Form 10-Q
period 1996-09-30
BITSTREAM INC
filed 1996-12-13
CIK 818813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark one)

          [x]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended September 30, 1996

          [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the transition period from ______ to ________




                         COMMISSION FILE NUMBER 0-21541



                                 BITSTREAM INC.
             (Exact name of registrant as specified in its charter)


                  DELAWARE                                            04-2744890
 (State or other jurisdiction of incorporation or          (I.R.S. Employer Identification
                 organization)                                             No.)

  215 FIRST STREET CAMBRIDGE, MASSACHUSETTS                             02142
  (Address of principal executive offices)                            (Zip Code)

                                 (617) 497-6222
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
      (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     At December 1, 1996, there were 5,486,221 shares of Class A Common Stock, par value $0.01 per share, and 422,026 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                                      INDEX
                                                                         PAGE
                                                                        NUMBERS
                                                                        -------


PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
         CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1995 AND
           SEPTEMBER 30, 1996. ..........................................  3

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
           MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1996 .....  4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS
           ENDED SEPTEMBER 30, 1995 AND 1996 ............................  5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..............................  6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS. ......................................  8

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .............................................. 11

ITEM 2.  CHANGES IN SECURITIES .......................................... 11

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ................................ 11

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS ............. 11

ITEM 5.  OTHER INFORMATION .............................................. 11

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ............................... 11

         SIGNATURES ..................................................... 12


2 of 14

                        PART I -- FINANCIAL STATEMENTS

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       BITSTREAM INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                                      DECEMBER 31,    SEPTEMBER 30,
                                                                          1995            1996
                                                                      ------------    -------------
                                                                                        (Unaudited)

                                 ASSETS
Current assets:
  Cash and cash equivalents                                           $    390,000    $    777,000
  Accounts receivable, net of allowance for doubtful accounts            1,846,000       2,099,000
  Current portion of long-term accounts receivable and extended
  plan accounts receivable, net of allowance for doubtful accounts         536,000       1,210,000
  Deferred income taxes                                                    600,000         838,000
  Other current assets                                                     194,000         523,000
                                                                      ------------    ------------
        Total current assets:                                            3,566,000       5,447,000
                                                                      ------------    ------------
Property and equipment, net:                                               530,000         930,000
                                                                      ------------    ------------
Other assets:
  Long-term accounts receivable, net of current portion                    228,000         337,000
  Other assets                                                               4,000          62,000
                                                                      ------------    ------------
                                                                           232,000         399,000
                                                                      ------------    ------------
        Total assets:                                                 $  4,328,000    $  6,776,000
                                                                      ============    ============


           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities:
  Notes payable                                                       $    300,000    $    250,000
  Current maturities of capital lease obligations                          134,000              --
  Subordinated notes payable to stockholders                                    --         600,000
  Accounts payable                                                         466,000         487,000
  Accrued expenses                                                       1,412,000       2,097,000
                                                                      ------------    ------------
        Total current liabilities:                                       2,312,000       3,434,000
                                                                      ------------    ------------
Capital lease obligations, less current maturities:                        184,000         333,000
                                                                      ------------    ------------
Other long-term liabilities:                                                26,000          15,000
                                                                      ------------    ------------
Stockholders' equity (deficit):
  Convertible preferred stock                                               32,000          32,000
  Common stock                                                               3,000           3,000
  Additional paid-in capital                                            14,449,000      14,455,000
  Accumulated deficit                                                  (12,630,000)    (11,450,000)
  Cumulative translation adjustment                                        (48,000)        (46,000)
                                                                      ------------    ------------
        Total stockholders' equity (deficit):                            1,806,000       2,994,000
                                                                      ------------    ------------
        Total liabilities and stockholders' equity (deficit):         $  4,328,000    $  6,776,000
                                                                      ============    ============





        The accompanying notes are an integral part of these consolidated financial statements


3 of 14

                        BITSTREAM INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)


                                                           THREE MONTHS ENDED          NINE MONTHS ENDED
                                                               SEPTEMBER 30,              SEPTEMBER 30,
                                                        -----------------------     -------------------------
                                                           1995          1996          1995           1996
                                                        ----------    ----------    ----------     ----------

REVENUES:
  Revenues                                              $    1,920    $    2,628    $    6,693     $    8,039
  Cost of revenues                                             512           644         1,306          1,452
                                                        ----------    ----------    ----------     ----------
      Gross Profit                                           1,408         1,984         5,387          6,587
                                                        ----------    ----------    ----------     ----------

OPERATING EXPENSES:
  Marketing and selling                                        833         1,117         2,524          3,262
  Research and development                                     269           334           814          1,014
  General and administrative                                   222           388           995          1,164
                                                        ----------    ----------    ----------     ----------
      Total operating expenses                               1,324         1,840         4,333          5,440
                                                        ----------    ----------    ----------     ----------
      Operating income (loss)                                   84           145         1,054          1,147
                                                        ----------    ----------    ----------     ----------

Other income (expense), net                                     50           (18)           11            (63)
                                                        ----------    ----------    ----------     ----------
  Income (loss) before provision for (benefit from)
    income taxes                                               134           127         1,065          1,084
Provision for (benefit from) income taxes                       18           (11)          100            (96)
                                                        ----------    ----------    ----------     ----------
      Net income (loss)                                 $      116    $      138    $      965     $    1,180
                                                        ==========    ==========    ==========     ==========

Pro forma net income per common and
  common equivalent share                               $     0.03    $     0.03    $     0.22     $     0.26
                                                        ==========    ==========    ==========     ==========

Pro forma weighted average common and
  common equivalent shares outstanding                   4,702,320     4,734,455     4,702,320      4,731,721
                                                        ==========    ==========    ==========     ==========



        The accompanying notes are an integral part of these consolidated financial statements

4 of 14


                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                                -------------------
                                                                 1995         1996
                                                                ------       ------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                             $ 965        $1,180
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities-
    Depreciation and amortization                                 170           199
    Deferred income tax benefit                                    --          (238)
    Net loss (gain) on disposal of property and equipment          (1)           (5)
    Issuance of common stock for services rendered                108            --
    Changes in assets and liabilities-
      Accounts receivable                                        (674)         (927)
      Long-term and extended plan accounts receivable            (371)         (109)
      Other assets                                                 46          (387)
      Accounts payable                                           (234)           21
      Accrued expenses                                            163           485
                                                                -----        ------
      Net cash provided by (used in) operating activities       $ 171        $  219
                                                                -----        ------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net
                                                                 (264)         (592)
                                                                -----        ------
      Net cash used in investing activities                     $(264)       $ (592)
                                                                -----        ------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from capital lease obligations                         100           324
  Proceeds from line of credit                                     --           100
  Proceeds from debt to stockholders                               --           600
  Payments on capital lease obligations                          (139)         (109)
  Payments on line of credit                                       --          (150)
  Change in other long term liabilities                             3           (11)
  Proceeds from the exercise of stock options and warrants         --             6
                                                                -----        ------
      Net cash provided by (used in) financing activities       $ (36)       $  760
                                                                -----        ------
Net Increase (Decrease) in Cash and Cash Equivalents             (129)          387
Cash and Cash Equivalents, beginning of period                    652           390
                                                                -----        ------
Cash and Cash Equivalents, end of period                        $ 523        $  777
                                                                =====        ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                        $  14        $   90
  Cash paid for income taxes                                    $ 101        $  142





        The accompanying notes are an integral part of these consolidated financial statements


5 of 14

                         BITSTREAM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

(1)  BASIS OF PRESENTATION

     The consolidated financial statements of Bitstream Inc. (the "Company") presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles, the balance sheet information at December 31, 1995, has been derived from the Company's audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 1995 included in the Company's Registration Statement on Form S-I (333-11519) which was declared effective by the Securities and Exchange Commission on October 30, 1996.

     The balance sheet as of September 30, 1996, the statements of income for the three and nine month periods ended September 30, 1996, and 1995, and the statements of cash flows for the nine month periods ended September 30, 1996 and 1995 and the notes to each thereof are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of the consolidated financial position results of a operations and cash flows of the Company and its subsidiaries for these interim periods.

     The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 1996.

(2)  PRO FORMA NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

     Pro forma net income per common and common equivalent share for the three and nine month periods ended September 30, 1996, and 1995, have been determined in accordance with the modified treasury stock method by dividing (i) net income increased by the effect of reduced interest expense associated with the assumed repayment of certain indebtedness as of the beginning of the period and by the effect of increased interest income associated with the assumed investment in U.S. Government securities as of the beginning of the period with the assumed proceeds from the exercise of outstanding options and warrants by (ii) the pro forma weighted average number of common and common equivalent shares outstanding, including the dilutive effect of options and warrants and the number of shares of common stock issuable upon conversion of Class A and Class B preferred stock and Class B common stock. As required by the rules promulgated by the Securities and Exchange Commission, shares, options or warrants issued at prices below the offering price in the year before the Company's initial public offering have been included in the calculation as if outstanding for all periods presented using the treasury stock method.


6 of 14

(3)  CONCENTRATION OF CREDIT RISK

     The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

     For the three months ended September 30, 1995, one customer represented approximately 12% of revenues. For the three-month period ended September 30, 1996, three customers represented 38%, 14% and 11% of revenues respectively. For the nine-month periods ended September 30, 1995 and 1996, one customer accounted for 12% of the Company's revenues.

(4)  SUBSEQUENT EVENT

     On October 30, 1996, the Company's Registration Statement on Form S-1 (the "Registration Statement") and the Company's Registration Statement on Form 8A (the "8A Registration Statement" and, collectively with Registration Statement, the "Registration Statements") were simultaneously declared effective by the Securities and Exchange Commission. The Registration statement related to the initial public offering (the "IPO") of 2,100,000 shares of the Company's Class A Common Stock at the public offering price of $6.00 per share, less underwriting discounts and expenses. The net proceeds to the Company upon completion of the IPO, including proceeds received in connection with purchases by the underwriters in the IPO of an additional 315,000 shares upon exercise of an over-allotment option, amounted to approximately $12.5 million, after deducting underwriting discounts and commissions and offering expenses. Upon completion of the IPO, the Company used a portion of the net proceeds for the repayment of outstanding indebtedness in an aggregate amount of approximately $1.4 million.


7 of 14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

          Bitstream Inc. (the "Company") develops and markets software products and technologies to enhance the creation, transport, viewing and printing of electronic documents. The Company primarily licenses its products and technologies to original equipment manufacturers ("OEMs") and independent software vendors ("ISVs") for inclusion in their output devices, embedded systems, applications, Internet authoring tools, World Wide Web browsers and other products.

          The Company derives revenues principally from the following sources:
(i) licensing fees and royalty payments paid by OEM and ISV customers; (ii) direct sales of custom and other type products to end users such as graphic artists, desktop publishers and corporations; and (iii) sales of type products to foreign customers primarily through distributors. Royalty payments due from OEM and ISV customers, who generally pay specified minimums or fixed fees for the right to include the Company's products as a component of a larger product for a specified time period or volume limit, are generally recognized as revenue at the time the software is delivered to the OEM or ISV customer. If the royalty payments are to be received over a period of time greater than one year, the amount recognized is discounted to the present value of the future minimum payments. Certain OEM and ISV customers pay royalties only upon the sublicensing of the Company's products to end users. Royalties due from these OEM and ISV customers are recognized when such sublicenses are reported to the Company by the OEM or ISV customer. Revenues from sales to end users and foreign distributors are generally recognized at the time the software products are delivered to the customer.

          Cost of revenues is comprised of direct costs of licenses and royalties, as well as direct costs of product sales to end uses. Included in cost of licenses and royalties are fees paid to third parties for the development or license of rights to technology and/or unique typeface designs and the costs incurred in the fulfillment of custom orders from OEM and ISV customers. Included in cost of product sales to end users and distributors are the direct costs associated with the duplication, packaging and shipping of products.

          Operating expenses consist primarily of sales and marketing expenses (principally sales compensation and commissions), research and development expense and general and administrative expenses.

          Except for the historical information contained herein, this quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, changes in the Company's relationship with Novell, Inc., from which the Company has obtained a license to use Novell, Inc.'s portable document technology, market acceptance of the Company's products, including its True Doc enabling technology, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's final Prospectus, dated October 30, 1996, included as part of the Company's Registration Statement on Form S-I (333-11519), in the section entitled "Risk Factors." The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.


8 of 14

RESULTS OF OPERATIONS

          Revenues. Revenues for the three months and the nine months ended September 30, 1996 increased by $708,000, or 37%, and $1.3 million, or 20%, respectively, to approximately $2.6 million, and $8.0 million, respectively, as compared to approximately $1.9 million and $6.7 million, respectively, for the three months and the nine months ended September 30, 1995. Revenues from OEM and ISV customers for the three months and the nine months ended September 30, 1996 increased by $1.1 million, or 88%, and $1.9 million, or 39%, respectively, to approximately $2.3 million and $6.7 million, respectively, from approximately $1.2 million and $4.8 million, respectively, for the three months and the nine months ended September 30, 1995, reflecting the continued strengthening of the Company's OEM and ISV business. Revenues from end users and distributors for the three months and the nine months ended September 30, 1996 declined by $356,000, or 50%, and $524,000, or 28%, respectively, to approximately $349,000 and $1.4 million respectively, from approximately $705,000 and $2.0 million, respectively, for the three months ended and the nine months ended September 30, 1995.

          Gross Profit. Gross profit for the three months and the nine months ended September 30, 1996 increased by $576,000, or 41%, and $1.2 million, or 22%, respectively, to approximately $1.9 million and $6.6 million, respectively, compared to approximately $1.4 million and $5.4 million, respectively, for the three months and nine months ended September 30, 1995. Gross profit as a percentage of revenues for the three months and the nine months ended September 30, 1996 increased to 75% and 82%, respectively, compared to 73% and 80%, respectively, for the three months and the nine months ended September 30, 1995. The increase in gross profit as a percentage of revenues reflects the increase in the percentage of revenues from OEM and ISV sales and a decrease in costs of licensing fees and royalties. Gross profit and gross profit as a percentage of revenues in the future may be affected by a variety of factors including third party licensing fees and royalties, pricing of the Company's products and changes in the product mix of the Company's revenues.

          Marketing and Selling. Marketing and selling expenses for the three months and the nine months ended September 30, 1996 increased by $284,000, or 34%, and $738,000, or 29%, respectively, to approximately $1.1 million, and $3.3 million, respectively, compared to approximately $833,000 and $2.5 million, for the three months and the nine months ended September 30, 1995. In future periods, the Company believes marketing and selling expenses may increase in absolute dollars due to higher levels of sales commissions and higher levels of promotional activities in support of new product introductions.

          Research and Development. Research and development expenses for the three months and the nine months ended September 30, 1996 increased by $65,000, or 24%, and $200,000, or 25%, respectively, to $334,000 and $1.0 million, respectively, compared to $269,000 and $814,000, respectively, for the three months and the nine months ended September 30, 1995, reflecting the addition of personnel to support expanded development of the Company's enabling technologies. Research and development expenses consist primarily of personnel costs and fees paid for outside software development and consulting fees. The Company expects to increase research and development expenditures in absolute dollars in future periods to support development of current and future products and technologies.

          General and Administrative. General and administrative expenses for the three months and the nine months ended September 30, 1996 increased by $166,000, or 75%, and $169,000, or 17%, respectively, compared to $222,000 and
$995,000, respectively, for the three months and the nine months ended September 30, 1995. As a percentage of revenues, general and administrative expenses represented 15% and 14%, respectively, for the three months and the nine months ended September 30, 1996 compared to 12% and 15%, respectively, for the three months and the nine months ended September 30, 1995. The Company expects to increase general and administrative expenses in absolute dollars in the future to support the Company's growth and infrastructure.


9 of 14

          The Company recorded a tax benefit for the three months and nine months ended September 30, 1996 of $11,000 and $96,000, respectively. These benefits consisted of a reduction of the valuation allowance for deferred tax assets in the three months and the nine months ended September 30, 1996 by $80,000 and $238,000, respectively, partially offset by current tax provisions of $69,000 and $142,000, respectively. The reduction to the valuation allowance is primarily based upon estimated future utilization of net operating loss carryforwards and federal tax credits. For the three months and the nine months ended September 30, 1995 the Company recorded tax provisions of $18,000 and $100,000, respectively, reflecting an effective tax rate of 13.4% and 9.4%, respectively, in the three months and the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

          At September 30, the Company had cash and cash equivalents of $777,000, an increase of $387,000 from $390,000 at December 31, 1995. Working capital was $2.0 million at September 30, 1996 as compared to $1.3 million at December 31, 1995.

          On October 30, 1996, the Company's Registration Statements were simultaneously declared effective by the Securities and Exchange Commission. The Registration Statement related to an IPO of 2,100,000 shares of the Company's Class A Common Stock at the public offering price of $6.00 per share, less underwriting discounts and expenses. The net proceeds to the Company upon completion of the IPO, including proceeds received in connection with purchases by the underwriters in the IPO of an additional 315,000 shares upon exercise of an over-allotment option, amounted to approximately $12.5 million, after deducting underwriting discounts and commissions and offering expenses. Upon completion of the IPO, the Company used a portion of the net proceeds for the repayment of outstanding indebtedness in an aggregate amount of approximately $1.4 million. The Company currently plans to use the remaining net proceeds for working capital and other corporate purposes.

          Cash used in investing activities was $592,000 during the nine months ended September 30, 1996. Investing activities consisted principally of the purchase of property and equipment to support the growing employee base and corporate infrastructure.

          From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company's business. Any such transactions consummated may use a portion of the Company's working capital or require the issuance of equity or debt.

          The Company believes that cash generated from the proceeds of the IPO, cash from operations and current cash balances will be sufficient to meet, the Company's operating capital requirements for at least the next twelve months. There can be no assurance, however, that the Company will not require additional financing in the future. If the Company were required to obtain additional financing in the future, there can be no assurance that sources of capital will be available on terms favorable to the Company, if at all.



10 of 14

                          PART II -- OTHER INFORMATION



ITEM 1.  LEGAL PROCEEDINGS

      On November 22, 1996, Mr. Robert S. Friedman, a former director and officer of the Company, and Mr. Gordon Greer and Ms. Faith G. Friedman, as trustees of the Robert S. Friedman Family Trust, filed a lawsuit in the Middlesex County Superior Court of Massachusetts against the Company, asserting that the Company has breached certain obligations the plaintiffs allege are due to them under a separation agreement dated May 22, 1991 (the "Separation Agreement") between Mr. Friedman and the Company. The plaintiffs are seeking monetary damages from the Company based on their claim that, in connection with the 1994 recapitalization of the Company, the Company allegedly made adjustments to the stock and options of the Company held by officers of the Company and that a provision in the Separation Agreement entitled the plaintiffs to equivalent adjustments with respect to the stock and options of the Company held by them. The plaintiffs further allege that the breach by the Company resulted in a loss to them of stock and options valued at $2.2 million. The Company believes that these claims are without merit and intends vigorously to contest their validity.

ITEM 2.  CHANGES IN SECURITIES

      Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

ITEM 5.  OTHER INFORMATION

      On October 30, 1996, the Securities and Exchange Commission simultaneously declared effective the Company's Registration Statement, filed under the Securities Act of 1933, as amended, and its 8A Registration Statement, filed under the Securities Exchange Act of 1934, as amended. The Registration Statement related an IPO of 2,100,000 shares of the Company's Class A Common Stock at the public offering price of $6.00 per share, less underwriting discounts and commissions. Upon completion of the IPO, the Company received net proceeds of approximately $10.8 million, after deducting underwriting discounts and commissions and offering expenses. On November 8, 1996, the underwriters in the IPO the exercised an option, to purchase 315,000 additional shares from the Company solely to cover over-allotment shares. The Company received additional net proceeds of $1.7 million in that transaction.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

           11 - Computation of Earnings per Share

           27 - Financial Data Schedule

      (b)  Reports on form 8-K

           No reports on form 8-K were filed by the Company during the quarter ended September 30, 1996.



11 of 14

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      BITSTREAM INC.

                                                      (Registrant)




SIGNATURE                                             TITLE                                       DATE
---------                                             -----                                       ----

        /s/ C. Raymond Boelig                President, Chief Executive Officer             December 13, 1996
---------------------------------------      and Director
            C. Raymond Boelig


          /s/ James D. Hart                  Vice President, Finance and                    December 13, 1996
---------------------------------------      Administration, Treasurer and Chief
              James D. Hart                  Financial Officer



12 of 14