Form 10-K
period 1996-12-31
BITSTREAM INC
filed 1997-03-31
CIK 818813

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

                [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                   For the fiscal year ended December 31, 1996

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from_______ to______

                         COMMISSION FILE NUMBER 0-21541

                                 BITSTREAM INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                  04-2744890
-------------------------------             ---------------------------
 (State or other jurisdiction of            Employer Identification No.)
  incorporation or organ(I.R.S.)

                215 FIRST STREET, CAMBRIDGE, MASSACHUSETTS 02142
          ------------------------------------------------------------
          (Address of principal executive offices, including Zip code)

                                 (617) 497-6222
               ---------------------------------------------------
              (Registrant's telephone number, including area code)



           Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, par value $.01 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 14, 1997 was approximately $26.3 million.

      As of March 14, 1997, there were 5,506,771 shares of Class A Common Stock, par value $0.01 per share, and 422,026 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                       Documents Incorporated by Reference

     Portions of the Registrant's definitive proxy statement for the 1997 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Form 10-K.

                                     PART I


ITEM 1. BUSINESS


RECENT DEVELOPMENTS



MAINSTREAM ACQUISITION

     On January 9, 1997, Bitstream Inc. (the "Company" or "Bitstream") purchased substantially all of the assets of Mainstream Software Solutions, a corporation organized under the laws of England primarily engaged in the business of marketing, selling, distributing and supporting Bitstream type products in the United Kingdom, for approximately $505,000. As a result, Bitstream will now directly distribute its own products in the United Kingdom. The acquisition will be accounted for as a purchase and will result in approximately $500,000 of goodwill.


1997 STOCK PLAN

     On March 10, 1997, the Board of Directors approved the 1997 Stock Plan under which the Company is authorized to grant incentive stock options and nonqualified stock options (including warrants) to purchase up to 1,000,000 shares of Class A Common Stock (however, in the event the Merger (described below) is not consummated by September 30, 1997, such number of shares of Class A Common Stock will be reduced to 500,000). Options granted under this plan shall expire no later than 10 years from the date of the grant and vest over periods of up to three years. The 1997 Stock Plan will be submitted for approval of Bitstream's stockholders at the 1997 Annual Stockholders' Meeting.


ARCHETYPE ACQUISITION

     On March 27, 1997, the Company entered into a Plan and Agreement of Merger (the "Merger Agreement") with Archetype, Inc. ("Archetype"), a Delaware corporation primarily engaged in the business of developing and marketing server-based information management software for the graphic arts industry. The Merger Agreement provides for the merger (the "Merger") of Archetype into Archetype Acquisition Corporation, a newly organized wholly-owned subsidiary of Bitstream. The Merger is intended to qualify as a tax free reorganization under the Internal Revenue Code.

     The Merger Agreement provides that, upon consummation of the Merger, each Archetype stockholder will receive, in exchange for their shares of Archetype capital stock, a certain amount of cash and Class A Common Stock (the "Merger Consideration") depending on the class of Archetype capital stock exchanged therefor. It is expected that the Merger Consideration will consist of approximately $1.64 million in cash, in aggregate, and approximately 531,427 shares of Class A Common Stock, in aggregate, subject to certain adjustments. On the closing of the Merger, it is expected that Bitstream will repay up to $800,000, in aggregate, of indebtedness owed by Archetype to certain of its stockholders. Additionally, following the Merger, the Company expects to issue options or warrants (the "Options") to purchase up to approximately 650,000 shares of Class A Common Stock, in order to induce the former Archetype employees and other persons receiving such Options to become employees of, or perform certain services for, the Company and/or to replace certain outstanding options and warrants issued by Archetype. Of these Options, 450,000 will be issued at an exercise price of $.90 per share and the remaining 200,000 will be issued at an exercise price per share equal to the fair market value of the Class A Common Stock on the date of the consummation of the Merger. The acquisition will be accounted for as a purchase with a significant portion of the purchase price being allocated to, and expensed, as in process research and development.

     Through the acquisition of Archetype, by the third quarter of 1997, Bitstream expects to begin to market Archetype's products to original equipment manufacturers ("OEMs") and independent software vendors ("ISVs"), and to the graphic arts/publishing market through the network of value added resellers ("VARs") that Archetype has established. Archetype's products include: (i) MediaBank, a digital asset management product that allows for the cataloging, archiving, and management of electronic images, text and documents; (ii) InterSep OPI and InterSep Output Manager, advanced open prepress interface and print management products for raster image processors and servers; and
(iii) NuDoc, an advanced document composition technology.

     Upon the consummation of the Merger, Bitstream expects to hire substantially all of the employees of Archetype, thereby increasing the number of Bitstream employees to approximately 90 people in the second quarter of 1997.

     Consummation of the Merger is subject to various conditions and there can be no assurance that the Merger will be consummated on the terms referenced above if at all.

     The foregoing statements are summaries of certain terms of the Merger and the Merger Agreement and do not purport to be complete. The summaries are subject to, and qualified in their entirety by reference to, the provisions of the Merger Agreement, a copy of which is attached hereto as Exhibit 10.10.


GENERAL

       Bitstream develops and markets software products and technologies to enhance the creation, transport, viewing and printing of electronic text based information. The Company's products and technologies consist of (i) type products, such as libraries of type designs (fonts) and custom type products;
(ii) enabling technologies, which deliver typographic capabilities to hardware output devices and software applications; and (iii) TrueDoc, a portable type technology providing for the efficient distribution of text, with fidelity, in a highly compact format. The Company's enabling technologies and TrueDoc allow textbased digital information to maintain its intended appearance in any computing environment. The Company primarily licenses its products and technologies to OEM's and ISV's for inclusion in their output devices, embedded systems, applications, Internet authoring tools, World Wide Web browsers and other products.

      Bitstream was founded in 1981 as a digital type supplier to computer hardware and software developers. The Company's library of type products is used by OEMs, ISVs and end users around the world in the creation of electronic documents. The Company was also an early developer of typographic enabling software for hardware and software developers. Its font processor products are used to provide type scaling functionality to operating systems, network servers and a wide variety of computer printers and other output devices. Recently, the Company has focused its product development and marketing efforts on technology solutions that address the font-related issues of document creation and portability in the Internet and corporate intranets.


INDUSTRY BACKGROUND

     The rapid growth in the use of personal computers, advanced software applications and laser printers has dramatically transformed the document creation, production and distribution process, giving rise to the widespread
use         of word processing and desktop publishing applications. Underlying the growth in word processing and desktop publishing were enabling technologies such as page description languages, printer control languages and outline font technologies. Adobe Systems Corporation's PostScript Type One format ("Type One"), the original outline font technology, gained acceptance among graphic artists and the high-end electronic publishing market due to the technology's close links to high-resolution output devices used in service bureaus and publishing houses. TrueType was developed by Apple Computer, Inc. ("Apple") as an alternative outline font technology to Type One and is integrated into the Windows and Macintosh operating systems. While capable of producing high-quality printed images and documents, these technologies were designed to operate as part of stand-alone systems. As a result, users were required to invest in expensive hardware and software combinations to enable competing technologies to co-exist and work together in the same environment. The problems presented by such competing standards have been further complicated by the adoption of multi-vendor client/server network architectures and the advent of new distribution media, including the Internet, corporate intranets, and new classes of information appliances.

     The increased use of distributed client/server network architectures in the 1990s has resulted in complex computing environments comprised of mixed operating systems and multiple networking protocols. To create, transport, view and print text-based digital information in such an environment, while preserving the appearance intended by the document's author, each individual computer must have resident on it specific font software and hardware drivers to display or print the document as the author intended. If a user's system should lack a particular typeface used by the author or attempt to output a document to a device that differs from the device on which the document was originally created, the user's end-product often lacks the appearance intended by the creator. For example, if an output device prints a document with a font used in substitution of the author's original font, a complete loss of original pagination or formatting within the document can often result. Such a result would make it difficult, if not impossible, for multiple users to review and comment collaboratively on the same document. Difficulties in retaining text integrity can be further complicated when users try to incorporate non-Latin fonts such as Kanji, Greek or Hebrew, because font substitution for non-Latin fonts is typically not available in most operating systems and output devices.

     Currently, techniques used to present text and graphics are based on existing desktop publishing technologies and, when used in new distribution media, often result in a loss of visual integrity, degraded system performance, or both. To efficiently deliver digital information that retains the author's intended visual impression, computer systems must utilize enabling technologies that reduce file size, minimize bandwidth consumption and operate reliably across heterogeneous computing environments.


THE BITSTREAM SOLUTION

     Bitstream markets products and technologies that provide the ability to create, view, transport and print documents without regard to the specific computing platforms, operating systems or resident applications used to create or view the original document. The Company's enabling technologies and TrueDoc allow text-based digital information to maintain its intended appearance in any computing environment. Bitstream's enabling technologies and its TrueDoc portable type technology allow OEMs and ISVs to embed compact, portable type information into output devices, embedded systems, applications, Internet authoring tools, World Wide Web browsers and other products.


STRATEGY

      Bitstream's goal is to become the leading supplier of type products, enabling technologies and portable document products for the creation, transport, viewing and printing of electronic documents. Key elements of the Company's strategy include the following:


     MAINTAIN TECHNOLOGY LEADERSHIP. Since its founding over 15 years ago, Bitstream has played a leading role in the development of industry-standard type products and enabling technologies (e.g. font processing software). Recently, Bitstream has been actively developing font portability and compaction technology. The Company has built substantial expertise in digital type design and production, technical font formats, and font portability and compression software. Bitstream intends to continue to develop or acquire technology to support its leadership position in these areas.


     EXPAND OEM AND ISV DISTRIBUTION CHANNELS. During 1996, the Company concentrated its efforts on the development and sale of technology and products to OEM and ISV customers. The Company believes that marketing to OEMs and ISVs provides it with the opportunity to build a base of revenue and to minimize production, marketing and inventory costs. The Company plans to continue to place significant emphasis on building its OEM and ISV customer base. If the Merger is consummated, Bitstream will seek to expand the sale of Archetype's products through its established VAR channel. See "Recent Developments--Archetype Acquisition."


     EXTEND TECHNOLOGY TO NEW MARKETS. The Company believes that certain features of its products such as their small file and application size, high typographic quality, performance, system scalability and cross-platform portability will facilitate their adaptation to new and emerging markets. These markets include the Internet, corporate intranets, embedded systems, multi-function devices (e.g. combined printer/fax/copiers) and information appliances. Bitstream is currently developing, adapting and marketing its enabling technologies and type products to third parties whose products address these new and developing markets.


     SUPPORT INDUSTRY STANDARDS. Bitstream's products and technologies have been designed to support existing technological and typographic standards, such as Hypertext Markup Language ("HTML"), Standard Generalized Markup Language ("SGML"), UNICODE, TrueType and Type One, and to be embedded within full-featured products produced by OEMs and ISVs. The Company's products have also been designed to function in multi-platform computing environments, including Windows, UNIX and Macintosh, OS/9 and Java. The Company plans to continue to promote the use of its products in multivendor configurations and is a member of the World Wide Web Consortium and the Unicode Consortium.

PRODUCTS

     The Company's products and technologies consist of (i) type products, such as libraries of type designs (fonts) and custom type products; (ii) enabling technologies, which deliver typographic capabilities to hardware output devices and software applications; and (iii) TrueDoc, portable type technology providing for the efficient distribution of text, with fidelity, in a compact format.


     TYPE PRODUCTS

     Bitstream has developed a library of over 1,400 digital typefaces deliverable in industry-standard font formats (such as TrueType or Type One). Approximately 1,200 of these typefaces are for use with English or other western European language-based computer systems. This large number of typefaces is necessary to support OEMs and ISVs focused on the graphic arts market, who are accustomed to having a wide variety of type designs to choose from. The remainder of the Company's type designs are non-western language typefaces such as Kanji, Greek, Chinese, Korean, Russian, Hebrew and Arabic that are marketed only to OEM and ISV customers. In addition to typefaces, the Company also offers custom type services to its customers. Depending on the needs of the client, the Company can digitize corporate logos, modify existing typeface designs, add special characters to typefaces and create new typefaces. The Company's custom type services are marketed to its OEM, ISV and large corporate customers.

     Bitstream has developed its own proprietary type product design software tools. These tools enable the Company's type product engineers to develop and expand the Company's library of type products and to generate custom type products in an efficient and cost-effective manner. By using its own tools, Bitstream can largely avoid licensing or paying royalties for the use of third party development tools. In addition, the Company believes that its design tools improve its competitive position in the marketplace by assisting the Company in adapting its products rapidly to the specific requirements of its customers.

     In May 1996, the Company introduced a new multi-lingual type product called Cyberbit. Cyberbit is a single typeface deliverable in TrueType format that contain characters from the majority of the world's languages. Cyberbit allows for the authoring, distributing, viewing and printing of multi-lingual electronic documents on computer systems that typically do not incorporate non-Western language fonts.


     ENABLING TECHNOLOGIES

     The Company's enabling technologies consist of font processors (also known as type scalers or rasterizers) in a modular architecture that provide OEM and ISV customers with a complete type processing subsystem for integration into their hardware or software products. Font processors are a necessary component in laser printers and operating systems because they interpret type information stored within a document and generate the indicated characters in the required size and resolution as determined by the application, the output device or user-defined specifications.

     The modular architecture of the Company's "4-in-1" enabling technology provides software hooks to allow OEMs and ISVs to incorporate font scaling technologies into their products. The four font scaling technologies provided for are the two industry standard font formats (TrueType and Type One), the resident fonts used in Hewlett-Packard Company LaserJet laser printers, and a Bitstream TrueDoc-based type rasterizer that processes Bitstream-supplied resident font sets. In addition, this 4-in-1 architecture includes software that routes incoming typeface data to the appropriate processor, and prepares the final rasterized characters for imaging by an output device or computer screen. The Company markets this technology under the name "Bitstream 4-in-1 TrueDoc Imaging System."


      TRUEDOC

     TrueDoc is a portable type compaction technology designed for the distribution of electronic text based information. OEMs and ISVs license and incorporate TrueDoc into their document creation and viewing products to achieve the reliable, compact and efficient recording, transport, viewing and printing of typographic information regardless of whether the fonts used for the original creation of the document are resident on the recipient's system. TrueDoc has been engineered to be small in file and application size, to comply with all industry font standards, and to be cross-platform compatible.

     TrueDoc is composed of two main software components. The TrueDoc Character Shape Recorder, approximately 75 kilobytes in size, captures character shapes from a font processor, such as TrueType or Type One, and creates a portable font resource ("PFR") that is transportable across networks or the Internet. TrueDoc's Character Shape Player, approximately 65 kilobytes in size, recreates the type shapes stored in the PFR and displays the text in a manner that maintains the integrity of the original type shapes. The Company believes that TrueDoc's small file size and efficient playback capabilities present advantages in applications where limitations on bandwidth and memory are significant factors.

     In February 1997, the Company entered into a licensing agreement with Netscape Communications Corporation ("Netscape"), pursuant to which Netscape licensed TrueDoc's Character Shape Player (viewing component) and TrueDoc's Character Shape Recorder (recording component) from the Company. The Company anticipates that Netscape will integrate such TrueDoc technology into Netscape's Communicator software, an integrated suite of applications that combine electronic mail, browsing, Internet document composition and collaboration. The Company is also pursuing, and has concluded, similar arrangements with other Internet technology developers. In June 1996, Bitstream entered into separate licensing agreements with Spyglass, Inc. ("Spyglass") and Oracle Corporation ("Oracle"), to include TrueDoc technology into their respective Internet browsing technologies: the Spyglass Web Technology Kit and the Oracle PowerBrowser. Spyglass' Web Technology Kit is an Internet enabling technology for hardware manufacturers and continues to be marketed by Spyglass. Oracle's PowerBrowser is not currently being marketed by Oracle.

     Although the Company expects that it will receive no or only nominal royalty payments under these agreements, the inclusion of TrueDoc viewing technology into Netscape's and Spyglass' client products or World Wide Web navigation tools will create an installed TrueDoc user base of these companies' customers. The Company believes that this will stimulate demand by OEM's and ISV's to license the recording component of TrueDoc, the Character Shape Recorder, for use in their Internet and corporate intranet products or applications on a royalty basis. There can, however, be no assurance that either Netscape or Spyglass will include (or continue to include) TrueDoc in its products or that the Company will achieve any commercial benefit from the inclusion of TrueDoc in such products.

     In September 1996, the relationship that developed between Oracle and Bitstream led to a separate licensing agreement between Bitstream with Network Computer, Inc., a subsidiary of Oracle, to provide full multilingual font technology support for its Network Computer architecture. The Company is also pursuing separate licensing arrangements with HTML authoring tool developers and Internet compatible hardware manufacturers.


     PORTABLE DOCUMENT PRODUCTS

     Portable document products are software applications that provide users with the ability to create electronic documents that can be shared, viewed, annotated, indexed, searched and printed by other users regardless of the computer system or application used to create the documents.

     Pursuant to a license (the "Envoy License") the Company obtained from Novell, Inc. ("Novell"), Novell granted the Company the exclusive right to distribute Novell's proprietary portable document technology, Envoy, to companies that incorporate Envoy in their own products, such as OEMs and ISVs (other than Corel Systems Corporation, as to which Novell also has the rights to distribute Envoy) and a non-exclusive rights to distribute Envoy to end users.

     During the first quarter of 1997, the Company held discussions with Novell as to various matters relating to Envoy and certain provisions of the Envoy License. Such discussions resulted in the termination of the Envoy License without any further obligation or liability of either party to the other. The Company believes that such termination will not have an adverse effect on the Company and is consistent with furthering the Company's presence in Internet tools, Network Computers and set top boxes, where the emphasis appears to be on developing technologies which are more open to industry standards, such as HTML, SGML and Java.


     FUTURE PRODUCTS

     The Company has identified other emerging and complementary areas for which it believes its products will be well suited. Bitstream is currently developing products to enhance the performance of text-based document creation, transport, viewing and printing within such markets. Products under development and future markets being addressed include:

     o Server-based products that supply typefaces and enabling technologies to network devices including workstations and printers. Such products are being developed to simplify network maintenance, improve application and network performance and help simplify copyright compliance. The first of these products, expected to commence shipment in late 1997, is the Bitstream Advanced Font Services for Networks product. This product is expected to work with Novell's Netware Distributed Print Services ("NDPS"). NDPS is expected to ship in mid 1997.

     o TrueDoc-based utilities for the graphic arts market that address font portability issues in the electronic delivery of desktop publishing documents.

     o Type products, enabling technologies and versions of TrueDoc for integration into new products and applications such as set-top boxes, personal digital assistants and other information applications based on new programming languages or operating systems, such as Sun Microsystems, Inc.'s Java.

     o If the Merger is consummated, products from Archetype, such as MediaBank, InterSep OPI and InterSep Output Manager and NuDoc.

     The Company has not determined the approximate time when such future products, if completed, may be released for future sale, if at all. There can be no assurance that any of the Company's planned or contemplated products will reach commercialization or, if released for sale, will gain market acceptance, or that the markets targeted by the Company will develop as anticipated, or that the Merger with Archetype will be consummated. See "Recent Developments--Archetype Acquisition."


MARKETING AND SALES

      The principal objective of the Company's marketing strategy is to continue to expand the sale of the Company's products and technologies to OEMs and ISVs who integrate the Company's software into their own products. OEM and ISV relationships range from the license of a small group of typefaces to agreements whereby an entire range of type products and/or technologies are incorporated into the customer's hardware or software products. As new opportunities arise, particularly in the newly emerging areas of corporate intranets and portable document software, the Company intends to evaluate other marketing approaches. This may include marketing through the VAR channel serving the networking market or increased direct corporate and international marketing. See "Recent Developments--Archetype Acquisition."

     The Company's sales organization, as of March 17, 1997, consisted of 9 people focused on OEM and ISV sales and 6 people focused on corporate direct sales. The Company's sales efforts are managed from its corporate headquarters in Cambridge, Massachusetts. In addition, the Company maintains a European sales headquarters in Amsterdam, The Netherlands and sales offices in Burlingame, California, Reading, England and Cheltenham, England. Finally, the Company has a sales agent based in Tokyo to facilitate OEM sales to Japanese hardware manufacturers. The Company's direct sales personnel receive a base salary plus commissions based on meeting annual sales targets, with additional commissions for sales in excess of annual targets.

     The Company seeks to enhance its relationships with existing customers through a four-person technical support team that works with customers or prospects to support sales and to facilitate the implementation and use of the Company's software products and technologies. Marketing activities are carried out by a team of six people located at the Company's headquarters in Cambridge, Massachusetts. In addition, the Company promotes its products through attendance and exhibition at major industry trade shows. The Company intends to expand its sales and marketing efforts in the future.


CUSTOMERS

     The Company licenses type products, enabling technologies and TrueDoc to a wide variety of OEM and ISV customers. In addition, the Company sells custom and other type products directly to corporate customers. No single Bitstream customer accounted for 10% or more of the Company's revenues for any of the fiscal years ended September 30, 1994 through December 30, 1996. From time to time, product sales to large customers during a single fiscal quarter may constitute more than 10% of Company revenues for such quarter. See Note 13 to Notes to Consolidated Financial Statements for information as to revenues derived by the Company from sales outside of the United States. In the future, the Company intends to broaden its customer base through expanded product offerings and increased marketing efforts within the OEM/ISV, corporate and VAR channels. Customers which are representative of the various industry groups served by the Company include those listed below.



----------------------------------------------------------------------------------------------------------------------------------
                                      ISVS

Application Developers                     Graphic Arts                                        Operating Systems

   Accent Software International Ltd.         Barco Graphics N.V.                                 Apple Computer, Inc.
   Corel Systems Corporation                  DaiNippon Screen Manufacturing Co., Ltd.            QNX Software Systems Ltd.
   Hummingbird Communications Inc.            Intergraph Corporation                              Silicon Graphics, Inc.
   Macromedia, Inc.                           Interleaf, Inc.                                     Sun Microsystems, Inc.
----------------------------------------------------------------------------------------------------------------------------------
                                      OEMs

                                    Printer Companies                                    Broadcast Television

   Hewlett-Packard Company                    Seiko Epson Corporation                       Victor Company of Japan (JVC)
   Kyocera Corp.                              Sharp Electronics Corporation                 The Walt Disney Company
----------------------------------------------------------------------------------------------------------------------------------
                               Corporate End Users

   CNA Insurance Company                      Kemper Financial Services                           TV Guide
   Deluxe Corporation                         Price Waterhouse L.L.P.
----------------------------------------------------------------------------------------------------------------------------------


RESEARCH AND PRODUCT DEVELOPMENT

     Bitstream is committed to developing innovative software to enhance electronic document creation, transport, viewing and printing. To accomplish this goal, the Company has invested, and expects to continue to invest, significant resources in research and development. The Company's research and development activities are centered around advancing the Company's software products for its OEM, ISV and corporate customers and, if the Merger is consummated, will include advancing products and technologies developed by Archetype for sale through the VAR channel. The Company maintains specific expertise in the areas of font formats, multi-lingual fonts, font portability, font compression and font processing technology and, if the Merger is consummated, this expertise will be expanded to include composition, media and server technology. See "Recent Developments - Archetype Acquisition."

     The Company emphasizes cross-platform portability, small file and application size and extensibility to new technologies in its software development. To support these design objectives, the Company employs advanced software development techniques. For example, the Company is developing software using the Java programming language to adapt its products to devices and software applications written to take advantage of Java's advanced structure and cross-platform portability. Java versions of True Doc in platform specific format are currently available for Windows and UNIX. The Company expects to have a Java version of TrueDoc that will work on all computing platforms available in the last quarter of 1997. There can, however, be no assurance that such a version of TrueDoc will be completed in the last quarter of 1997, if at all.

     As of March 17, 1997, the Company employed 18 individuals who engage in research and development activities. Of these, eight focus on type product development, four on developing enabling technology, and three on TrueDoc. The remainder focus on quality assurance and administration.


COMPETITION

     The markets in which the Company participates are intensely competitive, evolving and subject to rapid technological change. The Company expects competition to persist and increase in the future. Certain of the Company's competitors, including Adobe Systems Corporation ("Adobe") and Agfa Division, Miles Inc. ("Agfa"), have greater name recognition, a larger customer base and significantly greater financial, technical and marketing resources than the Company. The Company's products compete with the solutions offered by a variety of companies, including other suppliers of enabling technologies, software application developers, and vendors of computer operating systems. Moreover, the market for the Company's enabling technologies and products may be adversely impacted to the extent that computer hardware, operating system and application software vendors incorporate similar functionality or bundle competitive offerings with their products and thereby reduce the market for the Company's technology or products. The Company's markets are the subject of intense industry activity, and it is likely that a number of software developers are devoting significant resources to developing and marketing technology and products that may compete with the Company's technology and products.

     The competition for the Company's sales of type products to OEM and ISV customers generally comes from a number of comparably sized or smaller companies offering their own type libraries and custom type services. Competition to the Company's enabling technologies principally comes from Agfa with its Universal Font Scaling Technology ("UFST"). UFST has a similar architecture to the Company's 4-in-1 enabling technology product.

     The competition for TrueDoc consists primarily of software from Agfa, which includes a font compression technology known as MicroType Express. Until recently, the Company also faced competition with respect to TrueDoc from the former Ares Software Corporation, which was acquired by Adobe.

     The Company also faces competition in its efforts to have TrueDoc accepted and supported by Internet companies. In March 1996, Adobe and Netscape announced their intention to integrate Adobe technology into Netscape products. The Company's licensing agreement with Netscape does not preclude Netscape from integrating Adobe technology into Netscape products. In addition, Microsoft Corporation ("Microsoft") has announced an initiative to provide font portability and compression in future versions of its Internet applications. The Company believes that Microsoft has licensed Agfa's MicroType Express to provide font compression for this initiative.

     Future sales of the Company's products will depend upon the Company's ability to develop or acquire, on a timely basis, new products or enhanced versions of its existing products that compete successfully with products offered by developers of competing technologies. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.


INTELLECTUAL PROPERTY

     The Company relies on a combination of trade secret, copyright, patent, and trademark laws and contractual restrictions to establish and protect proprietary rights in its technology. The Company has entered into confidentiality and invention assignment agreements with its employees, and when obtainable, enters into non-disclosure agreements with its suppliers, distributors and others so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of the Company's technologies or that the Company's competitors will not independently develop non-infringing technologies that are substantially similar to or superior to the Company's technology. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or licensed may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. The Company believes that, because of the rapid pace of technological change in the software and electronic commerce markets, legal protection for its products will be a less significant factor in the Company's future success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the ability of the Company to satisfy its OEM and ISV customers.

     The Company's policy is to apply for U.S. patents with respect to its technology and seek copyright registration of its technology or trademark registration of its marks from time to time when management determines that it is competitively advantageous and cost effective to do so. The Company has been granted two patents and a third is pending before the United States Patent and Trademark Office and each is directed to certain aspects or applications of the Company's TrueDoc technology. Additionally, the Company has sought foreign patent rights to certain aspects of its TrueDoc technology by filing an International Application under the Patent Cooperation Treaty.


EMPLOYEES

     As of March 17, 1997, the Company employed 66 persons, including 29 in sales and marketing, 18 in research and development and 19 in general administrative functions. Of the Company's 66 employees, 64 are full time and 2 are part time. The Company also retains consultants from time to time to assist it with particular projects for limited periods of time. The Company believes that its future success will depend in part on its ability to attract, motivate and retain highly qualified personnel. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good. See "Recent Developments--Archetype Acquisition."


DELAWARE REINCORPORATION

     The Company was reincorporated in Delaware on May 21, 1996 by merging Bitstream Inc., a Massachusetts corporation ("Bitstream-Massachusetts") into the Company, which was a wholly-owned subsidiary of Bitstream-Massachusetts. In connection with the Delaware Reincorporation, each three outstanding shares of stock of Bitstream-Massachusetts was converted into two shares of the same class of stock of the Company. Such conversion is referred to herein as the "2-for-3 Conversion."

     Bitstream(R) and TrueDoc(R) are federally registered trademarks of the Company; the Company claims trademark rights in Cyberbit(TM). All other trademarks, service marks or tradenames referred to in this Report are the property of their respective owners.


ITEM 2. PROPERTY

     The Company's corporate headquarters is located in Cambridge, Massachusetts where it currently leases approximately 25,000 square feet under a lease expiring in 1998, with the right to renew for an additional five years. Management believes that these facilities are adequate for the Company's current needs and that suitable additional space, should it be needed, will be available to accommodate expansion of the Company's operations on commercially reasonable terms.


ITEM 3. LEGAL PROCEEDINGS

     On May 26, 1995, The Friends of the Museum of Printing, Inc. (the "Museum") filed a lawsuit in the Middlesex County Superior Court of Massachusetts against the Company in connection with a letter agreement (the "Letter") dated July 23, 1992 from the Company to the Museum concerning storage of certain font materials for the Museum. The Letter provided that the Company would have no liability to the Museum, over and above the proceeds of insurance, for damage or loss of any of the font materials, and that neither the Company nor the Museum would incur any liability to the other for any loss or damage arising out of their respective rights and obligations set forth in the Letter. The Museum alleges that after the two-year storage period had expired, the Company disposed of the font materials and that such conduct by the Company breached the terms of the Letter and violated Chapter 93A of the Massachusetts General Laws, which provides, among other things, that persons found to have engaged in an unfair or deceptive act in the conduct of a trade or business may be liable for double or treble damages and attorney fees. The Museum further demanded an accounting of royalties the Museum claims are due from the Company for use of the font materials.

     Although the Company cannot determine an estimate of the possible loss associated with this matter, it believes that its available insurance will cover any liability incurred in connection with the lawsuit, except for certain potential liabilities, up to a maximum of $1.01 million, subject to a $10,000 deductible. The Company further believes that in the event that the claim exceeds $1.01 million its available insurance will cover one-half of any liability incurred by the Company in excess of $1.01 million up to a maximum of $1.8 million. The Company's insurer is currently paying all of the costs incurred by the Company in defending this lawsuit.

     The Company cannot ensure that current reserves and insurance coverage will be sufficient to cover any liability incurred by the Company in this lawsuit.

     The Company has reserved the $10,000 deductible in the accompanying consolidated financial statements as of December 31, 1996.

     On November 22, 1996, Mr. Robert S. Friedman, a former director and officer of the Company, and Mr. Gordon Greer, and Ms. Faith G. Friedman, as trustees of the Robert S. Friedman Family Trust, filed a lawsuit in the Middlesex County Superior Court of Massachusetts against the Company, asserting that the Company has breached certain obligations the plaintiffs allege are due to them under a separation agreement dated May 22, 1991 (the "Separation Agreement") between Mr. Friedman and the Company. The plaintiffs are seeking monetary damages from the Company based on their claim that, in connection with the 1994 recapitalization of the Company, the Company allegedly made adjustments to the stock and options of the officers of the Company and that a provision in the Separation Agreement entitled the plaintiffs to equivalent adjustments with respect to the stock and options of the Company held by them. The plaintiffs further allege that the breach by the Company resulted in a loss to them of stock and options valued at $2.2 million. The Company believes that these claims are without merit and intends to vigorously contest their validity.

     The Company is self-insured for health costs to its employees up to an annual aggregate amount of approximately $270,000, after which the Company's insurance carrier pays for all additional claims.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 22, 1996, prior to the effective date of the Company's initial public offering of its Class A Common Stock (the "IPO"), a majority of the stockholders of each class of Bitstream's common stock and preferred stock voted by written consent to amend the certificate of incorporation of the Company to eliminate the shares of the Company's authorized Class A Preferred Stock and Class B Preferred Stock remaining outstanding after all shares of such Class A Preferred Stock and Class B Preferred Stock were automatically converted to Class A Common Stock and Class B Common Stock, respectively, on the effective date of the IPO.

      On October 22, 1996, 2,782,575 shares, 391,162 shares, 288,646 shares and
30,884 shares of Bitstream's Class A Preferred Stock, Class B Preferred Stock, Class A Common Stock and Class B Common Stock, respectively, were outstanding and a total of 2,475,074 shares, 391,162 shares, 206,340 shares and 30,884 shares of Class A Preferred Stock, Class B Preferred Stock, Class A Common Stock and Class B Common Stock, respectively, voted for the amendment to the Company's Certificate of Incorporation.


EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers and their ages as of March 15, 1997 are as follows:


         Name              Age                     Position
---------------------    ------  --------------------------------------------

C. Raymond Boelig          43     President and Chief Executive Officer

James D. Hart              39     Vice President, Finance and Administration,
                                  Treasurer and Chief Financial Officer

John S. Collins            57     Vice President, Engineering and Development

Geoffrey W. Greve          39     Vice President, Type Operations

John S. Seguin             42     Vice President, Sales and Marketing



     C. Raymond Boelig has been Chairman of the Board of Directors of the Company since December 6, 1996, a director of the Company since May 1, 1996 and President and Chief Executive Officer of the Company since September 1993. Mr. Boelig has been employed by the Company since December 1987 and has served most recently as Chief Operating Officer from July 1993 through September 1993, Vice President of OEM Sales and Marketing from February 1992 through July 1993 and Director of OEM Sales and Marketing from January 1990 through February 1992.

     James D. Hart has been Vice President, Finance and Administration and Chief Financial Officer of the Company since May 1, 1996 and Treasurer of the Company since March 1994. From March 1994 until May 1, 1996, Mr. Hart also served as Secretary and acting Chief Financial Officer of the Company. Prior to May 1, 1996, Mr. Hart was a Vice President of Interfid Ltd. ("Interfid"), a private investment advisory firm, and his services were provided to the Company on an as needed basis by Interfid. Mr. Hart was a Vice President of Interfid from 1990 until May 1, 1996 and was responsible for selecting, evaluating, monitoring and negotiating the terms of venture capital investments made and proposed to be made by Interfid's clients, principally in high technology areas.

     John S. Collins has been Vice President of Engineering and Development since 1988. Mr. Collins has been employed by the Company since 1986. Mr. Collins was the inventor or a co-inventor in respect of a number of the patents held by the Company relating to font imaging technology. He is the principal inventor of the Company's TrueDoc technology. Mr. Collins holds a B.Sc. and a PhD in Electrical Engineering from the University of London.

     Geoffrey W. Greve has been Vice President of Type Operations of the Company since May 1995. Mr. Greve has been employed by the Company since 1987 and previously served as Director of Production Control from 1990 through May 1995.

     John S. Seguin has been Vice President of Sales and Marketing since August 1994. Mr. Seguin served as Vice President and General Manager of XLI Corp., a corporation engaged in manufacturing printer enhancements, from July 1993 through July 1994, and as Vice President of Sales and Marketing of Howtek, Inc., a corporation engaged in manufacturing color imaging products, from November 1987 through July 1993.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


MARKET INFORMATION

     The Class A Common Stock of the Company began trading publicly on the Nasdaq National Market tier of The Nasdaq Stock Market on October 30, 1996 under the symbol "BITS." Prior to October 30, 1996, there was no public market for the Class A Common Stock. The following table sets forth the high and low closing sale prices of the Company's Class A Common Stock as reported on the Nasdaq National Market for the period commencing October 30, 1996 through December 31, 1996. Such information reflects interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

---------------------------------       ---------------------------------------
                                                HIGH                 LOW
                                        -----------------      ----------------

October 30 through December 31                6 1/2                 4 5/8


     As of March 14, 1997, the Company's Class A Common Stock was held by approximately 34 holders of record and the Company believes that the Company's Class A Common Stock was beneficially held by more than 400 holders. The Company's Class B Common Stock was held by 1 holder beneficially and of record.


DIVIDENDS

     The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends on its capital stock in the foreseeable future.


SALE OF UNREGISTERED SECURITIES

     During the fiscal year ended December 31, 1996, the Company issued an aggregate of 6,833 shares of Class A Common Stock in connection with the exercise of 6,833 vested options and warrants issued under the Company's 1994 Stock Plan.

     The sales and issuances of securities in the transactions described above are deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 promulgated thereunder, in that they were issued either pursuant to written compensatory benefits plans or pursuant to a written contract relating to compensation, as provided by Rule 701.


ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below as of September 30, 1994 and 1995 and December 31, 1995 and 1996 and for each of the two years in the period ended September 30, 1995, the three months ended December 31, 1995, and the year in the period ended December 31, 1996 have been derived from, and are qualified by reference to, the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is included elsewhere in this Report. The selected consolidated financial data presented below as of September 30, 1992 and 1993 and for each of the two years in the period ended September 30, 1993 have been derived from, and are qualified by reference to, the Company's audited financial statements, which are not included in this Report. The selected consolidated statement of operations data for the three months ended December 31, 1994 have been derived from the unaudited consolidated financial statements of the Company, which are not included in this Report. In the opinion of management, the unaudited financial statements of the Company have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations for these periods. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements of the Company and Notes thereto, with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report, and other financial data appearing elsewhere herein.


                                                                                                   Three Months Ended    Year Ended
                                                          Year Ended September 30,                     December 31,     December 31,
                                                  ---------------------------------------------     --------------------------------
                                                    1992         1993         1994         1995       1994(1)    1995(1)     1996(1)
                                                  -------       ------       ------       ------     ---------  ---------   --------
                                                        (In thousands, except per share data)       (Unaudited)
Consolidated Statements of Operations Data:
 Revenues......................................   $20,548     $17,430      $ 9,832       $8,970       $2,276     $2,355     $10,551
 Cost of revenues..............................     5,433       6,276        2,299        1,579          273        411       1,858
                                                  -------     -------      -------      -------       ------     ------      -------
   Gross profit................................    15,115      11,154        7,533        7,391        2,003      1,944       8,693
                                                  -------     -------      -------      -------       ------     ------     -------
Operating expenses:
   Marketing and selling.......................    10,531       9,080        3,334        3,264          740        978       4,386
   Research and development....................     5,686       3,536        1,534        1,071          255        331       1,512
   General and administrative..................     2,237       3,006        1,281        1,261          266        385       1,533
   Restructuring charge........................        --          --          365          --            --         --          --
                                                  -------     -------      -------      -------       ------     ------      -------

     Total operating expenses..................    18,454      15,622        6,514        5,596        1,261      1,694       7,431
                                                  -------     -------      -------      -------       ------     ------      -------
 Operating income (loss).......................    (3,339)     (4,468)       1,019        1,795          742        250       1,262
                                                  -------     -------      -------      -------       ------     ------      -------
 Other income (expense), net...................      (107)        (18)         (40)          11           (2)        17         (97)
                                                  -------     -------      -------      -------       ------     ------      -------
 Provisions for (benefit from) income taxes....       178         319          133          118           17       (471)        (94)
                                                  -------     -------      -------      -------       ------     ------      -------
 Net income (loss).............................   $(3,624)    $(4,805)     $   846       $1,688       $  723       $738      $1,337
                                                  ========    ========     =======      =======       ======     ======      =======
 Pro forma net income per common and common
   equivalent share (2)........................                                         $   .38                   $ .17      $   .27
                                                                                        =======                   ======     =======
 Pro forma weighted average common and common
   equivalent shares outstanding(2).........                                              4,984                    4,705       5,041
                                                                                          =====                   ======      ======



                                                                 As of September 30,                          As of December 31,
                                                   ----------------------------------------------          -------------------------
                                                   1992           1993           1994         1995         1995(1)           1996(1)
                                                   ----           ----           ----         ----         -------          -------
                                                                                 (In thousands)
Consolidated Statements of Operations Data:
Cash and cash equivalents.................       $ 347         $  1,068        $   654       $  523        $   390         $11,718
Working capital (deficit).................        (976)          (2,266)          (920)         881          1,254          14,220
Total assets..............................       7,895            5,029          2,640        3,194          4,328          17,477
Long-term obligations.....................         566               17            125          124            210             .99
Mandatorily redeemable convertible preferred        --            1,204          2,311           --             --              --
 Stock Stockholders' equity (deficit)......        153           (2,803)        (3,041)       1,066          1,806          15,359

------------------


(1) Effective December 31, 1995, the Company changed its fiscal year end from a fiscal year end of September 30 to a calendar year end. The fiscal year ended December 31, 1996 commenced January 1, 1996. Because of this change in fiscal year, the Company is presenting certain consolidated statement of operations data for the three months ended December 31, 1994 and December 31, 1995, as well as consolidated balance sheet data as of December 31, 1995.

(2) Calculated on the basis described in Note 3 of Notes to the Consolidated Financial Statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW

     The Company develops and markets software products and technologies to enhance the creation, transport, viewing and printing of electronic documents. The Company primarily licenses its products and technologies to OEMs and ISVs for inclusion in their output devices, embedded systems, applications, Internet authoring tools, World Wide Web browsers and other products.

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

     Cost of revenues is comprised of direct costs of licenses and royalties, as well as direct costs of product sales to end users. Included in cost of licenses and royalties are fees paid to third parties for the development or license of rights to technology and/or unique typeface designs and the costs incurred in the fulfillment of custom orders from OEM and ISV customers. Included in cost of product sales to end users and distributors are the direct costs associated with the duplication, packaging and shipping of products, and any royalty fees paid to third parties for rights to license typefaces.

     Operating expenses consist primarily of sales and marketing expenses (principally sales compensation and commissions), research and development expense and general and administrative expenses.

     Except for the historical information contained herein, this Annual Report on Form 10-K may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of the Company's products, including its TrueDoc enabling technology, competition, the timely introduction of new products, and when and on what terms the Merger might be consummated, if at all. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's final Prospectus, dated October 30, 1996, included as part of the Company's Registration Statement on Form S-1 (333-11519), in the section entitled "Risk Factors." The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.


RESULTS OF OPERATIONS

      The following table sets forth the percentage of revenues represented by certain items reflected in the Company's Statements of Operations Data for the periods presented.



                                                                                               Three Months Ended       Year Ended
                                                             Year Ended September 30,              December 31,         December 31,
                                                            -------------------------        -----------------------    -----------
                                                              1994            1995            1994            1995          1996
                                                             --------         -------        -------        --------        ----
                                                                                                           (Unaudited)
Revenues ...........................................          100.0%          100.0%          100.0%          100.0%        100.0%
Cost of revenues ...................................           23.4            17.6            12.0            17.5          17.6
                                                              -----           -----           -----           -----         -----
 Gross profit ......................................           76.6            82.4            88.0            82.5          82.4
                                                              -----           -----           -----           -----         -----
Operating expenses
 Marketing and selling .............................           33.9            36.4            32.5            41.5          41.6
 Research and development ..........................           15.6            11.9            11.2            14.1          14.3
 General and administrative ........................           13.0            14.0            11.7            16.4          14.5
 Restructuring charge ..............................            3.7              --              --              --            --
                                                              -----           -----           -----           -----         -----
     Total operating expenses ......................           66.2            62.3            55.4            72.0          70.4
                                                              -----           -----           -----           -----         -----
 Operating income (loss) ...........................           10.4            20.1            32.6            10.5          12.0
                                                              -----           -----           -----           -----         -----


                                                                                  Three Months Ended             Year Ended
                                                Year Ended September 30,              December 31,               December 31,
                                               -------------------------        ------------------------       ----------------
                                                 1994            1995            1994               1995              1996
                                                 ----            ----            ----               ----              ----

 Other income (expense), net...................  (0.4)              --           (0.1)               0.8               (0.2)
                                                 -----           ------          -----              -----              -----
 Provision for (benefit from) income taxes.....   1.4               1.3           0.8              (20.0)              (0.9)
                                                 -----           -------         -----              -----              -----
 Net income (loss).............................   8.6%             18.8%         31.7%              31.3%              12.7%
                                                 =====           =======        ======              =====             ======



YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED SEPTEMBER 30, 1995

     Revenues. Revenues for the fiscal year ended December 31, 1996 increased by approximately $1.6 million, or 17.6%, to approximately $10.6 million, compared to approximately $9.0 million for the fiscal year ended September 30, 1995. Revenues from product sales to OEM and ISV customers for the fiscal year ended December 31, 1996 increased by approximately $2.4 million, or 38%, to approximately $8.7 million, from approximately $6.3 million for the fiscal year ended September 30, 1995, as a result of the continuing acceptance of the Company's type products and enabling technologies by OEM and ISV customers, as well as the license by additional OEM and ISV customers of the Company's TrueDoc technology. Revenues from product sales to end users and distributors for the fiscal year ended December 31, 1996 declined by $700,000, or 27%, to $1.9 million, from $2.6 million for the fiscal year ended September 30, 1995, as a result of the Company's withdrawal from the computer software reseller channel beginning in fiscal year 1993.

     Gross Profit. Gross profit for the fiscal year ended December 31, 1996 increased by approximately $1.3 million, or 17.6%, to approximately $8.7 million, compared to approximately $7.4 million for the fiscal year ended September 30, 1995. The increase in gross profit was due primarily to the increase in revenues. Gross profit as a percentage of revenues remained approximately the same for both fiscal years.

     Marketing and Selling. Marketing and selling expenses for the fiscal year ended December 31, 1996 increased by approximately $1.1 million, or 33.3%, to approximately $4.4 million, compared to approximately $3.3 million for the fiscal year ended September 30, 1995, due to higher levels of sales commissions and higher levels of promotional activities in support of new product introductions.

     Research and Development. Research and development expenses for the fiscal year ended December 31, 1996 increased $441,000, or 41.2%, to approximately $1.5 million, compared to approximately $1.1 million for the fiscal year ended September 30, 1995. This increase reflects the costs associated with the addition of engineering personnel to support expanded development of the Company's enabling technologies. Research and development expenses consist primarily of personnel costs and fees paid for outside software development and consulting fees. The Company expects to increase research and development expenditures in absolute dollars in future periods to support development of current and future products and technologies.

     General and Administrative. General and administrative expenses for the fiscal year ended December 31, 1996 increased by $272,000, or 22%, to $1.5 million, compared to $1.3 million for the fiscal year ended September 30, 1995. General and administrative expenses principally consist of payroll costs to executives, office, MIS and accounting personnel, as well as outside professional fees. The Company expects to increase general and administrative expenses in absolute dollars in the future to support the Company's growth and infrastructure.

     The Company recorded a tax benefit for the year ended December 31, 1996 of $94,000. This benefit consisted of a reduction of the valuation allowance for deferred tax assets of $268,000, partially offset by a current tax provision of $174,000. The reduction to the valuation allowance is primarily based upon estimated future utilization of net operating loss carryforwards and federal tax credits. For the fiscal year ended September 30, 1995, the Company recorded a tax provision of $118,000, reflecting an effective tax rate of 6.5%.



THREE MONTHS ENDED DECEMBER 31, 1995 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1994

     Revenues. Revenues for the three months ended December 31, 1995 increased by $79,000, or 3.5%, to approximately $2.4 million, compared to $2.3 million for the three months ended December 31, 1994. This increase is due to the 18.0% increase in revenues from product sales to OEM and ISV customers, from approximately $1.5 million to $1.8 million, offset by a 26.8% decrease in product sales to end users and distributors to $540,000 from $738,000.

     Gross Profit. Gross profit for the three months ended December 31, 1995 decreased by $59,000, or 2.9%, to approximately $1.9 million, compared to approximately $2.0 million for the three months ended December 31, 1994. Gross profit as a percentage of revenues for the three months ended December 31, 1995 declined to 82.5%, compared to 88.0% for the three months ended December 31, 1994. The decrease in gross profit as a percentage of revenues reflects an increase in third party royalties and development fees.

     Marketing and Selling. Marketing and selling expenses for the three months ended December 31, 1995 increased by $238,000, or 32.2%, to $978,000, from $740,000 for the three months ended December 31, 1994 as a result of additional sales personnel and marketing programs needed to support new products.

     Research and Development. Research and development expenses for the three months ended December 31, 1995 increased by $76,000, or 29.8%, to approximately $331,000, from approximately $255,000 for three months ended December 31, 1994. The increase in research and development costs was due to higher outside consulting fees and the hiring of an additional person into the Company's software engineering group.

     General and Administrative. General and administrative expenses for the three months ended December 31, 1995 increased by $119,000, or 44.7%, to $385,000, from $266,000 for the three months ended December 31, 1994 reflecting an increase in payroll related costs in the three months ended December 31, 1995.

     The Company recorded a tax benefit of $471,000 for the three months ended December 31, 1995. This benefit consisted of the recognition of a net deferred tax asset, of $600,000 partially offset by a current tax provision of $129,000. The recognized deferred tax asset is based primarily upon estimated future utilization of net operating loss carryforwards and federal tax credits. See
Note 4 to Notes to the Consolidated Financial Statements.


YEAR ENDED SEPTEMBER 30, 1995 COMPARED TO YEAR ENDED SEPTEMBER 30, 1994

     Revenues. Revenues for the fiscal year ended September 30, 1995 decreased by $862,000, or 8.8%, to approximately $9.0 million, compared to approximately $9.8 million for the fiscal year ended September 30, 1994. Revenues from product sales to OEM and ISV customers for the fiscal year ended September 30, 1995 increased by $568,000, or 9.9%, to approximately $6.3 million, from approximately $5.8 million for the fiscal year ended September 30, 1994, as a result of the continuing acceptance of the Company's type products and enabling technologies by OEM and ISV customers, as well as the license by eight OEM and ISV customers of the Company's TrueDoc technology. Revenues from product sales to end users and distributors for the fiscal year ended September 30, 1995 declined by approximately $1.4 million, or 35.2%, to $2.6 million, from $4.1 million for the fiscal year ended September 30, 1994, as a result of the Company's withdrawal from the computer software reseller channel beginning in fiscal year 1993.

     Gross Profit. Gross profit for the fiscal year ended September 30, 1995 decreased by $142,000, or 1.2%, to approximately $7.4 million, compared to approximately $7.5 million for the fiscal year ended September 30, 1994. Gross profit as a percentage of revenues for the fiscal year ended September 30, 1995 increased to 82.4%, compared to 76.6% for the fiscal year ended September 30, 1994. The increase in gross profit as a percentage of revenue reflects the decline in the costs of product sales to end users and distributors in the fiscal year ended September 30, 1995 to $500,000, compared to approximately $1.4 million in the fiscal year ended September 30, 1994, arising from a decline in royalties paid on products sold in the domestic computer software reseller channel. The Company also realized a reduction in expenses resulting from the closing of its Clinton, Massachusetts disk duplication and distribution facility.

     Marketing and Selling. Marketing and selling expenses for the fiscal year ended September 30, 1995 remained relatively constant at approximately $3.3 million, compared to fiscal year ended September 30, 1994, although a greater percentage of marketing and selling expenses in the fiscal year ended September 30, 1995 were in the area of OEM and ISV sales and marketing activities than in the fiscal year ended September 30, 1994.

     Research and Development. Research and development expenses for the fiscal year ended September 30, 1995 decreased by $463,000, or 30.2%, to approximately $1.1 million, compared to approximately $1.5 million for the fiscal year ended September 30, 1994. The decrease in research and development expenses was due to the full year impact of the Company's decision to restructure its type design group in the prior fiscal year. The decrease in research and development expenses related to the design of new type products was offset in part by an increase in personnel in the Company's engineering group, which is responsible for developing software products such as the Company's enabling technologies and TrueDoc.

     General and Administrative. General and administrative expenses for the fiscal year ended September 30, 1995 decreased by $20,000, or 1.6%, and remained at approximately $1.3 million for the fiscal year ended September 30, 1995 as compared to the fiscal year ended September 30, 1994.

     The Company's effective tax rate for the fiscal year ended September 30, 1995 was 6.5% compared to 13.6% for the fiscal year ended September 30, 1994, reflecting foreign withholding taxes and its utilization of available net operating loss and tax credit carryforwards for federal and state income tax purposes. At September 30, 1995, the Company had available net operating loss carryforwards for income tax purposes of approximately $10.3 million and federal tax credit carryforwards of approximately $2.0 million.


LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through the public and private sale of equity securities, cash flow from operations, and certain bank and stockholder indebtedness.

     In November 1996, the Company completed an initial public offering ("IPO") of 2,415,000 shares of its Class A Common Stock at $6.00 per share. Net proceeds from the IPO were approximately $12.2 million, of which approximately $1.5 million was used to repay outstanding indebtedness.

     The Company's operating activities provided cash of $339,000 and $248,000 for the fiscal years ended September 30, 1994 and 1995, respectively, used cash of $304,000 for the three months ended December 31, 1995, and provided cash of $487,000 for the fiscal year ended December 31, 1996. The Company's investing activities used cash of $65,000 and $137,000 for the fiscal years ended September 30, 1994 and 1995, respectively, used cash of $115,000 for the three months ended December 31, 1995, and used cash of $866,000 for the fiscal year ended December 31, 1996. Investing activities consisted principally of the purchase of property and equipment to support the growing employee base and corporate infrastructure.

     The Company's financing activities used cash of $688,000 and $242,000 for the fiscal years ended September 30, 1994 and 1995, respectively, to fund a net reduction of outstanding indebtedness. For the year ended December 31, 1996, cash flow from financing activities was approximately $11.7 million, including approximately $12.2 million from the net proceeds of the IPO. As of December 31, 1996, the Company had cash and cash equivalents of approximately $11.7 million, an increase of approximately $11.3 million from $390,000 at December 31, 1995. Working capital was approximately $14.2 million at December 31, 1996, as compared to approximately $1.3 million at December 31, 1995.

     The Company believes that the cash generated from the proceeds of the IPO, cash from operations and current cash balances will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing in the future. If the Company were required to obtain additional financing in the future, there can be no assurance that sources of capital will be available on terms favorable to the Company, if at all.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The index to Financial Statements appears on page F-1, the Independent Auditors' Report appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-12.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III



ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information called for by this item is incorporated by reference herein to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1996 fiscal year. Certain information with regard to the executive officers of the Company is contained in
Item 4 hereof and is incorporated by reference in this Part III.



ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1996 fiscal year.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1996 fiscal year.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated herein by reference to the definitive Proxy Statement to be filed by the Company pursuant to Regulation 14A within 120 days after the close of the 1996 fiscal year.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   1.  FINANCIAL STATEMENTS.
          An index to Financial Statements appears on page F-1.
      2.  SCHEDULES.
          None.
      3.  EXHIBITS.
         3        Certificate of Incorporation and Bylaws
         *3.1.1   Certificate of Incorporation of the Company
        ++3.1.2   Certificate of Amendment to Certificate of
                  Incorporation of the Company
         *3.2     Bylaws of the Company.
      4   Instruments Defining the Rights of Security Holders
         *4.1     Specimen Common Stock Certificate.
     10   Material Contracts


          *10.1    1996 Stock Plan
          *10.2    1994 Stock Plan
          *10.3    Agreement and Plan of Recapitalization dated October 28, 1994
          *10.4    Lease between Athenaeum Group and the Company dated
                   March 17, 1992
          *10.4.1  First Lease Amendment between Athenaeum Group and the
                   Company dated September 7, 1993
          *10.4.2  Second  Lease Amendment between Athenaeum Group and the
                   Company dated July 13, 1994
          *10.4.3  Third Lease Amendment between Athenaeum Group and the
                   Company dated July 15, 1996
         ++10.4.4  Fourth Lease Amendment between Athenaeum Property LLC and the Company dated March 3, 1997

                *10.5    Bridge Loan Agreement, dated February 22, 1996 among
                         the Company and certain bridge lenders named therein
               *10.5.1   Amendment to Loan Agreement and to Waiver and
                         Subordination Agreements dated August 22, 1996 among
                         the Company and certain bridge lenders named therein
               *10.5.2   Amendment No. 2 to Loan Agreement and to Waiver and
                         Subordination Agreements dated October 9, 1996 among
                         the Company and certain bridge lenders named therein
               #10.6     Software License Agreement between Novell, Inc. and
                         the Company, dated as of September 6, 1996
               #10.7     Agreement between Tumbleweed Software Corporation
                         and the Company dated as of June 10, 1996
               *10.8     Agreement dated as of May 1, 1996 among the
                         Company and James D. Hart
               *10.9     Form of Indemnification Agreement between the
                         Company, its directors and certain of its officers
              ++10.10    Agreement and Plan of Merger dated as of March 27, 1997
                         among the Company, Archetype Acquisition Corporation
                         and Archetype, Inc.
               ++10.11   1997 Stock Plan
        21     Subsidiaries of Registrant
               ++21.1     Subsidiaries of the Company
        27     Financial Data Schedule
               ++27.1     Financial Data Schedule
(b)            REPORTS ON FORM 8-K
               No reports on Form 8-K were filed by the Company during the year ended December 31, 1996.

----------

++ Filed herewith.

* Previously filed.

# Previously filed in redacted form subject to a request for confidential treatment pursuant to Rule 406 under the Securities Act. The confidential information that has been omitted has been filed separately with the Securities and Exchange Commission with the request for confidential treatment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Boston, Commonwealth of Massachusetts on this 31 day of March, 1997.

                                   BITSTREAM INC.


                                   By: /s/ C. Raymond Boelig
                                       ---------------------
                                       C. Raymond Boelig
                                       President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities indicated below on the dates indicated.



                Signature                                            Title                                       Date
                ---------                                            -----                                       ----

/s/ C. Raymond Boelig                           Chairman of the Board, Director, President           March 31, 1997
-----------------------------------------       and Chief Executive Officer (Principal
C. Raymond Boelig                               Executive Officer)


/s/ James D. Hart                               Vice President, Finance and                          March 31, 1997
-----------------------------------------       Administration, Treasurer and Chief
James D. Hart                                   Financial Officer (Principal Financial and
                                                Accounting Officer)


/s/ Amos Kaminski                               Director                                             March 31, 1997
-----------------------------------------
Amos Kaminski

/s/ David G. Lubrano                            Director                                             March 31, 1997
-----------------------------------------
David G. Lubrano

/s/ George B. Beitzel                           Director                                             March 31, 1997
-----------------------------------------
George B. Beitzel



                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Bitstream Inc.:

     We have audited the accompanying consolidated balance sheets of Bitstream Inc. (a Delaware corporation) and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the two years in the period ended September 30, 1995, the three-month period ended December 31, 1995 and for the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bitstream Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the two years in the period ended September 30, 1995, the three-month period ended December 31, 1995, and for the year ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                             Arthur Andersen LLP

Boston, Massachusetts
February 11, 1997

                         BITSTREAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                                ----------------------------
                                                                                    1995            1996
                                                                                ------------    ------------
                                     ASSETS
Current assets:
  Cash and cash equivalents .................................................   $    390,000    $ 11,718,000
  Accounts receivable, net of allowance for doubtful accounts ...............      1,846,000       1,552,000
  Current portion of long-term accounts receivable and extended plan accounts
    receivable, net of allowance for doubtful accounts ......................        536,000       1,667,000
  Deferred income taxes .....................................................        600,000         868,000
  Other current assets ......................................................        194,000         434,000
                                                                                ------------    ------------
          Total current assets ..............................................      3,566,000      16,239,000
                                                                                ------------    ------------
Property and equipment, net .................................................        530,000         924,000
                                                                                ------------    ------------
Other assets
  Long-term accounts receivable, net of current portion .....................        228,000         123,000
  Other assets ..............................................................          4,000         191,000
                                                                                ------------    ------------
                                                                                     232,000         314,000
                                                                                ------------    ------------
          Total assets ......................................................   $  4,328,000    $ 17,477,000
                                                                                ============    ============
                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Notes payable .............................................................   $    300,000    $       --
  Current maturities of capital lease obligations ...........................        134,000          36,000
  Accounts payable ..........................................................        466,000         513,000
  Accrued expenses ..........................................................      1,412,000       1,470,000
                                                                                ------------    ------------
          Total current liabilities .........................................      2,312,000       2,019,000
                                                                                ------------    ------------
Capital lease obligations, less current maturities ..........................        184,000          79,000
                                                                                ------------    ------------
Other long-term liabilities .................................................         26,000          20,000
                                                                                ------------    ------------
Commitments and contingent liabilities (Notes 7 and 8)
Stockholders' equity

  Convertible preferred stock ...............................................         32,000            --
  Common stock ..............................................................          3,000          59,000
  Additional paid-in capital ................................................     14,449,000      26,637,000
  Accumulated deficit .......................................................    (12,630,000)    (11,293,000)
  Cumulative translation adjustment .........................................        (48,000)        (44,000)
                                                                                ------------    ------------
          Total stockholders' equity ........................................      1,806,000      15,359,000
                                                                                ------------    ------------
          Total liabilities and stockholders' equity ........................   $  4,328,000    $ 17,477,000
                                                                                ============    ============











The accompanying notes are an integral part of these consolidated financial statements.

                         BITSTREAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                      Three Months
                                                                        Years Ended September 30,        Ended         Year Ended
                                                                     -----------------------------    December 31,     December 31,
                                                                         1994              1995           1995            1996
                                                                     ------------     ------------    ------------     ------------

Revenues ........................................................    $  9,832,000     $  8,970,000    $  2,355,000     $ 10,551,000
Cost of revenues ................................................       2,299,000        1,579,000         411,000        1,858,000
                                                                     ------------     ------------    ------------     ------------
  Gross profit ..................................................       7,533,000        7,391,000       1,944,000        8,693,000
                                                                     ------------     ------------    ------------     ------------
Operating expenses:
  Marketing and selling .........................................       3,334,000        3,264,000         978,000        4,386,000
  Research and development ......................................       1,534,000        1,071,000         331,000        1,512,000
  General and administrative ....................................       1,281,000        1,261,000         385,000        1,533,000
  Restructuring charge ..........................................         365,000             --              --               --
                                                                     ------------     ------------    ------------     ------------
    Total operating expenses ....................................       6,514,000        5,596,000       1,694,000        7,431,000
                                                                     ------------     ------------    ------------     ------------
    Operating income ............................................       1,019,000        1,795,000         250,000        1,262,000
                                                                     ------------     ------------    ------------     ------------
Other income (expense) , net ....................................         (40,000)          11,000          17,000          (19,000)
                                                                     ------------     ------------    ------------     ------------
    Income before provision for (benefit from) income taxes .....         979,000        1,806,000         267,000        1,243,000
Provision for (benefit from) income taxes .......................         133,000          118,000        (471,000)         (94,000)
                                                                     ------------     ------------    ------------     ------------
  Net income ....................................................    $    846,000     $  1,688,000    $    738,000     $  1,337,000
                                                                     ============     ============    ============     ============
Pro forma net income per common and common
equivalent share ................................................                     $        .38    $        .17     $        .27
                                                                                      ============    ============     ============
Pro forma weighted average common and common equivalent
shares outstanding
                                                                                         4,983,678       4,704,805        5,041,054
                                                                                      ============    ============     ============










The accompanying notes are an integral part of these consolidated financial statements.

                         BITSTREAM INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                              CONVERTIBLE PREFERRED


                                   STOCK                  COMMON STOCK
                            --------------------    ----------------------   ADDITIONAL
                             NUMBER       $.01        NUMBER        $.01      PAID-IN
                            OF SHARES   PAR VALUE   OF SHARES    PAR VALUE    CAPITAL
                           ----------   --------   ----------   --------   ------------
BALANCE,
 SEPTEMBER 30, 1993 .....   3,052,647   $ 31,000    1,759,163   $ 18,000   $ 13,391,000
 Exercise of stock
    options .............        --         --             67       --             --
 Accretion of Series H
    and Series I
    mandatorily
      redeemable
    convertible
    preferred
    stock to redemption
    value ...............        --         --           --         --       (1,107,000)
 Transfer of notes
    receivable into
    treasury stock ......        --         --           --         --             --
 Reduction of notes
    receivable ..........        --         --           --         --             --
 Cancellation of notes
    receivable and Series
    H convertible
    preferred stock......        --         --           --         --           (7,000)
 Cumulative translation
    adjustment ..........        --         --           --         --             --
 Net income ............         --         --           --         --             --
                           ----------   --------   ----------   --------   ------------
BALANCE,
 SEPTEMBER 30,  1994 ....   3,052,647     31,000    1,759,230     18,000     12,277,000
 Accretion of Series H
    and Series I
    mandatorily
    redeemable
    convertible
    preferred
    stock to redemption
    value ...............        --         --           --         --         (133,000)
 Net adjustment to
    reflect the
    recapitalization of
    the Company .........     121,090      1,000   (1,446,553)   (15,000)     2,305,000
 Net income .............        --         --           --         --             --
                           ----------   --------   ----------   --------   ------------
BALANCE,
 SEPTEMBER 30,  1995 ....   3,173,737     32,000      312,677      3,000     14,449,000
 Cumulative translation
    adjustment ..........        --         --           --         --             --
 Net income .............        --         --           --         --             --
                           ----------   --------   ----------   --------   ------------
BALANCE,
 DECEMBER 31,  1995 .....   3,173,737     32,000      312,677      3,000     14,449,000
 Exercise of stock
    options and
    warrants ............        --         --          6,833       --            5,000
 Cumulative translation
    adjustment ..........        --         --           --         --             --
 Conversion of
   convertible
   preferred stock into
   common stock ........   (3,173,737)   (32,000)   3,173,737     32,000           --
 Sale of 2,415,000
   shares of common stock
   in initial public
   offering,  net of
   issuance costs
   of $1,369,000........         --         --      2,415,000     24,000     12,183,000
 Net income ............         --         --           --         --             --
                           ----------   --------   ----------   --------   ------------
BALANCE,
 DECEMBER 31, 1996 ......        --     $   --      5,908,247   $ 59,000   $ 26,637,000
                           ==========   ========   ==========   ========   ============



                                                                                   TOTAL
                                           CUMULATIVE                          STOCKHOLDERS'
                            ACCUMULATED   TRANSLATION TREASURY        NOTES       EQUITY
                              DEFICIT     ADJUSTMENT   STOCK      RECEIVABLE    (DEFICIT)
                           ------------   --------   ---------   ---------   ------------
 SEPTEMBER 30, 1993 .....  $(15,902,000)  $(32,000)  $ (17,000)  $(292,000)  $ (2,803,000)
 Exercise of stock
    options .............          --         --          --          --             --
 Accretion of Series H
    and Series I
    mandatorily
     redeemable
    convertible
    preferred
    stock to redemption
    value ...............          --         --          --          --       (1,107,000)
 Transfer of notes
    receivable into
    treasury stock ......          --         --      (230,000)    230,000           --
 Reduction of notes
    receivable ..........          --         --          --        41,000         41,000
 Cancellation of notes
    receivable and Series
    H convertible
    preferred stock......          --         --          --         7,000           --
 Cumulative translation
    adjustment ..........          --      (18,000)       --          --          (18,000)
 Net income ............       846,000       --           --          --          846,000
                           ------------   --------   ---------   ---------   ------------
BALANCE,
 SEPTEMBER 30,  1994 ....   (15,056,000)   (50,000)  (247,000)     (14,000)    (3,041,000)
 Accretion of Series H
    and Series I
    mandatorily
    redeemable
    convertible
     preferred
    stock to redemption
    value................          --         --          --          --         (133,000)
 Net adjustment to
    reflect the
    recapitalization of
    the Company .........          --         --       247,000      14,000      2,552,000
 Net income .............     1,688,000       --          --          --        1,688,000
                           ------------   --------   ---------   ---------   ------------
BALANCE,
 SEPTEMBER 30,  1995 ....   (13,368,000)   (50,000)       --          --        1,066,000
 Cumulative translation
    adjustment ..........          --        2,000        --          --            2,000
 Net income ............        738,000       --          --          --          738,000
                           ------------   --------   ---------   ---------   ------------
BALANCE,
 DECEMBER 31,  1995 .....   (12,630,000)   (48,000)       --          --        1,806,000
 Exercise of stock
    options and
    warrants ............          --         --          --          --            5,000
 Cumulative translation
    adjustment ..........          --        4,000        --          --            4,000
 Conversion of
   convertible
   preferred stock into
   common stock                    --         --          --          --             --
 Sale of 2,415,000
   shares of common stock
   in initial public
   offering,  net of
   issuance costs of
   $1,269,000                      --         --          --          --       12,207,000
   Net income ...........  $  1,337,000       --          --          --        1,337,000
                           ------------   --------   ---------   ---------   ------------
BALANCE,
 DECEMBER 31, 1996 ......  $(11,293,000)  $(44,000)  $   --      $   --      $ 15,359,000
                           ============   ========   =========   =========   ============



The accompanying notes are an integral part of these consolidated financial statements.

                         BITSTREAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    THREE MONTHS
                                                                                                        ENDED          YEAR ENDED
                                                                       YEARS ENDED SEPTEMBER 30,     DECEMBER 31,     DECEMBER 31,
                                                                           1994           1995            1995            1996
                                                                      -------------   ------------    -----------     ------------

 Cash Flows from Operating Activities:
   Net income..................................................       $     846,000   $  1,688,000    $   738,000     $  1,337,000
   Adjustments to reconcile net income to net cash provided by
    (used in) operating activities --
     Depreciation and amortization.............................             476,000        214,000         36,000          292,000
     Deferred income tax benefit...............................                  --             --       (600,000)        (268,000)
     Net loss (gain) on disposal of property and equipment, net....          51,000        (14,000)       (22,000)          (7,000)
     Issuance of common stock for services rendered............                  --        108,000             --               --
     Changes in assets and liabilities --
       Accounts receivable.....................................           1,272,000       (754,000)      (613,000)         294,000
       Long-term and extended plan accounts receivable.........            (277,000)        96,000        205,000       (1,026,000)
       Other current assets....................................             554,000         24,000        (34,000)        (240,000)
       Accounts payable........................................          (2,553,000)      (453,000)      (333,000)          47,000
       Accrued expenses........................................             (30,000)      (661,000)       319,000           58,000
                                                                      -------------   ------------    -----------     ------------
       Net cash provided by (used in) operating activities.....             339,000        248,000       (304,000)         487,000
                                                                      -------------   ------------    -----------     ------------
 Cash Flows from Investing Activities:
   Purchase of property and equipment..........................             (68,000)      (197,000)      (140,000)        (679,000)
   Proceeds from sale of property and equipment................                  --         60,000         24,000               --
   Decrease in other assets....................................               3,000             --          1,000         (187,000)
                                                                      -------------   ------------    -----------     -------------
         Net cash used in investing activities.................             (65,000)      (137,000)      (115,000)        (866,000)
                                                                      -------------   ------------    -----------     ------------
 Cash Flows from Financing Activities:
   Proceeds from long-term debt and capital lease obligations                    --             --        300,000          324,000
   Proceeds from line of credit................................                  --             --             --          100,000
   Payments on line of credit..................................            (194,000)            --             --         (400,000)
   Proceeds from debt to stockholders..........................                  --             --             --          600,000
   Payments on debt to stockholders............................                  --             --             --         (600,000)
   Payments on long-term debt and capital lease obligations....            (496,000)      (244,000)       (26,000)        (527,000)
   Change in other long-term liabilities.......................              (3,000)         2,000         12,000           (2,000)
   Receipts of payments on notes receivable....................               5,000             --             --               --
   Proceeds from sale of common stock..........................                  --             --             --       12,207,000
   Proceeds from the exercise of stock options and  warrants...                  --             --             --            5,000
                                                                      -------------   ------------    -----------     ------------
         Net cash provided by (used in) financing activities...            (688,000)      (242,000)       286,000       11,707,000
                                                                      -------------   ------------    -----------     ------------
 Net Increase (Decrease) in Cash and Cash  Equivalents.........            (414,000)      (131,000)      (133,000)      11,328,000
 Cash and Cash Equivalents, beginning of period................           1,068,000        654,000        523,000          390,000
                                                                      -------------   ------------    -----------     ------------
 Cash and Cash Equivalents, end of period......................       $     654,000   $    523,000    $   390,000      $11,718,000
                                                                      =============   ============    ===========      ===========
 Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest......................................       $      72,000   $     16,000    $     6,000     $     29,000
                                                                      =============   ============    ===========     ============
   Cash paid for income taxes..................................       $          --   $      5,000    $    93,000     $     41,000
                                                                      =============   ============    ===========     ============











The accompanying notes are an integral part of these consolidated financial statements.

                         BITSTREAM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

     Bitstream Inc. and subsidiaries (the "Company") develop and market software products and technologies to enhance the creation, transport, viewing and printing of electronic documents.

     The Company primarily licenses its products and technologies to original equipment manufacturers ("OEMs"), and independent software vendors ("ISVs") for inclusion in their output devices, embedded systems, applications, Internet authoring tools, World Wide Web browsers and other products. The Company generally enters into a license with such customers and charges a combination of licensing fees and royalty payments. In addition, Bitstream sells custom and other type products directly to end users such as graphic artists, desktop publishers and corporations.

     In fiscal year 1993, the Company decided to curtail product distribution through the computer software reseller channel and to concentrate the efforts of the Company on the development and sale of technology and products to OEM and ISV customers. In conjunction with this shift in strategic focus, the Company reorganized its operations, changed its senior management and restructured the Company's type design group. During November 1994 the Company consummated a plan of recapitalization (see Note 9(a)).

     The Company is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services.

     The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes. The preparation of the accompanying consolidated financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses.

(a) Principles of Consolidation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Bitstream World Trade, Inc. (a Delaware corporation), a holding company for Bitstream, B.V. (a Dutch corporation); Bitstream S.A.R.L. (a French corporation); and Bitstream B.V. France (a French corporation). All material intercompany transactions and balances have been eliminated in consolidation. Actual results may differ from these estimates.

(b) Revenue Recognition

     The Company recognizes revenue in accordance with the provisions of Statement of Position No. 91-1 (SOP 91-1), Software Revenue Recognition. The Company generates revenue from licensing the rights to include its software products in the products and software of OEMs and ISVs as well as the licensing of its software products to end users through direct and indirect sales channels. Certain OEM and ISV customers irrevocably contract to pay a minimum royalty amount over a defined period in exchange for the right to sublicense a certain number of the Company's software products over a specified period. Other OEMs and ISVs elect to pay royalties on a pay-as-you-go basis based on the sublicensing of the Company's software products to end users.

     Revenue from guaranteed minimum royalty licenses is recognized upon delivery of the software, while revenue on pay-as-you-go licenses is recognized in the period when sublicenses to end users are reported to the Company by the OEM or ISV customer. In certain guaranteed minimum royalty licenses, the Company will enter into extended payment programs with creditworthy customers. If the payments from the customer are to be received over a period greater than one year, revenue is discounted to the present value of future minimum payments. To date, the Company has not experienced any material collection difficulties with the extended payment program receivables.

     Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, if there are no significant post delivery obligations and if collection is probable. Revenue from maintenance contracts is recognized pro rata over the term of the contract.

     Cost of revenues consists of costs to distribute the product, including the cost of the media on which it is delivered and internal production costs incurred in the fulfillment of custom orders. Additional costs include fees paid to third parties for the development of unique typeface designs and costs associated with fulfilling maintenance contracts.

(c) Research and Development Expenses

     The Company has evaluated the establishment of technological feasibility of its products in accordance with Statement of Financial Accounting Standards
(SFAS) No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operation. Therefore, the Company has charged all such costs to research and development in the period incurred.

(d) Cash and Cash Equivalents

     As of December 31, 1996, cash and cash equivalents consisted of approximately $2.0 million of bank deposits, $1.8 million of money market instruments and $7.9 million of United States government treasury bills. The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and records such investments at cost. Effective October 1, 1994, the Company adopted SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The adoption of this pronouncement did not have a material impact on the Company's financial position or operations.

(e) Property and Equipment, Net

     Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment, net, consists of the following:


                                                                                           DECEMBER 31,
                                                                               ---------------------------------
                                                                                   1995                 1996
                                                                               ------------         ------------
      Equipment and computer software.....................................     $  2,047,000        $   2,283,000
      Equipment and computer software under capital lease.................          292,000              433,000
      Furniture and fixtures..............................................          239,000              235,000
      Leasehold improvements..............................................          200,000              505,000
                                                                               ------------         ------------
                                                                                  2,778,000            3,456,000
      Less-- Accumulated depreciation and amortization ...................        2,248,000            2,532,000
                                                                               ------------         ------------
                                                                               $    530,000         $    924,000
                                                                               ============         ============

     Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets principally as follows:


                          ASSET CLASSIFICATION                             ESTIMATED USEFUL LIFE
     -----------------------------------------------------------------     ---------------------
     Equipment and computer software..................................            3 Years
     Equipment and computer software under capital lease .............            Life of lease
     Furniture and fixtures...........................................            5 Years
     Leasehold improvements...........................................            Life of lease


(f) Financial Instruments

     The estimated fair value of the Company's financial instruments, which include cash equivalents, accounts receivable and long-term debt, approximates their carrying value. The accounts receivable balances in the accompanying consolidated financial statements are presented net of the following allowances for doubtful accounts and sales returns:

                                                                                         DECEMBER 31,
                                                                               --------------------------------
                                                                                   1995                 1996
                                                                               -----------          -----------
               Accounts receivable......................................       $   137,000          $   217,000
               Current portion of long-term accounts receivable
                and extended plan accounts receivable ..................            31,000               60,000
                                                                               -----------          -----------
                                                                               $   168,000          $   277,000
                                                                               ===========          ===========



(g) Foreign Currency Translation

     The financial statements of the Company's foreign operations are translated in accordance with SFAS No. 52, Foreign Currency Translation.

(h) Postretirement Benefits

     The Company had no obligations under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, as it does not currently offer such benefits.

(i) Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

     No single customer represented 10% or greater of revenues for fiscal years ended September 30, 1994 or 1995. For the three-month period ended December 31, 1995, one customer represented 16% of revenues. For the year ended December 31, 1996, no single customer accounted for 10% or greater of the Company's revenues.

(j) Delaware Reincorporation, Amendment to Certificate of Incorporation

     On May 21, 1996, the Company was reincorporated in the State of Delaware. Every three shares of common and convertible preferred stock of the Massachusetts company were exchanged for two shares of common and convertible preferred stock, respectively, of the Delaware company. On November 4, 1996, the Company filed an amendment to its certificate of incorporation changing its authorized capital to be as follows: 30,500,000 shares of Common Stock, $0.01 par value, (30,000,000 of which are authorized shares of Class A Common Stock and 500,000 of which are authorized shares of Class B Common Stock), and 6,000,000 shares of preferred stock, $0.01 par value. All share and per share information has been restated to reflect these transactions.

(k) Restructuring Charge

     In the first quarter of fiscal 1994, the Company undertook a plan of reorganization and recorded a restructuring charge of $365,000 in the accompanying consolidated statement of operations for the year ended September 30, 1994. The restructuring charge consists of severance pay for terminated employees and loss recognized on the disposition of certain property and equipment. Except for the recapitalization discussed in Note 9(a), the plan of reorganization was completed by September 30, 1994.

(2) FISCAL YEAR CHANGE

     Effective December 31, 1995, the Company changed its financial reporting year-end from September 30 to December 31.

The condensed consolidated statements of operations for the three months ended December 31, 1994 and 1995 are presented in the following table for comparative purposes:


                                                                                      THREE MONTHS ENDED
                                                                                  -------------------------------
                                                                                    1994                  1995
                                                                                  ----------           ----------
                                                                                  (UNAUDITED)

     Revenues...........................................................          $2,276,000           $2,355,000
     Gross profit.......................................................           2,003,000            1,944,000
     Operating expenses.................................................           1,261,000            1,694,000
     Income before provision for (benefit from) income taxes............             740,000              267,000
     Income tax provision (benefit).....................................              17,000             (471,000)
                                                                                  ----------           ----------
               Net income...............................................          $  723,000           $  738,000
                                                                                  ==========           ==========



(3) PRO FORMA NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

Pro forma net income per common and common equivalent share for the year ended September 30, 1995, the three months ended December 31, 1995, and the year ended December 31, 1996 have been determined in accordance with the modified treasury method by dividing (i) net income increased by the effect of reduced interest expense associated with the assumed repayment of certain indebtedness as of the beginning of the period and, if appropriate, by the effect of increased interest income associated with the assumed investment in U.S. Government securities as of the beginning of the period with the assumed proceeds from the exercise of outstanding options and warrants by (ii) the pro forma weighted average number of common and common equivalent shares outstanding, including the dilutive effect of options and warrants and the number of shares of common stock issuable upon conversion of Class A and Class B preferred stock and Class B common stock. As required by the rules promulgated by the Securities and Exchange Commission, shares, options or warrants issued at prices below the offering price in the year before the Company's initial public offering have been included in the calculation as if outstanding for all periods presented using the treasury stock method.

                                                                                                      THREE MONTHS
                                                                                     YEAR ENDED          ENDED           YEAR ENDED
                                                                                     SEPTEMBER 30,     DECEMBER 31,     DECEMBER 31,
                                                                                         1995              1995             1996
                                                                                      ----------        ----------        ----------
Preferred stock, convertible .................................................         3,155,496         3,173,737              --
Common stock, Class A ........................................................           471,052           281,813         3,457,464
Common stock, Class B convertible ............................................            26,213            30,864           422,026
Common stock, Class C convertible ............................................            33,398              --                --
Mandatorily redeemable convertible preferred stock ...........................            79,129              --                --
                                                                                      ----------        ----------        ----------
Weighted average common shares outstanding during the period .................         3,765,288         3,486,414         3,879,490

Dilutive effect of common stock options and warrants .........................         1,218,390         1,218,391         1,161,564
                                                                                      ----------        ----------        ----------
Pro forma weighted average common and common equivalent shares
   outstanding ...............................................................         4,983,678         4,704,805         5,041,054
                                                                                      ==========        ==========        ==========
Net income, adjusted for assumed interest expense
   savings and incremental interest income ...................................        $1,918,000        $  796,000        $1,337,000
                                                                                      ==========        ==========        ==========
Pro forma net income per common and common
   equivalent share ..........................................................        $     0.38        $     0.17        $     0.27
                                                                                      ==========        ==========        ==========


(4) INCOME TAXES

     The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying consolidated statements of operations is as follows:



                                                                                                       THREE MONTHS
                                                                       YEARS ENDED SEPTEMBER 30,            ENDED        YEAR ENDED
                                                                       --------------------------       DECEMBER 31,    DECEMBER 31,
                                                                          1994            1995             1995              1996
                                                                       ---------        ---------        ---------       -----------

Computed expected federal tax provision ........................       $ 333,000        $ 614,000        $  91,000        $ 422,000
State income taxes, net of federal benefit .....................          96,000          112,000           29,000           75,000
State and foreign net operating loss carryforwards .............         (97,000)        (102,000)         (13,000)         (23,000)
Foreign losses not benefited ...................................         209,000           19,000           71,000            4,000
Foreign withholding taxes ......................................         134,000          108,000           92,000          109,000
Domestic net operating loss carryforwards ......................        (542,000)        (633,000)        (423,000)        (131,000)
Change in valuation allowance ..................................            --               --           (600,000)        (268,000)
                                                                       ---------        ---------        ---------        ---------
                                                                       $ 133,000        $ 118,000        $(471,000)       $ (94,000)
                                                                       =========        =========        =========        =========



The following is a summary of the provision for (benefit from) income taxes.

                                                      THREE MONTHS
                                                         ENDED       YEAR ENDED
                         YEARS ENDED SEPTEMBER 30,    DECEMBER 31,  DECEMBER 31,
                            1994          1995            1995          1996
                         ---------      ---------      ---------      ---------
Federal --
  Current ..........     $    --        $   8,000      $  31,000      $  40,000
  Deferred .........          --             --         (510,000)      (228,000)
                         ---------      ---------      ---------      ---------
                              --            8,000       (479,000)      (188,000)
                         ---------      ---------      ---------      ---------
State --
  Current ..........        (1,000)         2,000          6,000         25,000
  Deferred .........          --             --          (90,000)       (40,000)
                         ---------      ---------      ---------      ---------
                            (1,000)         2,000        (84,000)       (15,000)
                         ---------      ---------      ---------      ---------
Foreign --
  Current ..........       134,000        108,000         92,000        109,000
  Deferred .........          --             --             --             --
                         ---------      ---------      ---------      ---------
                           134,000        108,000         92,000        109,000
                         ---------      ---------      ---------      ---------
                         $ 133,000      $ 118,000      $(471,000)     $ (94,000)
                         =========      =========      =========      =========


The significant items comprising the deferred tax asset are as follows:

                                                            DECEMBER 31
                                                     ---------------------------
                                                         1995           1996
                                                     -----------    -----------
Assets --
Net operating loss carryforwards .................   $ 3,873,000    $ 3,374,000
Tax credit carryforwards .........................     2,131,000      2,244,000
Other temporary differences ......................       404,000        471,000
                                                     -----------    -----------
        Gross deferred tax asset .................     6,408,000      6,089,000
Valuation allowance ..............................    (5,808,000)    (5,221,000)
                                                     -----------    -----------
        Net deferred tax asset ...................   $   600,000    $   868,000
                                                     ===========    ===========

    At December 31, 1996, the Company has available federal and state net operating loss carryforwards for income tax purposes and federal and state tax credit carryforwards to reduce future federal income taxes, if any. These net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and expire as follows:

                                       DECEMBER 31,
                                 -----------------------
                                   CREDIT         NOLS
                                 ----------   ----------
                        1996    $     --     $     --
                        1997        65,000         --
                        1998         2,000         --
                        1999         4,000         --
                        2000        40,000         --
                        2001        96,000         --
                        2002       192,000         --
                        2003       250,000         --
                        2004       265,000         --
                        2005       101,000         --
                        2006       366,000         --
                        2007       113,000         --
                        2008       311,000    7,359,000
                        2009       135,000    1,075,000
                        2010       107,000         --
                        2011        84,000         --
                        2012       109,000         --
                                 ----------   ----------
                                 $2,240,000   $8,434,000
                                 ==========   ==========



     The Tax Reform Act of 1986 (the Reform Act) limits the amount of net operating loss and credit carryforwards which companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company has assessed its status with respect to these ownership changes which have occurred over the last three years, as well as the change of ownership interests with the initial public offering, and believes that its ability to utilize its existing net operating loss and credit carryforwards will not be limited as a result of these changes in ownership interests.

     The Company has established a valuation allowance against its deferred tax asset to the extent that it believes it is more likely than not these assets will not be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income and the volatility of the industry in which it operates.

(5) ACCRUED EXPENSES

     Accrued expenses consist of the following:

                                                   DECEMBER 31,
                                             -----------------------
                                                1995         1996
                                             ----------   ----------
            Accrued royalties ............   $  592,000   $  499,000
            Payroll and other compensation      357,000      162,000
            Commissions ..................       91,000       98,000
            Other ........................      372,000      711,000
                                             ----------   ----------
                                             $1,412,000   $1,470,000
                                             ==========   ==========



(6) DEBT

(a) Line of Credit

     On March 18, 1996, the Company amended its July 14, 1995 working capital line-of-credit agreement maturing on June 15, 1997 with a bank to provide for borrowings up to $1,000,000 based on a percentage of qualified accounts receivable, as defined. This line bears interest at various per annum rates between the prime rate (8.25% as of December 31, 1996) plus 1% to 2%, as defined. As a component of this agreement, the Company can obtain up to $250,000 in letters of credit. Substantially all of the Company's assets are collateralized under this agreement. The balance outstanding under this line was $300,000 as of December 31, 1995. No balance was outstanding as of December 31, 1996.

     The Company also amended and increased its $400,000 equipment term loan agreement to $500,000 on March 18, 1996. This term loan bore interest at the prime rate (8.25% as of December 31, 1996) plus 1.5% per annum or at a fixed rate based on the lender's current market rate. Amounts outstanding under the term loan were repaid with the proceeds from the Company's initial public offering of common stock.

(b) Capital Leases

     The Company leases certain equipment under capital leases expiring through fiscal 2001. These capital lease payments are due in equal monthly installments and bear interest at rates ranging from 8% to 10.75%. Future minimum lease payments under the capital lease obligations as of December 31, 1996 are as follows:

                              YEAR                        AMOUNT
               --------------------------------------   --------
               1997 .................................   $ 40,000
               1998 .................................     32,000
               1999 .................................     32,000
               2000 .................................     31,000
                                                        --------
                  Total minimum lease payments ......    135,000
                 Less -- Amount representing interest     20,000
                                                        --------
                  Capital lease obligations .........    115,000
                 Less -- Current portion ............     36,000
                                                        --------
                                                        $ 79,000
                                                        ========

(c) Subordinated Notes Payable to Stockholders

     On February 22, 1996, the Company entered into agreements with certain parties including certain directors and principal stockholders, pursuant to which the Company borrowed an aggregate amount of $600,000. In connection with these note payable agreements, the Company agreed to pay the principal amount borrowed plus simple interest at 12% per annum on August 22, 1996. On August 22, 1996, the Company entered into an amendment to the notes pursuant to which the maturity date was extended to October 22, 1996. On October 9, 1996, the Company entered into a further amendment to the notes pursuant to which the maturity date was extended to December 22, 1996. These notes were subordinate to all other debt facilities. On November 4, 1996, the Company repaid all amounts due under these notes and the notes were canceled.

(7) OPERATING LEASES

The Company conducts its operations in leased facilities and is obligated to pay monthly rent plus real estate taxes and certain operating expenses through October 1998. Rent expense charged to operations for the years ended September 30, 1994 and 1995 and the three months ended December 31, 1995 and the year ended December 31, 1996 was approximately $229,000, $244,000, $54,000, and
$270,000. Future minimum annual rent commitments as of December 31, 1996 under the Company's leased facilities are as follows:

                  YEAR                AMOUNT
               ----------           -----------
                  1997              $   217,000
                  1998                  163,000
                                    -----------
                                    $   380,000
                                    ===========

(8) CONTINGENT LIABILITIES

     On May 26, 1995, The Friends of the Museum of Printing, Inc. (the "Museum") filed a lawsuit in the Middlesex County Superior Court of Massachusetts against the Company in connection with a letter agreement (the "Letter") dated July 23, 1992 from the Company to the Museum concerning storage of certain font materials for the Museum. The Letter provided that the Company would have no liability to the Museum, over and above the proceeds of insurance, for damage or loss of any of the font materials, and that neither the Company nor the Museum would incur any liability to the other for any loss or damage arising out of their respective rights and obligations set forth in the letter. The Museum alleges that after the two-year storage period had expired, the Company disposed of the font materials and that such conduct by the Company breached the terms of the Letter and violated Chapter 93A of the Massachusetts General Laws, which provides, among other things, that persons found to have engaged in an unfair or deceptive act in the conduct of a trade or business may be liable for double or treble damages and attorney fees. The Museum further demanded an accounting of royalties the Museum claims are due from the Company for use of the font materials.

     Although the Company cannot determine an estimate of the possible loss associated with this matter, it believes that its available insurance will cover any liability incurred in connection with the lawsuit, except for certain potential liabilities, up to a maximum of $1.01 million, subject to a $10,000 deductible. The Company further believes that in the event that the claim exceeds $1.01 million its available insurance will cover one-half of any liability incurred by the Company in excess of $1.01 million up to a maximum of $1.8 million. The Company's insurer is currently paying all of the costs incurred by the Company in defending this lawsuit.

     The Company has reserved the $10,000 deductible in the accompanying consolidated financial statements as of December 31, 1996.

     On November 22, 1996, Mr. Robert S. Friedman, a former director and officer of the Company, and Mr. Gordon Greer, and Ms. Faith G. Friedman, as trustees of the Robert S. Friedman Family Trust, filed a lawsuit in the Middlesex County Superior Court of Massachusetts against the Company, asserting that the Company has breached certain obligations the plaintiffs allege are due to them under a separation agreement dated May 22, 1991 (the "Separation Agreement") between Mr. Friedman and the Company. The plaintiffs are seeking monetary damages from the Company based on their claim that, in connection with the 1994 recapitalization of the Company, the Company allegedly made adjustments to the stock and options of the officers of the Company and that a provision in the Separation Agreement entitled the plaintiffs to equivalent adjustments with respect to the stock and options of the Company held by them. The plaintiffs further allege that the breach by the Company resulted in a loss to them of stock and options valued at $2.2 million. The Company believes that these claims are without merit and intends to vigorously contest their validity.

The Company is self-insured for health costs to its employees up to an annual aggregate amount of approximately $270,000, after which the Company's insurance carrier pays for all additional claims.

(9) STOCKHOLDERS' EQUITY

(a) Recapitalization

     As a result of the reorganization of the Company's operations (see Note 1), on November 21, 1994, the Company filed an amendment to its articles of incorporation pursuant to a recapitalization plan approved by the Company's Board of Directors and stockholders. Pursuant to the recapitalization, the Company authorized 20,000,000 shares of Class A convertible common stock (Class A Common Stock), 1,333,333 shares of Class B convertible common stock (Class B Common Stock), 2,792,580 shares of Class A convertible preferred stock (Class A Preferred Stock) and 391,162 shares of Class B convertible preferred stock (Class B Preferred Stock) all having a par value of $.01 per share. In connection with this recapitalization, (i) all outstanding shares of existing Class A Common Stock, Class B Common Stock and Class A, B, C and D Convertible Preferred Stock were converted into 281,813 shares of Class A Common Stock; (ii) all outstanding shares of Class C Convertible Common Stock and Class E Convertible Preferred Stock were converted into 30,864 shares of Class B Common Stock; (iii) all outstanding shares of Class F Convertible Preferred Stock and Class H and I Mandatorily Redeemable Convertible Preferred Stock were converted into 2,782,575 shares of Class A Preferred Stock; and (iv) all outstanding shares of Class G Convertible Preferred Stock were converted into 391,162 shares of Class B Preferred Stock. In addition, the Board of Directors received 120,000 shares of Class A Common Stock valued at $108,000. These shares were issued as compensation for prior services performed, and the value of the shares was expensed to general and administrative expense in the accompanying consolidated statement of operations for the year ended September 30, 1994.

On October 30, 1996, upon the effective date of an underwritten public offering of common stock all shares of Class A and B Preferred Stock were automatically converted into an equal number of shares of Class A Common Stock and Class B Common Stock, respectively. The number of common shares issued upon conversion was as follows:

                                      OUTSTANDING       AS CONVERTED
                                      -----------       ------------
         Class A Common .............    288,646          3,071,221
         Class B Common .............     30,864            422,026
         Class A Preferred ..........  2,782,575              --
         Class B Preferred ..........    391,162              --


(b) Convertible Preferred Stock

    All of the outstanding shares of Class A Preferred Stock and Class B Preferred Stock were converted into the same number of shares of Class A Common Stock and Class B Common Stock, respectively, on October 30, 1996, the effective date of the IPO (see Note 9(d)).

     Convertible preferred stock consisted of the following:

                                                                                  SEPTEMBER 30,             DECEMBER 31,
                                                                                ------------------      --------------------
                                                                                1994         1995         1995         1996
                                                                               -------      -------      -------      ------
Convertible preferred stock, Class A, $.01 par value -- Authorized --
   2,792,580 shares at September 30, 1994 and 1995, and December 31, 1995 and no shares at December 31, 1996
   Issued and outstanding -- 636,787 shares in 1994 and 2,782,575
     shares in 1995 and no shares in 1996 ...................................  $ 6,000      $28,000      $28,000      $ --
Convertible preferred stock, Class B, $.01 par value
   --Authorized -- no shares at September 30, 1994, 391,162 shares at
   September 30, 1995 and December 31, 1995 and no shares at December 31,
   1996 Issued and outstanding -- no shares in 1994, 391,162 shares in
     1995 and no shares in 1996 .............................................     --          4,000        4,000        --
Convertible preferred stock, Class C, $.01 par value--
   Authorized -- no shares at December 31, 1996 Issued and outstanding --
   459,301 shares in 1994 and no
     shares in 1995 and 1996 ................................................    5,000         --           --          --
Convertible preferred stock, Class D, $.01 par value--
   Authorized -- no shares at December 31, 1996
   Issued and outstanding -- 102,881 shares in
     1994 and no shares in 1995 and 1996 ....................................    1,000         --           --          --
Convertible preferred stock, Class E, $.01 par value--
   Authorized -- no shares at December 31, 1996
   Issued and outstanding -- 241,322 shares in
     1994 and no shares in 1995 and 1996 ....................................    3,000         --           --          --
Convertible preferred stock, Class F, $.01 par value--
   Authorized -- no shares at December 31, 1996 Issued and outstanding --
   1,221,200 shares in 1994 and no
     shares in 1995 and 1996 ................................................   12,000         --           --          --
Convertible preferred stock, Class G, $.01 par value--
   Authorized -- no shares at December 31, 1996 Issued and outstanding --
   391,163 shares in 1994 and no
     shares in 1995 and 1996 ................................................    4,000         --           --          --
                                                                               -------      -------      -------       ---

                                                                               $31,000      $32,000      $32,000      $ --
                                                                               =======      =======      =======      ====


(c) Common Stock

     Class A Common stockholders have full voting rights. Class A Common Stockholders have the option, at any time, to convert any or all shares of Class A Common Stock held into an equal number of shares of Class B Common Stock. The Class B Common Stock has rights similar to Class A Common Stock, except it is nonvoting. The Class B Common stockholders have the option to convert any or all shares of Class B Common Stock held into an equal number of shares of Class A Common Stock, to the extent such stockholder and its affiliates shall be permitted to own, control or have the power to vote such Class A Common Stock under any law, rule or regulation at the time applicable to such stockholder or its affiliates.


                                                                                             COMMON STOCK
                                                            ------------------------------------------------------------------------
                                                                      CLASS A                   CLASS B                CLASS C
                                                            --------------------------   --------------------  ---------------------
                                                                NUMBER        $.01        NUMBER      $.01       NUMBER      $.01
                                                               OF SHARES     PAR VALUE   OF SHARES  PAR VALUE  OF SHARES   PAR VALUE
                                                              ----------     --------     -------    ------    --------     -------
September 30, 1993 .......................................     1,537,522     $ 15,000        --      $ --       221,641     $ 3,000
   Exercise of stock options .............................            67         --          --        --          --          --
                                                              ----------     --------     -------    ------    --------     -------
September 30, 1994 .......................................     1,537,589     $ 15,000        --      $ --       221,641     $ 3,000
   Net adjustment to reflect the recapitalization
    of the Company .......................................    (1,255,776)     (12,000)     30,864      --      (226,641)     (3,000)
                                                              ----------     --------     -------    ------    --------     -------
September 30, 1995 and December 31, 1995 .................       281,813        3,000      30,864      --          --          --
   Initial public offering ...............................     2,415,000       24,000        --        --          --          --
   Conversion of convertible preferred stock .............     2,782,575       28,000     391,162     4,000        --          --
   Exercise of stock options & warrants ..................         6,833         --          --        --          --          --
                                                              ----------     --------     -------    ------    --------     -------
December 31, 1996 ........................................     5,486,221     $ 55,000     422,026    $4,000        --       $  --
                                                              ==========     ========     =======    ======    ========     =======




(d) Initial Public Offering

     In November 1996, the Company completed an initial public offering ("IPO") of 2,415,000 shares of its Class A Common Stock at $6.00 per share. Net proceeds from the IPO were approximately $12.2 million, of which approximately $1.5 million was used to repay outstanding indebtedness.

(e) Stock Option Plans

     On May 1, 1996, the Board of Directors adopted the 1996 Stock Plan under which the Company is authorized to grant incentive stock options and nonqualified stock options to purchase shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 1996 Stock Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. As of December 31, 1996, no options had been granted under the 1996 Stock Plan. A total of 666,667 shares of Class A Common Stock has been reserved for issuance under the 1996 Stock Plan.

     In connection with the recapitalization, the Board of Directors approved the 1994 Stock Plan (the 1994 Plan) under which the Company is authorized to grant incentive stock options and nonqualified stock options (including warrants) to purchase up to 1,833,333 shares of Class A Common Stock. Incentive stock options granted under the 1994 Plan must be granted at no less than fair market value of the shares at the date of grant, expire no later than 10 years from the date of grant and vest over periods of up to three years.

     As a result of the recapitalization, certain former employees holding stock options for the purchase of an aggregate of 300,645 shares of Class A Common Stock, at a price range of $.75 to $5.63 per share, had their existing options adjusted to purchase an aggregate of 20,043 shares of Class A Common Stock, at a price range of $11.25 to $84.38 per share. In addition, certain then current employees who held stock options agreed to cancel their options to purchase 221,188 shares of Class A Common Stock at $.75 per share, in exchange for the issuance of new options to purchase 1,371,811 shares of Class A Common Stock at $.90 per share.

     As of December 31, 1996 the Company had available for issuance stock options and warrants to purchase 62 shares of Class A Common Stock pursuant to the 1994 Stock Plan.

    On December 7, 1992, the Company adopted the 1993 Nonqualified Stock Option Plan (the 1993 Plan). Options outstanding under the 1993 Plan as of December 31, 1996 are exercisable immediately, expire no later than 10 years from the date of grant and were granted at no less than the fair market value on the date of grant, as determined by the Board of Directors. Since the date of the recapitalization, the Company has not granted, and does not intend to grant, any additional options under the 1993 Plan.

     Information concerning activity under these plans is as follows:

                                                                               NUMBER
                                                                              OF SHARES           OPTION PRICE
                                                                            ------------        ----------------

    Outstanding, September 30, 1993 ...................................          779,319        $           1.75
      Exercised........................................................              (67)                    .75
      Canceled.........................................................         (257,219)                    .75
                                                                            ------------        ----------------
    Outstanding, September 30, 1994....................................          522,033                     .75
      Decrease for adjusted options....................................         (300,845)             .75 - 5.63
      Increase for adjusted options....................................           20,043           11.25 - 84.38
      Canceled.........................................................         (221,188)                    .75
      Granted..........................................................        1,425,811               90 - 1.50
                                                                            ------------        ----------------
    Outstanding, September 30, 1995....................................        1,445,854             .90 - 84.38
      Canceled.........................................................           (7,627)                   1.50
      Granted..........................................................           21,000                    3.00
                                                                            ------------        ----------------
    Outstanding, December 31, 1995.....................................        1,459,227             .90 - 84.38
      Exercised........................................................           (1,333)                    .90
      Canceled.........................................................           (5,341)           1.50 - 84.38
      Granted..........................................................           21,266                    3.00
                                                                            ------------        ----------------
    Outstanding, December 31, 1996.....................................        1,473,819        $   .90 - $84.38
                                                                            ============        ================
    Exercisable, December 31, 1996.....................................        1,417,503        $   .90 - $84.38
                                                                            ============        ================
    Weighted average exercise price of all options.....................                                    $1.81
    Weighted average exercise price of options exercisable.............                                    $1.80




(f) Warrants

     All unexercised warrants issued prior to the recapitalization remained outstanding, subject to their initial vesting and expiration terms. Shares purchasable upon the exercise of these warrants have been adjusted to reflect the effect of the recapitalization. 5,500 shares were exercised during the fiscal year ended December 31, 1996. Additionally, the Company issued new warrants under the 1994 Plan for the purchase of 376,154 shares of Class A Common Stock at $0.90 to $3.00 per share to several members of the Company's management team and Board of Directors. Warrants to purchase 229,490 shares of Class A Common Stock were fully vested upon issuance, and the warrants to purchase the remaining 136,667 shares vest in annual increments over a three-year period. As of December 31, 1996, warrants to purchase the following classes of stock remained outstanding.


                                               NUMBER OF            NUMBER OF
                                                SHARES              WARRANTS
                    STOCK CLASS               PURCHASABLE          EXERCISABLE          EXERCISE PRICE
            -------------------------       -------------         ------------        ----------------
            Class A Common Stock                 433,571              387,903           $ .90-111.15
            Class B Common Stock                  13,038               13,038           $      22.50


(g) Stock-Based Compensation -- Pro Forma Disclosure

The Company accounts for its stock-based compensation plans under APB Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, The Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for grants to employees, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted, as well as certain other information.

The Company has computed the pro forma disclosures required under SFAS No. 123 for all 1995 and 1996 stock options granted to employees as of December 31, 1996 using the Black Scholes option pricing model prescribed by SFAS No. 123.

Assumptions used and the weighted average information are as follows:


                                                                   YEAR ENDED             THREE MONTHS ENDED         YEAR ENDED
                                                                  SEPTEMBER 30,              DECEMBER 31,            DECEMBER 31,
                                                                      1995                        1995                   1996
                                                               ------------------           ------------------    ------------------
Risk-free interest rates.....................................         6.71%-7.91%               5.70%-6.18%             5.72%-5.82%
Expected dividend yield......................................              --                        --                      --
Expected lives...............................................         5-10 years                3-10 years               10 years
Expected volatility..........................................                 61%                       61%                     61%



The total value of the options granted to employees during the year ended September 30, 1995, three months ended December 31, 1995 and year ended December 31, 1996 was computed as $1,284,082, $58,691, and $48,270, respectively. Of these amounts $1,132,539, $68,068 and $84,188 would be charged to operations for the year ended September 30, 1995, three months ended December 31, 1995 and year ended December 31, 1996, respectively. The remaining amount of $106,248 would be amortized over the remaining vesting periods.

The effect of applying SFAS No 123 would be as follows:


                                                        YEAR ENDED               THREE MONTHS ENDED              YEAR ENDED
                                                    SEPTEMBER 30, 1995            DECEMBER 31, 1995          DECEMBER 31, 1996
                                                    ------------------            -----------------          -----------------
Pro Forma Net Income........................            $ 555,328                    $670,060                    $1,251,160
Pro Forma Net Income per Share..............              $0.16                       $0.16                        $0.25



(10) EMPLOYEE BENEFIT PLAN

     The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company may, but is not obligated to, match a portion of the employee's contribution up to a defined maximum. The Company contributed $16,000, $26,000, $6,000, and $32,000 during the years ended September 30, 1994 and 1995, the three-month period ended December 31, 1995 and the year ended December 31, 1996, respectively.

(11) RELATED PARTY TRANSACTIONS

     An employee of a company which is an affiliate of a member of the Company's Board of Directors (the "Affiliate") rendered financial advisory services to the Company on an as-needed basis. As compensation for the services rendered, the Company paid the Affiliate a monthly fee and reimbursed the Affiliate for reasonable expenses incurred by the Affiliate and/or the employee in connection with the performance of services to the Company. Effective May 1, 1996, the employee became an employee of the Company. From July 1, 1993 through December 31, 1995, the Company paid the Affiliate $5,000 per month for such services; from January 1, 1996 through April 30, 1996, the Company paid $10,000 per month.

(12) OTHER INCOME (EXPENSE), NET

     Other income (expense), net, consists of the following:

                                                      THREE MONTHS
                            YEAR ENDED SEPTEMBER 30,     ENDED       YEAR ENDED
                            -----------------------   DECEMBER 31,  DECEMBER 31,
                               1994        1995         1995            1996
                             --------     --------     --------       ---------
Interest income ...........  $ 10,000     $ 11,000     $  2,000       $  97,000
Interest expense ..........   (72,000)     (16,000)      (7,000)       (113,000)
Other .....................    22,000       16,000       22,000          (3,000)
                             --------     --------     --------       ---------
                             $(40,000)    $ 11,000     $ 17,000       $ (19,000)
                             ========     ========     ========       =========




(13) GEOGRAPHICAL INFORMATION

     The Company's export sales from the United States to customers in foreign countries are as follows:


                                                     THREE MONTHS
                         YEAR ENDED SEPTEMBER 30,       ENDED        YEAR ENDED
                      ---------------------------    DECEMBER 31,   DECEMBER 31,
                        1994              1995           1995            1996
                      ----------      ----------      ----------      ----------
Europe .........      $2,344,000      $2,407,000      $  775,000      $2,599,000
Japan ..........       1,485,000       1,177,000         548,000         911,000
Canada .........         149,000         894,000          28,000       1,188,000
Other ..........          94,000          73,000           7,000         192,000
                      ----------      ----------      ----------      ----------
                      $4,072,000       4,551,000       1,358,000      $4,890,000
                      ==========      ==========      ==========      ==========



(14) SUBSEQUENT EVENTS

   On January 9, 1997, the Company purchased substantially all of the assets of Mainstream Software Solutions, a corporation organized under the laws of England primarily engaged in the business of marketing, selling, distributing and supporting Bitstream type products in the United Kingdom, for approximately $505,000. As a result, Bitstream will now directly distribute its own products in the United Kingdom. The acquisition will be accounted for as a purchase and will result in approximately $500,000 of goodwill.

   On March 10, 1997, the Board of Directors approved the 1997 Stock Plan under which the Company is authorized to grant incentive stock options and nonqualified stock options (including warrants) to purchase up to 1,000,000 shares of Class A Common Stock (however, in the event the Merger (described below) is not consummated by September 30, 1997, such number of shares of Class A Common Stock will be reduced to 500,000). Options granted under this plan shall expire no later than 10 years from the date of the grant and vest over periods of up to three years. The 1997 Stock Plan will be submitted for approval of Bitstream's stockholders at the 1997 Annual Stockholders' Meeting.

   On March 27, 1997, the Company entered into a Plan and Agreement of Merger (the "Merger Agreement") with Archetype, Inc. ("Archetype"), a Delaware corporation primarily engaged in the business of developing and marketing server-based information management software for the graphic arts industry. The Merger Agreement provides for the merger (the "Merger") of Archetype into Archetype Acquisition Corporation, a newly organized wholly-owned subsidiary of Bitstream. The Merger is intended to qualify as a tax free reorganization under the Internal Revenue Code.

   The Merger Agreement provides that, upon consummation of the Merger, each Archetype stockholder will receive, in exchange for their shares of Archetype capital stock, a certain amount of cash and Class A Common Stock (the "Merger Consideration") depending on the class of Archetype capital stock exchanged therefor. It is expected that the Merger Consideration will consist of approximately $1.64 million in cash, in aggregate, and approximately 531,427 shares of Class A Common Stock, in aggregate, subject to certain adjustments. On the closing of the Merger, it is expected that Bitstream will repay up to $800,000, in aggregate, of indebtedness owed by Archetype to certain of its stockholders. Additionally, following the Merger, the Company expects to issue options or warrants (the "Options") to purchase up to approximately 650,000 shares of Class A Common Stock, in order to induce the former Archetype employees and other persons receiving such Options to become employees of, or perform certain services for, the Company and/or to replace certain outstanding options and warrants issued by Archetype. Of these Options, 450,000 will be issued at an exercise price of $.90 per share and the remaining 200,000 will be issued at an exercise price per share equal to the fair market value of the Class A Common Stock on the date of the consummation of the Merger. The acquisition will be accounted for as a purchase with a significant portion of the purchase price being allocated to, and expensed, as in process research and development.

    Consummation of the Merger is subject to various conditions and there can be no assurance that the Merger will be consummated on the terms referenced above if at all.