Form 10-Q
period 1997-03-31
BITSTREAM INC
filed 1997-05-14
CIK 818813

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly
                           period ended March 31, 1997

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________



                         COMMISSION FILE NUMBER 0-21541

                                 BITSTREAM INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                      DELAWARE                             04-2744890
    State or other jurisdiction of incorporation        (I.R.S. Employer
                  or organization                     Identification No.)

      215 FIRST STREET CAMBRIDGE, MASSACHUSETTS              02142
      (Address of principal executive offices)             (Zip Code)


                                 (617) 497-6222
              (Registrant's telephone number, including area code)


                                 NOT APPLICABLE
   (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   At May 9, 1997 there were 5,650,824 shares of Class A Common Stock, par value $0.01 per share, and 422,026 shares of Class B Common Stock, par value $0.01 per share, outstanding.

                                    INDEX


                                                                            PAGE
                                                                           NUMBERS
                                                                           -------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND
                   MARCH 31, 1997 ..........................................   3

              CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                   ENDED MARCH 31, 1996 AND 1997 ...........................   4

              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
                   MONTHS ENDED MARCH 31, 1996 AND 1997 ....................   5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS .................................   6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS ........................................   8

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ..................................................  11

ITEM 2. CHANGES IN SECURITIES ..............................................  11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES ....................................  11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS .................  11

ITEM 5. OTHER INFORMATION ..................................................  11

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K ...................................  11

               SIGNATURES ..................................................  12

                        PART I -- FINANCIAL STATEMENTS

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                       BITSTREAM INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS

                                                    DECEMBER 31,     MARCH 31,
                                                        1996          1997
                                                    ------------   ------------
                                                                   (UNAUDITED)
                     ASSETS
Current assets:
   Cash and cash equivalents                        $ 11,718,000   $ 11,109,000
   Accounts receivable, net of allowance for           1,552,000      1,980,000
      doubtful accounts
   Current portion of long-term accounts
      receivable and extended
      plan accounts receivable, net of                 1,667,000      1,752,000
      allowance for doubtful accounts
   Deferred income taxes                                 868,000        868,000
   Other current assets                                  434,000        239,000
                                                    ------------   ------------
       Total current assets:                          16,239,000     15,947,000
                                                    ------------   ------------
Property and equipment, net:                             924,000        887,000
                                                    ------------   ------------
Other assets:
   Long-term accounts receivable, net of                 123,000        108,000
      current portion
   Other assets                                          191,000        652,000
                                                    ------------   ------------
        Total other assets                               314,000        760,000
                                                    ------------   ------------
        Total assets:                               $ 17,477,000   $ 17,594,000
                                                    ============   ============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of capital lease              $     36,000   $     26,000
      obligations
   Accounts payable                                      513,000        413,000
   Accrued expenses                                    1,470,000      1,536,000
                                                    ------------   ------------
       Total current liabilities:                      2,019,000      1,975,000
                                                    ------------   ------------
Capital lease obligations, less current                   79,000         73,000
      maturities                                    ------------   ------------
Other long-term liabilities:                              20,000         22,000
                                                    ------------   ------------
Stockholders' equity:
   Common stock                                           59,000         60,000
   Additional paid-in capital
                                                      26,637,000     26,568,000
   Accumulated deficit
                                                     (11,293,000)   (11,061,000)
   Cumulative translation adjustment
                                                         (44,000)       (43,000)
                                                    ------------   ------------
       Total stockholders' equity:                    15,359,000     15,524,000
                                                    ------------   ------------
       Total liabilities and stockholders'
            equity:                                 $ 17,477,000   $ 17,594,000
                                                    ============   ============



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                   -----------------------------
                                                       1996             1997
                                                   -----------       -----------

REVENUES:
   Revenues                                        $ 2,706,000       $ 2,522,000
   Cost of revenues                                    356,000           289,000
                                                   -----------       -----------

       Gross Profit                                  2,350,000         2,233,000
                                                   -----------       -----------

OPERATING EXPENSES:
   Marketing and selling                             1,106,000         1,216,000
   Research and development                            333,000           509,000
   General and administrative                          399,000           425,000
                                                   -----------       -----------

       Total operating expenses                      1,838,000         2,150,000
                                                   -----------       -----------

       Operating income                                512,000            83,000
                                                   -----------       -----------

Other income (expense), net                             (9,000)          172,000
                                                   -----------       -----------

   Income before provision for
       (benefit from)
       income taxes                                    503,000           255,000
                                                   -----------       -----------

Provision for (benefit from) income
  taxes                                               (37,000)           23,000
                                                   -----------       -----------

       Net income                                  $   540,000       $   232,000
                                                   ===========       ===========

Net income per common and
  common equivalent share                          $      0.13       $      0.03
                                                   ===========       ===========

Weighted average common and
  common equivalent shares
  outstanding                                        4,735,771         6,945,390
                                                   ===========       ===========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                       BITSTREAM INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                                          THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                      ------------------------------
                                                                          1996              1997
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                   $    540,000      $    232,000
  Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities-
     Depreciation and amortization                                          52,000            99,000
     Deferred income tax benefit                                           (78,000)                0
     Net loss (gain) on disposal of property and
        equipment                                                           (4,000)                0
     Changes in assets and liabilities-
       Accounts receivable                                                 124,000          (428,000)
       Long-term and extended plan accounts receivable  (554,000)          (70,000)
       Other current assets                                                 95,000           295,000
       Accounts payable                                                   (126,000)         (100,000)
       Accrued expenses                                                   (163,000)           83,000
                                                                      ------------      ------------
       Net cash provided by (used in) operating
          activities                                                  $   (114,000)     $    111,000
                                                                      ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                                (218,000)          (47,000)
  Acquisition/Purchase of assets                                                 0          (505,000)
  Change in other assets                                                     2,000           (70,000)
  Change in other long term liabilities                                     (2,000)          (13,000)
                                                                      ------------      ------------
       Net cash provided by (used in) investing
          activities                                                  $   (218,000)     $   (635,000)
                                                                      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt to stockholders                                       600,000                 0
  Payments on capital lease obligations                                    (37,000)          (16,000)
  Payments on IPO offering expenses                                              0           (89,000)
  Proceeds from the exercise of stock options and
      warrants                                                                   0            20,000
                                                                      ------------      ------------
        Net cash provided by (used in) financing
activities                                                            $    563,000      $    (85,000)
                                                                      ------------      ------------
Net Increase (Decrease) in Cash and Cash Equivalents                       231,000          (609,000)
Cash and Cash Equivalents, beginning of period                             390,000        11,718,000
                                                                      ------------      ------------
Cash and Cash Equivalents, end of period                              $    621,000      $ 11,109,000
                                                                      ------------      ------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                              $     15,000      $      3,000
  Cash paid for income taxes                                          $     40,000      $     23,000



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

(1) BASIS OF PRESENTATION

   The consolidated financial statements of Bitstream Inc. (the "Company") presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 1996 has been derived from the Company's audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 1996 included in the Company's Report on Form 10-K which was filed by the Company with the SEC on March 31, 1997.

   The balance sheet as of March 31, 1997, the statements of income for the three months ended March 31, 1996 and 1997, the statements of cash flows for the three months ended March 31, 1996 and 1997 and the notes to each thereof are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries for these interim periods.

   The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 1997.

(2) NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

   Net income per common and common equivalent share for the three months ended March 31, 1996 and 1997, have been determined in accordance with the modified treasury stock method by dividing (i) net income increased by the effect of reduced interest expense associated with the assumed repayment of certain indebtedness as of the beginning of the period and by the effect of increased interest income associated with the assumed investment in U.S. Government securities as of the beginning of the period with the assumed proceeds from the exercise of outstanding options and warrants by (ii) the weighted average number of common and common equivalent shares outstanding, including the dilutive effect of options and warrants.

(3) CONCENTRATION OF CREDIT RISK

   The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

   For the three months ended March 31, 1997, two customers represented 15% and 12% of revenues respectively. For the three-month period ended March 31, 1996, three customers represented 17%, 16% and 13% of revenues respectively.

(4) RECENTLY ISSUED ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for the fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997. Pro forma calculations of basic and diluted earnings per share as required by SFAS No. 128 are as follows:

                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                    ----------------------------
                                                       1997              1996
                                                    ----------        ----------

Basic EPS Net Income                                $  232,000        $  540,000
Weighted average common shares                       5,918,717         3,486,414
outstanding
Basic EPS                                                 0.04              0.15
Diluted EPS Net Income                                 232,000           540,000
Weighted average common and common
equivalent shares outstanding                        7,368,668         4,717,603
Diluted EPS                                              0.03              0.11

(5) SUBSEQUENT EVENTS

   The Company acquired Archetype, Inc. ("Archetype"), a Delaware corporation primarily engaged in the business of developing and marketing server-based information management computer software for the graphic arts industry, pursuant to an Agreement and Plan of Merger, dated March 27, 1997 (the "Merger Agreement") among the Company, Archetype, and Archetype Acquisition Corporation ("A-Sub"), a newly organized wholly owned subsidiary of the Company. Pursuant to the Merger Agreement, the acquisition was accomplished by merging (the "Merger") Archetype into A-Sub.

   Archetype's products include: MediaBank, a digital asset management product that allows for the cataloging, archiving, and management of electronic images, text and documents; InterSep OPI and InterSep Output Manager, advanced open prepress interface and print management products for raster image processors and servers; and NuDoc, an advanced document composition technology.

   The Merger was consummated on April 28, 1997. In connection with the Merger, Archetype stockholders received an aggregate of approximately $1.3 million in cash and 510,000 shares of the Company's Class A Common Stock in exchange for their shares of Archetype capital stock. In addition, the Company satisfied approximately $1.6 million of obligations and indebtedness owed by Archetype, and issued options and warrants (the "Options") to purchase approximately 575,000 shares of the Company's Class A Common Stock, in order to induce the former Archetype employees and other persons receiving such Options to become employees of, or perform certain services for the Company and/or to replace certain outstanding options and warrants issued by Archetype. Of these Options, 375,000 have an exercise price of $.90 per share and were issued under the Company's 1996 Stock Plan and the remaining 200,000 have an exercise price of $3.94 per share and were issued under the Company's 1997 Stock Plan.

   Out of the above described cash payments made and securities issued by the Company on the consummation of the Merger, an aggregate of $295,334 in cash, 130,382 shares of Class A Common Stock and 32,460 Options issued to the former Archetype stockholders in connection with the Merger were deposited with a third party escrow agent to be held for up to one year to satisfy certain amounts which may be payable to the Company in connection with certain adjustments which may be made to the consideration payable under the Merger Agreement or certain claims for indemnification which may be made by the Company under the terms of the Merger Agreement.

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

   Except for the historical information contained herein, this quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of the Company's products, including its TrueDoc enabling technology, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's final Prospectus, dated October 30, 1996, included as part of the Company's Registration Statement on Form S-1 (333-11519), in the section entitled "Risk Factors." The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.

RESULTS OF OPERATIONS

   Revenues. Revenues for the three months ended March 31, 1997 decreased by $184,000, or 6.8%, to approximately $2.5 million, as compared to approximately $2.7 million for the three months ended March 31, 1996. The decrease in revenues was due primarily to the delay in the consummation of certain licensing agreements with OEM customers from March to April 1997. Due to the nature of the Company's OEM business, revenues are subject to quarter to quarter fluctuations. The Company believes that quarter to quarter revenue comparisons are not necessarily meaningful and should not be relied upon as indicative of future performance.

   Gross Profit. Gross profit for the three months ended March 31, 1997 decreased by $117,000, or 5.0%, to approximately $2.2 million, compared to approximately $2.3 million, for the three months ended March 31, 1996. Gross profit as a percentage of revenues for the three months ended March 31, 1997 increased to 88.5% compared to 86.8% for the three months ended March 31, 1996. The increase in gross profit as a percentage of revenues reflects a decrease in third party royalties and development fees.

   Marketing and Selling. Marketing and selling expenses for the three months ended March 31, 1997 increased by $110,000, or 9.9%, to approximately $1.2 million, compared to approximately $1.1 million for the three months ended March 31, 1996, as a result of additional sales personnel and marketing programs which were added as a result of the acquisition of Mainstream Software Solutions (described below).

   Research and Development. Research and development expenses for the three months ended March 31, 1997 increased by $176,000, or 52.9%, to approximately $509,000 from approximately $333,000 for the three months ended March 31, 1996. The increase in research and development costs was due to the hiring of additional personnel into the Company's software engineering group.

   General and Administrative. General and administrative expenses for the three months ended March 31, 1997 increased by $26,000, or 6.5%, to $425,000, from $399,000 for the three months March 31, 1996, reflecting an increase in professional fees in the three months ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has funded its operations primarily through the public sale of equity securities and cash flow from operations.

   The Company's operating activities provided cash of $111,000 for the three months ended March 31, 1997 as compared to a usage of cash of $114,000 for the three months ended March 31, 1996. The Company's investing activities used cash of $635,000 for the three months ended March 31, 1997 as compared to $218,000 for the three months ended March 31, 1996. Investing activities consisted principally of the purchase of substantially all of the assets of Mainstream Software Solutions, a corporation organized under the laws of England primarily engaged in the business of marketing, selling, distributing and supporting the Company's type products in the United Kingdom, for approximately $505,000, as well as the purchase of property and equipment to support the growing employee base and corporate infrastructure for the three months ended March 31, 1996.

   The Company's financing activities used cash of $85,000 for the three months ended March 31, 1997 and provided cash of $563,000 for the three months ended March 31, 1996. As of March 31, 1997, the Company had cash and cash equivalents of approximately $11.1 million, a decrease of approximately $600,000 from $11.7 million at December 31, 1996.

   The Company believes that the cash generated from the proceeds of its initial public offering of its Class A Common Stock, cash from operations and current cash balances will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing in the future. If the Company were required to obtain additional financing in the future, there can be no assurance that sources of capital will be available on terms favorable to the Company, if at all.

   From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company's business. Any such transactions consummated may use a portion of the Company's working capital or require the issuance of equity or debt.


                         PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   Not applicable.



ITEM 2. CHANGES IN SECURITIES

    During the quarter ended March 31, 1997, the Company issued an aggregate of 21,000 shares of Class A Common Stock in connection with the exercise of 21,000 vested options and warrants issued under the Company's 1994 Stock Plan.

   The sales and issuances of securities in the transactions described above are deemed to be exempt from registration under the Securities At of 1933, as amended, by virtue of Rule 701 promulgated thereunder, in that they were issued either pursuant to written compensatory benefit plans or pursuant to a written contract relating to compensation, as provided by Rule 701.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

ITEM 5. OTHER INFORMATION

   Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

          11 - Computation of Earnings per Share

          27 - Financial Data Schedule

   (b) Reports on form 8-K

     No reports on form 8-K were filed by the Company during the quarter ended March 31, 1997.


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



                                                      BITSTREAM INC.
                                                       (Registrant)

       SIGNATURE                    TITLE                   DATE
       ---------                    -----                   ----
/s/ C. Raymond Boelig    President, Chief Executive      May 14, 1997
----------------------   Officer
C. Raymond Boelig        and Director

/s/ James D. Hart        Vice President, Finance and     May 14, 1997
----------------------   Administration, Treasurer
James D. Hart            and Chief
                         Financial Officer

                                EXHIBIT INDEX
                                -------------

            Exhibit No.              Description
            -----------              -----------

                11           Computation of Earnings per Share

                27           Financial Data Schedule