Form 10-Q
period 1997-06-30
BITSTREAM INC
filed 1997-08-14
CIK 818813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1997

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________


                         COMMISSION FILE NUMBER: 0-21541

                                 BITSTREAM INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                    04-2744890
           --------                                    ----------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)



            215 FIRST STREET
        CAMBRIDGE, MASSACHUSETTS                            02142
        ------------------------                            -----
(Address of principal executive offices)                  (Zip Code)


                                 (617) 497-6222
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    At August 12, 1997 there were 5,981,206 shares of Class A Common Stock, par value $0.01 per share, and 130,869 shares of Class B Common Stock, par value $0.01 per share, outstanding.





                                      INDEX


                                                                                                 PAGE
                                                                                                NUMBERS
                                                                                                -------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND
          JUNE 30, 1997......................................................................      3

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
          AND SIX MONTHS ENDED JUNE 30, 1996 AND 1997........................................      4

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
          JUNE 30, 1996 AND 1997.............................................................      5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...................................................      6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS................................................................      7

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS....................................................................      11

ITEM 2. CHANGES IN SECURITIES................................................................      11

ITEM 3. DEFAULTS UPON SENIOR SECURITIES......................................................      11

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS...................................      11

ITEM 5. OTHER INFORMATION....................................................................      12

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.....................................................      12

        SIGNATURES...........................................................................      13







                         PART I -- FINANCIAL STATEMENTS

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BITSTREAM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          DECEMBER 31,           JUNE 30,
                                                                             1996                  1997
                                                                       ------------------  ------------------
                                                                                               (UNAUDITED)
                                ASSETS
Current assets:
   Cash and cash equivalents                                            $       11,718,000  $        8,238,000
   Accounts receivable, net of allowance for doubtful accounts                   1,552,000           1,891,000
   Current portion of long-term accounts receivable and extended
      plan accounts receivable, net of allowance for doubtful accounts           1,667,000           1,827,000
   Deferred income taxes                                                           868,000             868,000
   Other current assets                                                            434,000             368,000
                                                                        ------------------  ------------------
       Total current assets:                                                    16,239,000          13,192,000
                                                                        ------------------  ------------------
Property and equipment, net:                                                       924,000           1,074,000
                                                                        ------------------  ------------------
Other assets:
   Long-term accounts receivable, net of current portion                           123,000              18,000
   Intangible assets                                                                    --           2,183,000
   Other assets                                                                    191,000             170,000
                                                                        ------------------  ------------------
        Total other assets                                                         314,000           2,371,000
                                                                        ------------------  ------------------
        Total assets:                                                   $       17,477,000  $       16,637,000
                                                                        ==================  ==================

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of capital lease obligations                      $           36,000  $           31,000
   Accounts payable                                                                513,000             456,000
   Accrued expenses                                                              1,470,000           3,719,000
                                                                        ------------------  ------------------
       Total current liabilities:                                                2,019,000           4,206,000
                                                                        ------------------  ------------------
Capital lease obligations, less current maturities:                                 79,000              66,000
                                                                        ------------------  ------------------
Other long-term liabilities:                                                        20,000              33,000
                                                                        ------------------  ------------------
Stockholders' equity:
   Common stock                                                                     59,000              65,000
   Additional paid-in capital                                                   26,637,000          29,755,000
   Accumulated deficit                                                         (11,293,000)        (17,447,000)
   Cumulative translation adjustment                                               (44,000)            (41,000)
                                                                        ------------------  ------------------
       Total stockholders' equity:                                              15,359,000          12,332,000
                                                                        ------------------  ------------------
       Total liabilities and stockholders' equity:                      $       17,477,000  $       16,637,000
                                                                        ==================  ==================



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.













                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    THREE MONTHS ENDED                          SIX MONTHS ENDED
                                                       JUNE 30, 1997                                 JUNE 30,
                                         ---------------------------------------- -------------------------------------------
                                                   1996                1997                 1996                1997
                                           ---------------       ----------------   ------------------   -----------------

REVENUES:
   Revenues                                      $2,705,000           $3,163,000           $5,411,000         $5,685,000
   Cost of revenues                                 452,000              485,000              808,000            774,000
                                                  ---------            ---------            ---------          ---------

       Gross Profit                               2,253,000            2,678,000            4,603,000          4,911,000
                                                  ---------            ---------            ---------          ---------

OPERATING EXPENSES:
   Marketing and selling                          1,039,000            1,603,000            2,145,000          2,819,000
   Research and development                         347,000              649,000              680,000          1,157,000
   General and administrative                       377,000              564,000              776,000            989,000
   In-process research and development                   --            4,930,000                   --          4,930,000
   Severance and other non-recurring compensation        --            1,371,000                   --          1,371,000
                                                  ---------            ---------            ---------          ---------
       Total operating expenses                   1,763,000            9,117,000            3,601,000         11,266,000
                                                  ---------            ---------            ---------          ---------

       Operating income (loss)                      490,000           (6,439,000)           1,002,000         (6,355,000)
                                                  ---------            ---------            ---------          ---------

Other income (expense), net                         (35,000)             171,000              (44,000)           342,000
                                                  ---------            ---------            ---------          ---------

   Income (loss) before provision for (benefit from)
       income taxes                                 455,000           (6,268,000)             958,000         (6,013,000)
                                                  ---------            ---------            ---------          ---------

Provision for (benefit from) income taxes           (49,000)             118,000              (86,000)           141,000
                                                  ---------            ---------            ---------          ---------

       Net income (loss)                           $504,000          $(6,386,000)          $1,044,000       $ (6,154,000)
                                                   ========         ============           ==========       =============
Net income (loss) per common and
  common equivalent share                             $0.12              $(1.01)                $0.24             $(1.01)
                                                   ========         ============           ==========       =============
Weighted average common and
  common equivalent shares outstanding            4,745,292            6,303,487            4,745,292          6,112,453
                                                   ========         ============           ==========       =============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.








                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                        SIX MONTHS ENDED
                                                                                            JUNE 30,
                                                                                     --------------------
                                                                                     1996            1997
                                                                                     ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                             $  1,044,000    $ (6,154,000)
  Adjustments to reconcile net income (loss) to net cash
     provided by operating activities-
     In-process research and development                                                   0       4,930,000
     Depreciation and amortization                                                   108,000         201,000
     Deferred income tax benefit                                                    (158,000)              0
     Changes in assets and liabilities-
       Accounts receivable                                                          (299,000)       (180,000)
       Long-term and extended plan accounts receivable                              (416,000)        104,000
       Other current assets                                                         (139,000)        278,000
       Accounts payable                                                              (63,000)       (297,000)
       Accrued expenses                                                               82,000       1,852,000
                                                                                ------------    ------------
       Net cash provided by operating activities                                $    159,000    $    734,000

                                                                                ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                                          (453,000)       (130,000)
   Proceeds from sale of property and equipment                                       23,000               0
  Acquisition of businesses                                                                0      (4,141,000)
  Change in other assets                                                                   0          81,000
  Change in other long term liabilities                                               (5,000)        (18,000)
                                                                                ------------    ------------
       Net cash provided by (used in) investing activities                      $   (435,000)   $ (4,172,000)
                                                                                ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from capital lease obligations                                           191,000               0
  Proceeds from debt to stockholders                                                 600,000               0
  Payments on capital lease obligations                                              (74,000)        (23,000)
  Payments on line of credit                                                        (150,000)              0
  Payments on IPO offering expenses                                                        0         (68,000)
  Proceeds from the exercise of stock options and warrants                             5,000          49,000
                                                                                ------------    ------------
        Net cash provided by (used in) financing activities                     $    572,000    $    (42,000)
                                                                                ------------    ------------
Net Increase (Decrease) in Cash and Cash Equivalents                                 296,000      (3,480,000)
Cash and Cash Equivalents, beginning of period                                       390,000      11,718,000
                                                                                ------------    ------------
Cash and Cash Equivalents, end of period                                        $    686,000    $  8,238,000
                                                                                ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                        $     29,000    $      2,000
  Cash paid for income taxes                                                    $     91,000    $    118,000

In connection  with the  acquisition  of businesses  (see Note 5), the  following non-cash transactions occurred:
   Fair value of assets acquired                                                          --    $  7,959,000
   Liabilities assumed                                                                    --        (914,000)
   Issuance of common stock                                                               --      (1,608,000)
   Issuance of options to purchase common stock                                           --      (1,296,000)
                                                                                                ------------
   Cash paid for acquisition and acquisition costs                                        --       4,141,000
                                                                                                ============







        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.








                         BITSTREAM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (UNAUDITED)

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

    The balance sheet as of June 30, 1997, the statements of income for the six months ended June 30, 1996 and 1997, the statements of cash flows for the six months ended June 30, 1996 and 1997 and the notes to each thereof are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries for these interim periods.

    The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 1997.

(2) NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Net income per common and common equivalent share for the three and six months ended June 30, 1996 have been determined in accordance with the modified treasury stock method by dividing (i) net income increased by the effect of reduced interest expense associated with the assumed repayment of certain indebtedness as of the beginning of the period and by the effect of increased interest income associated with the assumed investment in U.S. Government securities as of the beginning of the period with the assumed proceeds from the exercise of outstanding options and warrants by (ii) the weighted average number of common and common equivalent shares outstanding, including the dilutive effect of options and warrants.

    Net loss per common and common equivalent share for the three and six months ended June 30, 1997 have been calculated using weighted average number of common and common equivilent shares outstanding.

(3) CONCENTRATION OF CREDIT RISK

    The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

    For the three months ended June 30, 1997, two customers represented 11.8% and 13.5% of revenues, respectively. For the three months ended June 30, 1996, three customers represented 12.9%, 15.7% and 16.7% of revenues, respectively.

    For the six months ended June 30, 1997 and June 30, 1996, the Company had no customers which represented 10% or more of revenues.

(4) RECENTLY ISSUED ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for the fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997. The adoption of this statement will not have a material impact on earnings per share for the three and six months ended June 30, 1997. Pro forma calculations of basic and diluted earnings per share for the six months ended June 30, 1996 as required by SFAS No. 128 are as follows:



                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                   JUNE 30, 1996                JUNE 30, 1996
                                                                   -------------                -------------


 Basic EPS Net Income                                               $ 504,000                  $ 1,044,000
 Weighted average common shares outstanding                         3,487,683                    3,487,663
 Basic EPS                                                               0.14                         0.30

 Diluted EPS Net Income                                             $ 504,000                  $ 1,044,000
 Weighted average common and common equivalent
    shares outstanding                                              4,745,292                    4,745,292
 Diluted EPS                                                             0.12                         0.24


(5)  RECENT ACQUISITIONS

     MAINSTREAM ACQUISITION

    In January 1997, Bitstream purchased substantially all of the assets of Mainstream Software Solutions, a corporation organized under the laws of England primarily engaged in the business of marketing, selling, distributing and supporting Bitstream type products in the United Kingdom, for approximately $505,000. As a result, Bitstream directly distributes its own products in the United Kingdom. The acquisition was accounted for as a purchase and resulted in approximately $500,000 of goodwill.

     ARCHETYPE ACQUISITION

    In April 1997, the Company acquired Archetype, Inc. ("Archetype"), a Delaware corporation primarily engaged in the business of developing and marketing server-based information management computer software for the graphic arts industry, pursuant to an Agreement and Plan of Merger, dated March 27, 1997 among the Company, Archetype, and Archetype Acquisition Corporation, a newly organized wholly owned subsidiary of the Company. Archetype's products include:
MediaBank, a digital asset management product that allows for the cataloging, archiving, and management of electronic images, text and documents; InterSep OPI and InterSep Output Manager, advanced open prepress interface and print management products for raster image processors and servers; and NuDoc, an advanced document composition technology.

     In connection with the Merger, Archetype stockholders received an aggregate of approximately $1.3 million in cash and 510,000 shares of the Company's Class A Common Stock in exchange for their shares of Archetype capital stock. In addition, the Company satisfied approximately $1.6 million of obligations and indebtedness owed by Archetype, and issued options and warrants (the "Options") to purchase approximately 605,000 shares of the Company's Class A Common Stock, in order to induce the former Archetype employees and other persons receiving such Options to become employees of, or perform certain services for the Company and/or to replace certain outstanding options and warrants issued by Archetype. Of these Options, 405,000 have an exercise price of $.90 per share and were issued under the Company's 1996 Stock Plan and the remaining 200,000 have an exercise price of $3.94 per share and were issued under the Company's 1997 Stock Plan.

      The Merger was accounted for as a purchase, and accordingly, the initial purchase price and acquisition costs aggregating approximately $7.5 million has been allocated to the assets acquired as described below.

        The aggregate purchase price of $6,762,000 consisted of the following:


Description                                            Amount
-----------                                            ------
Common stock                                        $ 2,904,000
Cash paid                                             2,544,000
Assumed liabilities                                   1,606,000
Acquisition costs                                       400,000
                                                    -----------
Total purchase price                                $ 7,454,000

       The purchase price allocations represent the fair values determined by an independent appraisal. The appraisal incorporated established valuation procedures and techniques in determining the fair value of each assets. The purchase price has been allocated as follows:

Description                                            Amount
------------                                           ------
Current assets                                      $   431,000
Property, plant and equipment                           207,000
Other assets                                             54,000
In-process research and development                   4,930,000
Other acquired intangible assets                      1,832,000
                                                    -----------
Total assets acquired:                              $ 7,454,000

       The amount allocated to in-process research and development related to projects that had not yet reached technological feasibility and that, until completion of the development, had no alternative future use. These projects will require substantial high risk development and testing by the Company prior to reaching technological feasibility.

(6)   SEVERANCE AND OTHER NON-RECURRING EXPENSES

       Operating expenses for the three and six months ended June 30, 1997 reflect $1.4 million for severance and other non-recurring compensation expenses incurred in connection with the acquisition of Archetype and certain severance arrangements between the Company and certain former high-level executives.




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

    The Company derives revenues principally from the following sources: (i) licensing fees and royalty payments paid by OEM and ISV customers; (ii) direct sales of software solutions for the creation, enhancement, management, transport, viewing and printing of electronic information; (iii) direct sales of custom and other type products to end users such as graphic artists, desktop publishers and corporations; and (iv) sales of type products to foreign customers primarily through distributors. Royalty payments due from OEM and ISV customers, who generally pay specified minimums or fixed fees for the right to include the Company's products as a component of a larger product for a specified time period or volume limit, are generally recognized as revenue at the time the software is delivered to the OEM or ISV customer. If the royalty payments are to be received over a period of time greater than one year, the amount recognized is discounted to the present value of the future minimum payments. Certain OEM and ISV customers pay royalties only upon the sublicensing of the Company's products to end users. Royalties due from these OEM and ISV customers are recognized when such sublicenses are reported to the Company by the OEM or ISV customer. Revenues from sales to end users and foreign distributors are generally recognized at the time the software products are delivered to the customer.

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

















RESULTS OF OPERATIONS

     REVENUES. Revenues for the three months ended June 30, 1997 increased by $458,000, or 16.9%, to approximately $3.2 million, as compared to approximately $2.7 million for the three months ended June 30, 1996. Revenues from OEM and ISV customers for the three months ended June 30, 1997 as compared to June 30, 1996 were relatively unchanged. Revenues from end users and distributors for the three months ended June 30, 1997 increased by $453,000, or 84.5%, to approximately $989,000 from approximately $536,000 for the three months ended June 30, 1996 reflecting inclusion of Archetype revenues since April 28, 1997.

     Revenues for the six months ended June 30, 1997 increased by $274,000, or 5.1%, to approximately $5.7 million, as compared to approximately $5.4 million for the six months ended June 30, 1996. Revenues from OEM and ISV customers for the six months ended June 30, 1997 declined by $267,000, or 6.1%, to approximately $4.1 million from approximately $4.3 million for the six months ended June 30, 1996. Revenues from end users and distributors for the six months ended June 30, 1997 increased $540,000, or 52.7%, to approximately $1,564,000 from approximately $1,024,000 for the six months ended June 30, 1996 reflecting inclusion of Archetype revenues since April 28, 1997.

     GROSS PROFIT. Gross profit for the three months ended June 30, 1997 increased by $425,000, or 18.9%, to approximately $2.7 million compared to approximately $2.3 million for the three months ended June 30, 1996. Gross profit as a percentage of revenues for the three months ended June 30, 1997 increased to 84.67% compared to 83.29% for the three months ended June 30, 1996. The increase in gross profit as a percentage of revenues reflects higher margins earned on Archetype sales and a decrease in costs of licensing fees and royalties.

     Gross profit for the six months ended June 30, 1997 increased by $308,000, or 6.7%, to approximately $4.9 million compared to approximately $4.6 million for the three months ended June 30, 1996. Gross profit as a percentage of revenues for the six months ended June 30, 1997 increased to 86.39% compared to 85.07% for the six months ended June 30, 1996. The increase in gross profit as a percentage of revenues reflects higher margins earned on Archetype sales and a decrease in costs of licensing fees and royalties. Gross profit and gross profit as a percentage of revenues in the future may be affected by a variety of factors including third party licensing fees and royalties, pricing of the Company's products and changes in the product mix of the Company's revenues.

      MARKETING AND SELLING. Marketing and selling expenses for the three months ended June 30, 1997 increased by $564,000, or 54.3%, to approximately $1.6 million compared to approximately $1.0 million for the three months ended June 30, 1996. This increase primarily reflects the inclusion of Archetype operations since April 28, 1997.

      Marketing and selling expenses for the six months ended June 30, 1997 increased by $674,000, or 31.4%, to approximately $2.8 million compared to approximately $2.1 million for the six months ended June 30, 1996. This increase primarily reflects the inclusion of Archetype operations since April 28, 1997. In future periods, the Company believes marketing and selling expenses may increase in absolute dollars due to higher levels of sales commissions and higher levels of promotional activities in support of new product introductions.

          RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended June 30, 1997 increased by $302,000, or 87.0%, to $649,000 compared to $347,000 for the three months ended June 30, 1996, reflecting the addition of personnel to support expanded development of the Company's enabling technologies, as well as Archetype expenses since April 28, 1997. Research and development expenses consist primarily of personnel costs and fees paid for outside software development and consulting fees.

       Research and development expenses for the six months ended June 30, 1997 increased by $477,000, or 70.1%, to approximately $1.2 million compared to $680,000 for the six months ended June 30, 1996, reflecting the addition of personnel to support expanded development of the Company's enabling technologies, as well as Archetype expenses since April 28, 1997. Research and development expenses consist primarily of personnel costs and fees paid for outside software development and consulting fees. The Company expects to increase research and development expenditures in absolute dollars in future periods to support development of current and future products and technologies.

          GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 1997 increased by $187,000, or 49.6%, to $564,000 compared to $377,000 for the three months ended June 30, 1996. As a percentage of revenues, general and administrative expenses represented 17.83% for the three months ended June 30, 1997 compared to 13.94% for the three months ended June 30, 1996 reflecting an increase in professional fees in the three months ended June 30, 1997.

       General and administrative expenses for the six months ended June 30, 1997 increased by $213,000, or 27.4%, to $989,000 compared to $776,000 for the six months ended June 30, 1996. As a percentage of revenues, general and administrative expenses represented 17.83% for the six months ended June 30, 1997 compared to 14.34% for the six months ended June 30, 1996 reflecting an increase in professional fees in the six months ended June 30, 1997. The Company expects to increase general and administrative expenses in absolute dollars in the future to support the Company's growth and infrastructure.

       Operating expenses for the three months ended June 30, 1997 reflect non-recurring expenses of $6.3 million, including $4.9 million for in process research and development expenses incurred in conjunction with the merger of the Company and Archetype and $1.4 million for severance and other non-recurring compensation expenses. See Note 6 to the financial statements.

          The Company recorded a tax provision for the three months and six months ended June 30, 1997 of $118,000 and $141,000, respectively. These provisions consisted of foreign withholding taxes of $85,000 and $90,000, respectively, and current tax provision of $33,000 and $52,000, respectively, in the three months and six months ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations primarily through the public sale of equity securities and cash flow from operations.

    At June 30, 1997, the Company had cash and cash equivalents of $8.2 million, a decrease of $3.4 million from $11.7 million at December 31, 1996. Working capital was $8.9 million at June 30, 1997 as compared to $14.2 million at December 31, 1996. The Company's operating activities provided cash of $734,000 for the six months ended June 30, 1997 as compared to $159,000 for the six months ended June 30, 1996. The Company's investing activities used cash of $4.2 million for the six months ended June 30, 1997 as compared to $435,000 for the six months ended June 30, 1996. Investing activities consisted primarily of the purchase of Archetype, as well as the purchase of substantially all of the assets of Mainstream Software Solutions. The Company's financing activities used cash of $42,000 for the six months ended June 30, 1997 and provided cash of $562,000 for the six months ended June 30, 1996.

    The Company has received a commitment from a commercial lender for a $2 million unsecured working capital line of credit. This line of credit bears interest at the bank's base lending rate, and will expire in August 1998.












    The Company believes that the cash generated from the proceeds of its initial public offering of its Class A Common Stock, cash from operations, current cash balances and the availability of its working capital line of credit will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing in the future. If the Company were required to obtain additional financing in the future, there can be no assurance that sources of capital will be available on terms favorable to the Company, if at all.

    From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company's business. Any such transactions consummated may use a portion of the Company's working capital or require the issuance of equity or debt.


                          PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2. CHANGES IN SECURITIES

      During the quarter ended June 30, 1997, the Company issued an aggregate of 318,007 shares of Class A Common Stock including (i) 26,850 shares of Class A Common Stock issued in connection with the exercise of 26,850 vested options issued under the Company's 1994 Stock Plan, and (ii) 291,157 shares of Class A Common Stock issued in connection with the conversion of 291,157 shares of the Company's Class B Common Stock at the request of the holder thereof pursuant to the terms of the Company's Certificate of Incorporation.

     The sales and issuances of securities under the 1994 Stock Plan are deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), under Rule 701 promulgated thereunder, in that they were issued pursuant to a written compensatory benefit plan or pursuant to a written contract relating to compensation as provided by Rule 701. The issuances of securities upon conversion of the Class B Common Stock is deemed to be exempt from registration under the Securities Act under Section 4(2) thereof.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) On June 3, 1997, the Annual Meeting of Stockholders of the Company was held at the Royal Sonesta Hotel, 5 Cambridge Parkway, Cambridge, Massachusetts 02142.

     b) George B. Beitzel, Amos Kaminski, David G. Lubrano and Charles Ying were elected at the Annual Meeting to serve as directors of the Company.

     c) At the Annual Meeting, the Stockholders also voted to approve and ratify the adoption of the Company's 1997 Stock Plan.

    The following votes were tabulated on the aforementioned proposals:












1. To elect a board of four (4) directors to serve until the next Annual Meeting of Stockholders or until their respective successors are elected and qualified.

           Nominee                  For               Withheld Authority
           -------                  ---               ------------------

      George B. Beitzel           3,829,894                  31,850
      Amos Kaminski               3,829,894                  31,850
      David G. Lubrano            3,830,194                  31,550
      Charles Ying                3,829,894                  31,850

2.    To approve and ratify the adoption of the Company's 1997 Stock Plan.

            For         Against        Abstain        Broker Non-Vote
            ---         -------        -------        ---------------

         2,924,388      474,597         4,700             458,059

           d)  Not applicable

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits

         10.4.5 Fifth Amendment to Lease between Athenaeum Property LLC and the Company dated April 15, 1997

         10.4.6 Sixth Amendment to Lease between Athenaeum Property LLC and the Company dated June 6, 1997

         27.1 Financial Data Schedule

    (b) Reports on form 8-K

         The Company filed a Current Report on Form 8-K on May 9, 1997 and filed an amendment to such Current Report on July 14, 1997 to announce the Company's acquisition of Archetype, Inc, a Delaware corporation primarily engaged in the business of developing and marketing server-based information management computer software for the graphic arts industry pursuant to an Agreement and Plan of Merger dated March 27, 1997. The Form 8-K/A filed on July 14, 1997 included financial statements for Archetype, Inc. for the fiscal year ended December 31, 1996 and pro forma combined financial statements for the Company and Archetype, Inc. giving effect to the merger of the two companies.








                                   SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                         BITSTREAM INC.
                                                         --------------
                                                         (Registrant)

            SIGNATURE                                TITLE                         DATE
            ---------                                -----                         ----

 /s/ Charles Ying                   Chairman of the Board of Directors and    August 14, 1997
-----------------------------       Chief Executive Officer (Principal
                                    Executive Officer, Principal Financial
Charles Ying                        Officer and Principal Accounting
                                    Officer)

