Form 10-Q
period 1997-09-30
BITSTREAM INC
filed 1997-11-14
CIK 818813

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1997

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________


                         COMMISSION FILE NUMBER: 0-21541

                                 BITSTREAM INC.
                               ------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                        04-2744890
        ------------                                    --------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


         215 FIRST STREET
     CAMBRIDGE, MASSACHUSETTS                                 02142
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)


                                 (617) 497-6222
                                 ---------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On November 11, 1997 there were 6,398,255 shares of Class A Common Stock, par value $0.01 per share, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.








                                      INDEX


                                                                                                                  PAGE
                                                                                                                 NUMBERS
                                                                                                                 -------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 1996 AND
                   SEPTEMBER 30, 1997...................................................................           3

              CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
                  AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1997.....................................           4

              CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
                  SEPTEMBER 30, 1996 AND 1997...........................................................           5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................................................           6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                                            9
              RESULTS OF OPERATIONS.....................................................................

PART II. OTHER INFORMATION                                                                                        12

ITEM 1. LEGAL PROCEEDINGS...............................................................................          12

ITEM 2. CHANGES IN SECURITIES...........................................................................          12

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................................................          13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS..............................................          13

ITEM 5. OTHER INFORMATION...............................................................................          13

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................          13

               SIGNATURES...............................................................................          14

                         PART I -- FINANCIAL STATEMENTS

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BITSTREAM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                             DECEMBER 31,        SEPTEMBER 30,
                                                                                 1996               1997
                                                                         -------------------  -----------------
                                                                                                 (Unaudited)
                                ASSETS
Current assets:
   Cash and cash equivalents                                             $        11,718,000  $       6,395,000
   Accounts receivable, net of allowance for doubtful accounts                     1,552,000          2,408,000
   Current portion of long-term accounts receivable and extended
      plan accounts receivable, net of allowance for doubtful accounts             1,667,000          2,695,000
   Deferred income taxes                                                             868,000            868,000
   Other current assets                                                              434,000            477,000
                                                                         -------------------  -----------------
       Total current assets:                                                      16,239,000         12,843,000
                                                                         -------------------  -----------------
Property and equipment, net:                                                         924,000          1,355,000
                                                                         -------------------  -----------------
Other assets:                                                                             --                 --
   Long-term accounts receivable, net of current portion                             123,000             62,000
   Goodwill                                                                               --          2,058,000
   Other assets                                                                      191,000            172,000
                                                                         -------------------  -----------------
        Total other assets                                                           314,000          2,292,000
                                                                         -------------------  -----------------
        Total assets                                                     $        17,477,000  $      16,490,000
                                                                         ===================  =================

            LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
   Current maturities of capital lease obligations                                    36,000             30,000
   Accounts payable                                                                  513,000            583,000
   Accrued expenses                                                                1,470,000          3,284,000
                                                                         -------------------  -----------------
       Total current liabilities                                                   2,019,000          3,897,000
                                                                         -------------------  -----------------
Capital lease obligations, less current maturities:                                   79,000             60,000

Other long-term liabilities                                                           20,000             38,000
                                                                         -------------------  -----------------
       Total long-term liabilities                                                    99,000             98,000
                                                                         -------------------  -----------------
Stockholders' equity:
   Common stock                                                                       59,000             65,000
   Additional paid-in capital                                                     26,637,000         29,871,000
   Accumulated deficit                                                           (11,293,000)       (17,401,000)
   Cumulative translation adjustment                                                 (44,000)           (40,000)
                                                                         -------------------- ------------------
       Total stockholders' equity                                                15,359,000           12,495,000
                                                                         -------------------  ------------------
       Total liabilities and stockholders' equity                        $       17,477,000   $       16,490,000
                                                                         ==================   ==================



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.


                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,                     SEPTEMBER 30,
                                                        --------------------------------- ---------------------------------
                                                              1996            1997             1996              1997
                                                        --------------  ---------------   --------------    ---------------
REVENUES:
   Revenues                                             $    2,628,000  $     3,659,000   $    8,039,000    $    9,344,000
   Cost of revenues                                            644,000          275,000        1,452,000         1,049,000
                                                        --------------  ---------------   --------------    --------------

       Gross Profit                                          1,984,000        3,384,000        6,587,000         8,295,000
                                                        --------------  ---------------   --------------    --------------

OPERATING EXPENSES:
   Marketing and selling                                     1,117,000        2,061,000        3,262,000         4,880,000
   Research and development                                    334,000          841,000        1,014,000         1,998,000
   General and administrative                                  388,000          495,000        1,164,000         1,484,000
   In-process research and development                              --              --               --          4,930,000
   Severance and other non-recurring compensation                   --               --              --          1,371,000
                                                        --------------  ---------------   --------------    --------------
       Total operating expenses                              1,839,000        3,397,000        5,440,000        14,663,000
                                                        --------------  ---------------   --------------    --------------

       Operating income (loss)                                 145,000             (13)        1,147,000       (6,368,000)
                                                        --------------  ---------------   --------------    --------------

Other income (expense), net                                   (18,000)          116,000         (63,000)           458,000
                                                        --------------  ---------------   --------------    --------------

   Income (loss) before provision for (benefit from)           127,000          103,000        1,084,000       (5,910,000)
     income taxes                                       --------------  ---------------   --------------    --------------


Provision for (benefit from) income taxes                     (11,000)           57,000         (96,000)           198,000
                                                        --------------  ---------------   --------------    --------------

       Net income (loss)                                $      138,000  $        46,000   $    1,180,000    $  (6,108,000)
                                                        ==============  ===============   ==============    ==============

Net income (loss) per common and
  common equivalent share                               $         0.03  $          0.01   $         0.26    $       (0.98)
                                                        --------------  ---------------   --------------    --------------

Weighted average common and
  common equivalent shares outstanding                       4,734,455        7,773,690        4,731,721         6,254,063
                                                        ==============  ===============   ==============    ==============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.


                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            NINE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        1996                 1997
                                                                                   -------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                                $    1,180,000      $   (6,108,000)
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities-
     In-process research and development                                                      ---           4,930,000
     Depreciation and amortization                                                        199,000             452,000
     Deferred income tax benefit                                                         (238,000)                ---
     Net loss (gain) on disposal of property and equipment                                 (5,000)                ---
     Changes in assets and liabilities-
       Accounts receivable                                                               (927,000)         (1,566,000)
       Long-term and extended plan accounts receivable                                   (109,000)             61,000
       Other current assets                                                              (387,000)            169,000
       Accounts payable                                                                    21,000            (170,000)
       Accrued expenses                                                                   485,000           1,527,000
                                                                                   --------------      --------------
       Net cash provided by (used in) operating activities                         $      219,000      $     (705,000)
                                                                                   --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment, net                                               (592,000)           (538,000)
  Acquisition of business                                                                     ---          (4,141,000)
  Change in other assets                                                                      ---              81,000
  Change in other long term liabilities                                                       ---              18,000
                                                                                   --------------      --------------
       Net cash provided by (used in) investing activities                         $     (592,000)      $  (4,580,000)
                                                                                   --------------      --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from capital lease obligations                                                 324,000                 ---
  Proceeds from debt to stockholders                                                      600,000                 ---
  Payments on capital lease obligations                                                  (109,000)            (31,000)
  Payments on line of credit                                                             (150,000)                ---
  Payments on IPO offering expenses                                                           ---             (68,000)
  Change in other long term liabilities                                                   (11,000)                ---
  Proceeds from line of credit                                                            100,000                 ---
  Proceeds from the exercise of stock options and warrants                                  6,000              61,000
                                                                                   --------------      --------------
        Net cash used in financing activities                                      $      760,000      $      (38,000)
                                                                                   --------------      --------------
Net Increase (Decrease) in Cash and Cash Equivalents                                      387,000          (5,323,000)
Cash and Cash Equivalents, beginning of period                                            390,000          11,718,000
                                                                                   --------------      --------------
Cash and Cash Equivalents, end of period                                           $      777,000      $    6,395,000
                                                                                   --------------      --------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                           $       90,000      $        7,000
  Cash paid for income taxes                                                       $      142,000      $       30,000


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                              FINANCIAL STATEMENTS.



                         BITSTREAM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

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

    The balance sheet as of September 30, 1997, the statements of operations for the nine months ended September 30, 1996 and 1997, the statements of cash flows for the nine months ended September 30, 1996 and 1997 and the notes to each thereof are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries for these interim periods.

    The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 1997.

(2) NET INCOME PER COMMON AND COMMON EQUIVALENT SHARE

    Net income per common and common equivalent share for the three months ended September 30, 1997 have been determined in accordance with the modified treasury stock method by dividing (i) net income increased by the effect of reduced interest expense associated with the assumed repayment of certain indebtedness as of the beginning of the period and by the effect of increased interest income associated with the assumed investment in U.S. Government securities as of the beginning of the period with the assumed proceeds from the exercise of outstanding options and warrants by (ii) the weighted average number of common and common equivalent shares outstanding, including the dilutive effect of options and warrants.

(3) CONCENTRATION OF CREDIT RISK

    The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

    For the three months ended September 30, 1997, one customer represented 13.7% of revenues, respectively. For the three months ended September 30, 1996, three customers represented 12.9%, 15.7% and 16.7% of revenues, respectively.


(4) RECENTLY ISSUED ACCOUNTING STANDARDS

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share. SFAS No. 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. This statement is effective for the fiscal years ending after December 15, 1997 and early adoption is not permitted. When adopted, the statement will require restatement of prior years' earnings per share. The Company will adopt this statement for its fiscal year ended December 31, 1997. The adoption of this statement will not have a material impact on earnings per share for the three and nine months ended




September 30, 1997. Pro forma calculations of basic and diluted earnings per share for the nine months ended September 30, 1997 are as follows:




                                                         THREE MONTHS ENDED       NINE MONTHS ENDED
                                                         SEPTEMBER 30, 1997       SEPTEMBER 30, 1997
                                                         ------------------       ------------------

Basic EPS Net Income                                          $ 46,000              $ (6,108,000)
Weighted average common shares outstanding                   6,478,075                  6,254,063
Basic EPS                                                        $0.01                   $ (0.98)

Diluted EPS Net Income                                        $ 46,000              $ (6,108,000)
Weighted average common and common equivalent
shares outstanding                                           7,662,307                  6,254,063
Diluted EPS                                                      $0.01                   $ (0.98)

(5) ACQUISITIONS

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


     The aggregate purchase price of $7,454,000 consisted of the following:

DESCRIPTION                                       AMOUNT
-----------                                       ------

Common stock                                   $ 2,904,000
Cash paid                                        2,544,000
Assumed liabilities                              1,606,000
Acquisition costs                                  400,000
                                           ---------------
Total purchase price                           $ 7,454,000


       The purchase price allocations represent the fair values determined by an independent appraisal. The appraisal incorporated established valuation procedures and techniques in determining the fair value of each asset. The purchase price has been allocated as follows:

DESCRIPTION                                         AMOUNT
Current assets                                $    431,000
Property, plant and equipment                      207,000
Other assets                                        54,000
In-process research and development              4,930,000
Other acquired intangible assets                 1,832,000
                                                 ---------
Total assets acquired:                         $ 7,454,000



     The amount allocated to in-process research and development related to projects that had not yet reached technological feasibility and that, until completion of the development, had no alternative future use. These projects will require substantial high risk development and testing by the Company prior to reaching technological feasibility.

     Based on the unaudited data, the following table presents selected financial information for Bitstream and Archetype on a pro forma basis, assuming the companies had been combined since the beginning of 1997.

                                                                   NINE MONTHS
                                                YEAR ENDED            ENDED
                                               DECEMBER 31,        SEPTEMBER 30,
                                                   1996                1997
                                              ---------------   ----------------

REVENUES                                       $     13,552     $       10,406
  Net Income (loss)                                     915            (6,751)
  Net Income (loss) per share                  $       0.16     $       (1.00)

     The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made during 1996.

(6)  SEVERANCE AND OTHER NON-RECURRING EXPENSES

     Operating expenses for the nine months ended September 30, 1997 reflect $1.4 million for severance and other non-recurring compensation expenses incurred in connection with the acquisition of Archetype and certain severance arrangements between the Company and certain former high-level executives.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    The Company develops, markets and supports software products and technologies to enhance the creation, management and transport of electronic information. The Company primarily licenses its products, including text imaging and page layout technologies, to original equipment manufacturers ("OEMs") and independent software vendors ("ISVs") for inclusion in their output devices, embedded systems, applications, Internet authoring tools, World Wide Web browsers and other products and develops publishing applications that are sold to publishers, advertising agencies, and other major corporations.

    The Company derives revenues principally from the following sources: (i) licensing fees and royalty payments paid by OEM and ISV customers; (ii) direct and indirect sales of software publishing applications for the creation, enhancement, management, transport, viewing and printing of electronic information; (iii) direct sales of custom and other type products to end users such as graphic artists, desktop publishers and corporations; and (iv) sales of type products to foreign customers primarily through distributors. Royalty payments due from OEM and ISV customers, who generally pay specified minimums or fixed fees for the right to include the Company's products as a component of a larger product for a specified time period or volume limit, are generally recognized as revenue at the time the software is delivered to the OEM or ISV customer. Certain OEM and ISV customers pay royalties only upon the sublicensing of the Company's products to end users. Royalties due from these OEM and ISV customers are recognized when such sublicenses are reported to the Company by the OEM or ISV customer. Revenues from sales to end users and foreign distributors are generally recognized at the time the software products are delivered to the customer.

    The Company acquired Archetype, Inc. ("Archetype"), a Delaware corporation primarily engaged in the business of developing and marketing server-based information management computer software for the graphic arts industry, pursuant to an Agreement and Plan of Merger, dated March 27, 1997 among the Company, Archetype, and Archetype Acquisition Corporation , a newly organized wholly owned subsidiary of the Company. Archetype's products include: MediaBank, a digital asset management product that allows for the cataloging, archiving, and management of electronic images, text and documents; InterSep OPI and InterSep Output Manager, advanced open prepress interface and print management products for raster image processors and servers; and NuDoc, an advanced document composition technology.

     Cost of revenues is composed of direct costs of licenses and royalties, as well as direct costs of product sales to end users. Included in cost of licenses and royalties are fees paid to third parties for the development or license of rights to technology and/or unique typeface designs and the costs incurred in the fulfillment of custom orders from OEM and ISV customers. Included in cost of product sales to end users and distributors are the direct costs associated with the duplication, packaging and shipping of products, and any royalty fees paid to third parties for rights to license typefaces.

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


RESULTS OF OPERATIONS

     REVENUES. Revenues for the three months ended September 30, 1997 increased by $1,031,000, or 39%, to approximately $3.7 million, as compared to approximately $2.6 million for the three months ended September 30, 1996. Revenues from OEM and ISV customers for the three months ended September 30, 1997 increased by $213,000, or 9%, to approximately $2,492,000 from approximately $2,279,000 for the three months ended September 30, 1996. Revenues from end users and distributors for the three months ended September 30, 1997 increased by $805,000, or 230%, to approximately $1,154,000 from approximately $349,000 for the three months ended September 30, 1996 reflecting the inclusion of Archetype revenues for the period.

     Revenues for the nine months ended September 30, 1997 increased by $1,305,000, or 16.2% to approximately $9.3 million, as compared to approximately $8.0 million for the nine months ended September 30, 1996. Revenues from OEM and ISV customers for the nine months ended September 30, 1997 were relatively unchanged at approximately $6.6 million as compared to approximately $6.7 million for the nine months ended September 30, 1996. Revenues from end users and distributors for the nine months ended September 30, 1997 increased $1,359,000, or 99%, to approximately $2,731,000 from approximately $1,372,000 for the nine months ended September 30, 1996 reflecting inclusion of Archetype revenues since April 28, 1997.

     GROSS PROFIT. Gross profit for the three months ended September 30, 1997 increased by $1.4 million, or 70.6%, to approximately $3.4 million compared to approximately $2.0 million for the three months ended September 30, 1996. Gross profit as a percentage of revenues for the three months ended September 30, 1997 increased to 92.5% compared to 75.5% for the three months ended September 30, 1996. The increase in gross profit as a percentage of revenues reflects the decrease in the cost of third party royalties to Bitstream's asian font partners.

     Gross profit for the nine months ended September 30, 1997 increased by $1,708,000, or 25.9%, to approximately $8.3 million compared to approximately $6.6 million for the nine months ended September 30, 1996. Gross profit as a percentage of revenues for the nine months ended September 30, 1997 increased to 88.8% compared to 81.9% for the nine months ended September 30, 1996. The increase in gross profit as a percentage of revenues reflects a decrease in costs of custom products, licensing fees and royalties. Gross profit and gross profit as a percentage of revenues in the future may be affected by a variety of factors including third party licensing fees and royalties, pricing of the Company's products and changes in the product mix of the Company's revenues.

      MARKETING AND SELLING. Marketing and selling expenses for the three months ended September 30, 1997 increased by $944,000, or 84.5%, to approximately $2.1 million compared to approximately $1.1 million for the three months ended September 30, 1996. This increase primarily reflects the inclusion of Archetype operations since April 28, 1997.

      Marketing and selling expenses for the nine months ended September 30, 1997 increased by $1,618,000, or 49.6%, to approximately $4.9 million compared to approximately $3.3 million for the nine months ended September 30, 1996. This increase primarily reflects the inclusion of Archetype operations for the period.

       RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended September 30, 1997 increased by $507,000, or 151.8%, to $841,000 compared to $334,000 for the three months ended September 30, 1996, reflecting the addition of personnel to support expanded development of the Company's enabling technologies, as well as the addition of Archetype development. Research and development expenses consist primarily of personnel costs and fees paid for outside software development and consulting fees.

       Research and development expenses for the nine months ended September 30, 1997 increased by $984,000, or 97.0%, to approximately $2.0 million compared to approximately $1.0 million for the nine months ended September 30, 1996, reflecting the addition of personnel to support expanded development of the Company's enabling technologies, as well as Archetype expenses since April 28, 1997. Research and development expenses consist primarily of personnel costs and fees paid for outside software development and consulting fees. The Company expects to continue to invest in research and development expenditures in future periods to support development of current and future products and technologies.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30, 1997 increased by $107,000, or 27.5%, to $ 495,000 compared to $388,000 for the three months ended September 30, 1996. As a percentage of revenues, general and administrative expenses represented 13.5% for the three months ended September 30, 1997 compared to 14.8% for the three months ended September 30, 1996.

       General and administrative expenses for the nine months ended September 30, 1997 increased by $320,000, or 27.5%, to approximately $1.5 million compared to approximately $1.2 million for the nine months ended September 30, 1996. As a percentage of revenues, general and administrative expenses represented 16.0% for the nine months ended September 30, 1997 compared to 14.5% for the nine months ended September 30, 1996.

       Operating expenses for the nine months ended September 30, 1997 reflect non-recurring expenses of $6.3 million, including $4.9 million for in process research and development expenses incurred in conjunction with the merger of the Company and Archetype and $1.4 million for severance and other non-recurring compensation expenses.

       The Company recorded a tax provision for the three months and nine months ended September 30, 1997 of $57,000 and $198,000, respectively. These provisions consisted of foreign withholding taxes of $47,000 and $136,000, respectively, and an income tax provision of $10,000 and $62,000, respectively, in the three months and nine months ended September 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations primarily through the public sale of equity securities and cash flow from operations.

    At September 30, 1997, the Company had cash and cash equivalents of $6.4 million, a decrease of $5.3 million from approximately $11.7 million at December 31, 1996. Working capital was approximately $8.9 million at September 30, 1997 as compared to $14.2 million at December 31, 1996. The Company's operating activities used cash of $705,000 for the nine months ended September 30, 1997 and provided cash of $219,000 for the nine months ended September 30, 1996. The Company's investing activities used cash of approximately $4.6 million for the nine months ended September 30, 1997 as compared to $592,000 for the nine months ended September 30, 1996. Investing activities consisted primarily of the purchase of Archetype as well as the purchase of substantially all assets of Mainstream Software Solutions. The Company's financing activities used cash of $38,000 for the nine months ended September 30, 1997 and provided cash of $760,000 for the nine months ended September 30, 1996.


    The Company has received a $2 million unsecured working capital line of credit from a commercial lender. This line of credit bears interest at the bank's base lending rate, and will expire in August 1998.

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

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2. CHANGES IN SECURITIES

     During the quarter ended September 30, 1997, the Company issued an aggregate of 143,869 shares of Class A Common Stock including (i) 13,000 shares of Class A Common Stock issued in connection with the exercise of 13,000 vested options issued under the Company's 1994 Stock Plan, and (ii) 130,869 shares of Class A Common Stock issued in connection with the conversion of 130,869 shares of the Company's Class B Common Stock at the request of the holder thereof pursuant to the terms of the Company's Certificate of Incorporation.

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

     On September 30, 1997, the Company filed a Registration Statement on Form S-8 under the Securities Act of 1933, as amended, relating to the issuance of up to an aggregate of 3,500,000 shares of the Company's Class A Common Stock, par value $.01 per share, pursuant to stock options and warrants granted or which may be granted under the Company's 1997 Stock Plan, 1996 Stock Plan and 1994 Stock Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        10.4.7 First Amendment to Credit Agreement dated August 29, 1997 between BankBoston, N.A. and Company.

        10.4.8 Amended and Restated Revolving Credit Note dated August 29, 1997 between BankBoston, N.A. and the Company.

        27.1      Financial Data Schedule

    (b) Reports on Form 8-K

        Not applicable.



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BITSTREAM INC.
                                                  --------------
                                                  (Registrant)

       SIGNATURE                                 TITLE                               DATE
       ---------                                 -----                               ----


/s/ Wendy Darland                     Vice President, Finance and              November 13, 1997
--------------------------            Administration, Chief Financial
Wendy Darland                         Officer, Treasurer and Assistant
                                      Secretary (Principal Financial
                                      Officer and Principal Accounting
                                      Officer)



