Form 10-K
period 1997-12-31
BITSTREAM INC
filed 1998-03-31
CIK 818813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)
                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1997

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         COMMISSION FILE NUMBER: 0-21541

                                 BITSTREAM INC.
                                 --------------
             (Exact name of registrant as specified in its charter)

                           DELAWARE                                                     04-2744890
                           --------                                                     ----------
(State or other jurisdiction of incorporation or organization)             (I.R.S. Employer Identification No.)

                      215 FIRST STREET
                  CAMBRIDGE, MASSACHUSETTS                                                 02142
                  ------------------------                                                 -----
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

                                 Not Applicable
      ---------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 23, 1998 was approximately $11.9 million.

    On March 23, 1998, there were 6,625,440 shares of Class A Common Stock, par value $0.01 per share, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the Registrant's definitive proxy statement for the 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                      INDEX

                                                                                  PAGE
                                                                                 NUMBERS
                                                                                 -------

PART I.

ITEM 1.    BUSINESS.............................................................    3
ITEM 2.    PROPERTIES...........................................................   10
ITEM 3.    LEGAL PROCEEDINGS....................................................   10
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................   11

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS................................................   12
ITEM 6.    SELECTED FINANCIAL DATA..............................................   13
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS..............................................   14
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................   18
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE...........................................   18

PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................   18
ITEM 11.   EXECUTIVE COMPENSATION...............................................   19
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT.........................................................   19

ITEM 13.   CERTAIN REALTIONSHIPS AND RELATED TRANSACTIONS.......................   19

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......   19

       SIGNATURES...............................................................   22

                                     PART I

ITEM 1. BUSINESS

GENERAL

    Bitstream Inc. ("Bitstream" or the "Company") develops, markets and supports software products and technologies to enhance the creation, management and transport of electronic documents. The Company is organized into two operating divisions. The Type and Technology division primarily licenses its products, including text imaging and page layout technologies, to original equipment manufacturers ("OEMs") and independent software vendors ("ISVs") for inclusion in their output devices, embedded systems, applications, Internet authoring tools, World Wide Web browsers and other products. The Archetype Applications division develops server-based publishing applications that are sold to publishers, advertising agencies, and other major corporations.

    The Company's products and technologies consist of: (i) MediaBank, a digital asset management product that allows for the cataloging, archiving, and management of electronic images, text and documents; (ii) InterSep OPI and InterSep Output Manager, advanced open prepress interface and print management for clients working with raster image processors and servers; (iii) NuDoc, an advanced document composition technology; (iv) type products, such as libraries of type designs (fonts) and custom type products; (v) enabling technologies, which deliver typographic capabilities to hardware output devices and software applications; and (vi) TrueDoc(R), a portable type technology providing for the efficient distribution of text, with fidelity, in a highly compact format.

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

    In January 1997, the Company purchased substantially all of the assets of Mainstream Software Solutions Ltd., a corporation organized under the laws of England primarily engaged in the business of marketing, selling, distributing and supporting Bitstream type products in the United Kingdom. As a result, Bitstream directly distributes its own products in the United Kingdom.

    In April 1997, the Company acquired Archetype, Inc. ("Archetype"), a Delaware corporation primarily engaged in the business of developing and marketing server-based information management computer software for the graphic arts industry. Archetype was founded in 1985 to develop page layout technology to capture the look of a document in a digital "archetype". In 1991, Archetype built up a Value Added Reseller ("VAR") distributed product line for sale primarily to end users. Archetype's first product was InterSep(TM), an advanced open prepress interface and print management products for raster image processors and servers. In late 1995, Archetype introduced its second product, MediaBank(TM), a digital asset management product that allows for the cataloging, archiving, and management of electronic images, text and documents.

INDUSTRY BACKGROUND

Type Industry

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

Publishing Industry

     The worldwide publishing industry is undergoing significant change in response to competitive pressures. Publishers of newspapers and magazines are consolidating into larger organizations with multiple titles, formats and geographic locations. Publishing enterprises are also facing competition from alternative publishing on new media such as the Internet. Increased competition for subscribers has resulted in a trend toward more demographically targeted editorial, feature and advertising content. As a result, publishers are beginning to view their content assets, such as photos, graphics, illustrations, text and captions, as key competitive differentiators. Publishers are seeking ways to improve the management and utilization of that content both within their organizations and with their customers, while continuing to meet demanding time schedules and reduce costs.

     Traditionally, publishers used highly labor-intensive systems for production of printed materials, such as manual typesetting. As computer technology evolved during the 1960's and 1970's, publishers invested in mainframe-based computer equipment which automated and emulated these traditional production processes. Mainframe systems shortened the production process but were expensive, difficult to access, inflexible to use and required significant training, support and service.

     These limitations were addressed by the widespread adoption during the late 1980's of PC-based solutions for desktop publishing that were cost-effective, easy to use and highly flexible. For the first time, personnel across the editorial and production process could use software to perform typesetting and page-making functions at the desktop, bringing reporters, writers and editors closer to the final, printed product. This software also enabled users outside the traditional publishing industry to publish and distribute high-quality printed materials in-house.

THE BITSTREAM SOLUTION

     Bitstream products and technologies enhance the creation, management and transport of electronic documents. These products and technologies create, view, transport and print documents without regard to the specific computing platforms, operating systems or resident applications used to create or view the original document. The Company's enabling technologies including TrueDoc allow text-based digital information to maintain its intended appearance in any computing environment. Bitstream's enabling technologies and its TrueDoc portable type technology allow OEMs and ISVs to embed compact, portable type information into output devices, embedded systems, applications, Internet authoring tools, World Wide Web browsers and other products. The Company's application products provide innovative solutions for accelerating prepress and Internet publishing through advanced information object management. The Company's products decrease production costs by organizing files on the network and tracking jobs and page elements.

STRATEGY

     Bitstream's goal is to become the leading supplier of enabling technologies and portable document products for the creation, transport, viewing and printing of electronic documents. Key elements of the Company's strategy include the following:

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

     Expand OEM, ISV and VAR Distribution Channels. During 1997, the Company concentrated its efforts on the development and sale of technology and products to OEM and ISV customers and through Value Added Resellers (VARs). The Company believes that marketing to OEMs and ISVs and distributing its application products through VARs provides it with the opportunity to build a base of revenue and to minimize production, marketing and inventory costs. The Company plans to continue to place significant emphasis on building its OEM and ISV customer base and expanding its VAR channel.

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

     Support Industry Standards. Bitstream's products and technologies have been designed to support existing technological and typographic standards, such as Hypertext Markup Language ("HTML"), Standard Generalized Markup Language ("SGML"), UNICODE, TrueType and Type One, and to be embedded within full-featured products produced by OEMs and ISVs. The Company's products have also been designed to function in multi-platform computing environments, including Windows, UNIX and Macintosh, OS/9 and Java. The Company plans to continue to promote the use of its products in multivendor configurations and is a member of the World Wide Web Consortium (W3C) and the Unicode Consortium.

PRODUCTS

     The Company's products and technologies consist of (i) MediaBank, a digital asset management product that allows for the cataloging, archiving, and management of electronic images, text and documents; (ii) InterSep OPI and InterSep Output Manager, advanced open prepress interface and print management products for raster image processors and servers; (iii) NuDoc(TM), an advanced document composition technology; (iv) type products, such as libraries of type designs (fonts) and custom type products; (v) enabling technologies, which deliver typographic capabilities to hardware output devices and software applications; and (vi) TrueDoc, a portable type technology providing for the efficient distribution of text, with fidelity, in a highly compact format.

Each of the Company's major products and technologies is described in greater detail below.

     MediaBank and MediaBank Enterprise

     MediaBank is a server-based information and media asset management package that archives and tracks images, pages, text, and multi-media files on a network. It provides all members of a publishing or print production workgroup permissioned access to any job or job elements regardless of whether they have been archived or are still in process. The software package consists of the server application which can be configured for five or more users and client software which allows users to browse the database from Macintosh or Windows platforms. It also offers a wide range of compatibility with server platforms such as Windows NT, Sun, RS/6000, Silicon Graphics, and Apple Network Servers. MediaBank Enterprise, expected to be released in 1998, is an enhanced version of MediaBank that will run as an application server on a choice of high-end, enterprise-level databases such as Microsoft SQL server or Oracle.

     InterSep OPI and InterSep Output Manager

     InterSep OPI Server is an advanced Open Prepress Interface and print manager. It offers the acceleration of OPI processing, freeing up MacOS and Windows workstations. InterSep Output Manager is a desktop print queue manager focused on the effective coordination of PostScript output. It displays queues, output devices and print status information on Mac or Windows client workstations in an easy to learn graphical display.

     NuDoc

     NuDoc is an advanced document composition engine. Leveraging object-oriented technology, NuDoc is a reusable building block for document processing applications. NuDoc SDK object classes provide an Application Programming Interface (API) that supports the import, editing, display, or printing of electronic documents. One of the strengths of NuDoc is its ability to dynamically create layout intensive pages from separate content and style file imports. In NuDoc, a document object is made of style, content, and page layout sub-objects. A style object contains rules that govern the form (or appearance) of the document. Content elements such as words, images, movies, etc. are organized into a tagged tree structure that represents the logical organization of the information (sections, sub-sections, etc.). The W3C's extensible markup language (XML) is the default content data representation. Styles are represented by a set of model objects. NuDoc uses a new style file format called Template Style Language (TSL) to represent the model objects. The TSL styles describe the colors, fonts, and geometric rules that govern how structured content is formatted into its visual appearance. The TSL uses a flexible container metaphor to describe how to adjust the sizes and positions of text, images, and other containers to result in a well designed page.

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

     Font Navigator(TM) is a powerful font management tool that allows users a quick and easy way to find, install, and organize fonts into manageable groups. This tool also features a way to view and print font samples.

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

     Bitstream JET

     Java-based Extendible Typography (Bitstream JET(TM)) is a complete outline font scaling and rasterization solution for Java applets, applications, and information. Using Bitstream JET Java programs will have access to a rich diversity of fonts without having to rely on native methods or extension APIs. In developing Bitstream JET, Bitstream completely redesigned the scaling and rasterizing of outline fonts. The resulting object-oriented architecture modularizes these two processes so that new capabilities can be plugged in. Bitstream JET works with TrueType(R) and Postscript(TM) Type 1 fonts via Bitstream's TrueDoc technology. Direct font format rendering (including OpenType) is planned for future releases.

     Future Products

     The Company has identified other emerging and complementary areas for which it believes its products will be well suited. Bitstream is currently developing products to enhance the performance of text-based document creation, transport, viewing and printing within such markets. Products under development and future markets being addressed include:

- TrueDoc-based utilities for the graphic arts market that address font portability issues in the electronic delivery of desktop publishing documents.

- Type products, enabling technologies and versions of TrueDoc for integration into new products and applications such as set-top boxes, personal digital assistants and other information applications based on new programming languages or operating systems.

- PageFlex(TM), which is expected to be released in late 1998, is a variable data front-end solution for driving digital presses built from modular components and open standards. It is the first solution to use XML as the intermediate data format between databases and the page composition process. The output formatter is based on Bitstream's NuDoc page composition engine. NuDoc offers control over the graphic design of page templates while maintaining a strict separation of form from the input XML content.

MARKETING AND SALES

     The principal objective of the Company's marketing strategy is to continue to expand the sale of (a) the Company's type products and software to OEMs and ISVs who integrate the Company's software into their own products and (b) the Company's application software to end users through its VAR channel. OEM and ISV relationships range from the license of a small group of typefaces to agreements whereby an entire range of type products and/or technologies are incorporated into the customer's hardware or software products. As new opportunities arise, particularly in the newly emerging areas of corporate intranets and portable document software, the Company intends to evaluate other marketing approaches.

     The Company's Type and Technology sales organization, as of March 23, 1998, consisted of 13 people focused on OEM and ISV sales and four people focused on corporate direct sales. The Company's Archetype Applications sales organization, consisted of seven people focused on sales through the Company's VAR channel. The Company's sales efforts are managed from its corporate headquarters in Cambridge, Massachusetts. In addition, the Company maintains a European sales headquarters in Amsterdam, The Netherlands and sales offices in San Mateo, California, Reading, England and Cheltenham, England. Finally, the Company has a sales agent based in Tokyo to facilitate OEM sales to Japanese hardware manufacturers. The Company's sales personnel receive a base salary plus commissions based on meeting annual sales targets, with additional commissions for sales in excess of annual targets.

     The Company seeks to enhance its relationships with existing customers through its 11 person training and technical support team that works with customers or prospects to support sales and to facilitate the implementation and use of the Company's software products and technologies. Marketing activities are carried out by a team of nine people located at the Company's headquarters in Cambridge, Massachusetts. In addition, the Company promotes its products through attendance and exhibition at major industry trade shows.

CUSTOMERS

     The Company licenses type products, enabling technologies and TrueDoc to a wide variety of OEM and ISV customers. The Company sells custom and other type products directly to corporate customers. The Company licenses its application products to publishers, advertising agencies, retailers, printers, service bureaus and other major corporations. No single Bitstream customer accounted for 10% or more of the Company's revenues for the year ended December 31, 1997. From time to time, product sales to large customers during a single fiscal quarter may constitute more than 10% of Company revenues for such quarter. In the future, the Company intends to broaden its customer base through expanded product offerings and increased marketing efforts within the OEM/ISV, corporate and VAR channels. The Company's major customers, which are representative of the various industry groups served by the Company, include those listed below.



                                                         OEMS AND ISVS
       ---------------------------------------------------------------------------------------------------------------
       Apple Computer, Inc.                    Corel Systems Corporation            DaiNippon Screen Mfg. Co. Ltd.
       Digital Equipment Corporation           Hewlett-Packard Company              Kyocera Corp.
       Ricoh Company, Ltd.                     Seiko Epson Corporation              Sharp Electronics Corporation
       Silicon Graphics, Inc.                  Sony Electronics Inc.                Sun Microsystems, Inc.

                                                      CORPORATE END USERS
       ---------------------------------------------------------------------------------------------------------------
       CNA Insurance Company                   Kemper Financial Services            Price Waterhouse L.L.P.

                                              PUBLISHERS AND ADVERTISING AGENCIES
       ---------------------------------------------------------------------------------------------------------------
       MacMillan Publishing                    Reader's Digest                      Bronner, Slosberg and Humphrey

                                                    CATALOGERS AND RETAILERS
       ---------------------------------------------------------------------------------------------------------------
       Ames Department Store                   Coupon Clipper                       The May Co.
       Cabela's                                J. Crew

                                                  PRINTERS AND SERVICE BUREAUS
       ---------------------------------------------------------------------------------------------------------------
       Graphics Express                        Quebecor                             RR Donnelly


RESEARCH AND PRODUCT DEVELOPMENT

     Bitstream is committed to developing innovative software to enhance electronic document creation, transport, viewing and printing. To accomplish this goal, the Company has invested, and expects to continue to invest, significant resources in research and development. The Company's research and development activities are centered around advancing the Company's software products for its OEM, ISV and corporate customers and advancing products and technologies developed by the Archetype Applications division for sale through its VAR channel. The Company maintains specific expertise in the areas of font formats, multi-lingual fonts, font portability, font compression and font processing technology, digital asset management, OPI server, composition and media technology.

     The Company emphasizes cross-platform portability, small file and application size and extensibility to new technologies in its software development. To support these design objectives, the Company employs advanced software development techniques. For example, the Company is developing software using the Java programming language to adapt its products to devices and software applications written to take advantage of Java's advanced structure and cross-platform portability. Java versions of TrueDoc in platform specific format are currently available for Windows and UNIX. While the Company had anticipated releasing a Java version of TrueDoc in late 1997, the Company decided it was in its best interest to redirect some of its research and development resources toward the development of other products during 1997. The Company currently expects to have a Java version of TrueDoc that will work on all computing platforms available in late 1998. There can, however, be no assurance that such a version of TrueDoc will be completed in the late 1998, if at all.

COMPETITION

     The markets in which the Company participates are intensely competitive, evolving and subject to rapid technological change. The Company expects competition to persist and increase in the future. The Company believes that while it competes with no single organization across its entire product line, a variety of companies offer products which compete some of its products. Certain of the Company's competitors, including Adobe Systems Corporation and Agfa Division, Miles Inc. ("Agfa"), have greater name recognition, a larger customer base and significantly greater financial, technical and marketing resources than the Company. The Company's products compete with the solutions offered by a variety of companies, including other suppliers of enabling technologies, software application developers, and vendors of computer operating systems. Moreover, the market for the Company's enabling technologies and products may be adversely impacted to the extent that computer hardware, operating system and application software vendors incorporate similar functionality or bundle competitive offerings with their products and thereby reduce the market for the Company's technology or products. The Company's markets are the subject of intense industry activity, and it is likely that a number of software developers are devoting significant resources to developing and marketing technology and products that may compete with the Company's technology and products.

     The competition for the Company's sales of type products to OEM and ISV customers generally comes from a number of comparably sized or smaller companies offering their own type libraries and custom type services. Competition to the Company's enabling technologies principally comes from Agfa with its Universal Font Scaling Technology ("UFST"). UFST has a similar architecture to the Company's 4-in-1 enabling technology product. The competition for TrueDoc consists primarily of software from Agfa, which includes a font compression technology known as MicroType Express. The competition for the Company's sales of its digital asset management software principally comes from Cascade Systems, Inc., the Publishing Group at Imation Enterprises Corp. and MediaManager Inc. The competition for the Company's OPI Server principally comes from the Publishing Group at Imation Enterprises Corp., Helios Design Laboratories and Xinet, Inc.

     The Company believes that the principal competitive factors affecting its market include product features and functionalities, such as scalability, ease of integration, ease of implementation, ease of use, quality, performance, price, customer service and support, and effectiveness of sales and marketing efforts. Although the Company believes that it currently competes effectively with respect to such factors, there can be no assurance that the Company will be able to maintain its competitive position against current and potential competitors.

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

INTELLECTUAL PROPERTY

     The Company relies on a combination of trade secret, copyright, patent, and trademark laws and contractual restrictions to establish and protect proprietary rights in its technology. The Company has entered into confidentiality and invention assignment agreements with its employees, and when obtainable, enters into non-disclosure agreements with its suppliers, distributors and others so as to limit access to and disclosure of its proprietary information. There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of the Company's technologies or that the Company's competitors will not independently develop non-infringing technologies that are substantially similar to or superior to the Company's technology. The laws of certain foreign countries in which the Company's products are or may be developed, manufactured or licensed may not protect the Company's products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company's technology and products more likely. The Company believes that, because of the rapid pace of technological change in the software and electronic commerce markets, legal protection for its products will be a less significant factor in the Company's future success than the knowledge, ability and experience of the Company's employees, the frequency of product enhancements and the ability of the Company to satisfy its customers.

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

EMPLOYEES

     As of March 23, 1998, the Company employed 102 persons, including 33 in sales and marketing, 48 in research and development and 21 in general administrative functions. Of the Company's 102 employees, 98 are full time and 4 are part time. The Company also retains consultants from time to time to assist it with particular projects for limited periods of time. The Company believes that its future success will depend in part on its ability to attract, motivate and retain highly qualified personnel. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

     Bitstream(R) and TrueDoc(R) are federally registered trademarks of the Company. All other trademarks, service marks or tradenames referred to in this Annual Report are the property of their respective owners.

ITEM 2. PROPERTIES

     The Company's corporate headquarters is located in Cambridge, Massachusetts where it currently leases approximately 27,500 square feet, of which approximately 17,200 square feet is under a lease expiring in October 1998, with the right to renew for an additional five years, and approximately 10,300 square feet is under a lease amendment expiring in October 2003. Management believes that these facilities are adequate for the Company's current needs and that suitable additional space, should it be needed, will be available to accommodate expansion of the Company's operations on commercially reasonable terms.

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

     On December 10, 1997, in consideration of a payment of $560,000 by the Company's insurance carrier, of which the Company contributed $56,000, the Museum formally released all claims it had against Bitstream in such lawsuit. The case was dismissed with prejudice by Bitstream and the Museum on December 30, 1997.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE COMPANY

     The Company's executive officers and their ages as of March 23, 1998 are as follows:

       NAME            AGE                    POSITION
-----------------      ---    -------------------------------------------------

Charles Ying            51    Chairman of the Board and Chief Executive Officer
John S. Collins         58    Vice President, Engineering
Wendy Darland           41    Vice  President, Finance and Administration, and
                              Chief Financial Officer

Geoffrey W. Greve       40    Vice President, Product Development
Susan Robertson         36    Vice President and General Manager, Archetype
                              Applications Division

John L. Seguin          43    Vice President and General Manager, Type and
                              Technology Division
Paul Trevithick         38    Vice President, Marketing

----------

     Charles Ying has been Chief Executive Officer of the Company since May 1997 and Chairman of the Board of Directors since April 1997. From January 1992 to January 1996, Mr. Ying served as Chief Executive Officer of Information International Inc., a corporation engaged in the business of designing, manufacturing and marketing computer-based systems that automate document production and publishing. Mr. Ying also serves as a member of the Board of Directors of NodeWarrior Networks Inc., an Internet Service Provider located in Los Angeles, California. Mr. Ying holds a B.S. and M.S. in Electrical Engineering from Massachusetts Institute of Technology.

     John S. Collins has been Vice President of Engineering since 1988. Mr. Collins has been employed by the Company since 1986. Mr. Collins was the inventor or a co-inventor in respect of a number of the patents held by the Company relating to font imaging technology. He is the principal inventor of the Company's TrueDoc technology. Mr. Collins holds a B.Sc. and a PhD in Electrical Engineering from the University of London.

     Wendy Darland has been Vice President, Finance and Administration, and Chief Financial Officer since September 1997. From September 1993 to August 1997, Ms. Darland served as President of Xitron Inc. ("Xitron"), a wholly-owned subsidiary of Autologic Information International Inc., a provider of high performance Rastor Image Processing Systems ("RIPs"), print servers and custom interfaces for the publishing industry. Prior to joining Xitron in September 1993, Ms. Darland was a consultant assisting entrepreneurs in business plan development and raising investment capital from October 1992 to August 1993. From September 1988 to October 1992, Ms. Darland served as Vice President, Finance and Administration, and Chief Financial Officer of Rastor Image Processing Systems Inc., a manufacturer of high performance RIPs for OEM manufacturers and end users. Ms. Darland holds a B.S. in Accounting from Arizona State University and a M.S. in Accounting from the University of Colorado at Denver. Ms. Darland is also a Certified Public Accountant in the State of Colorado.

     Geoffrey W. Greve has been Vice President, Product Development of the Company since February 1998. Mr. Greve has been employed by the Company since 1987 and previously served as Director of Production Control from 1990 through May 1995 and Vice President, Type Operations from May 1995 to February 1998.

     Susan Robertson has been Vice President and General Manager of the Archetype Applications Division since the Company's acquisition of Archetype, Inc. ("Archetype") in April 1997. Ms. Robertson was employed by Archetype since September 1987 and previously served as Executive Vice President from September 1994 to April 1997 and Chief Operating Officer from September 1995 to April 1997. She holds a Sc.B. in Computer Science from Brown University.

     John L. Seguin has been Vice President and General Manager of the Type and Technology Division since July 1997. From August 1994 to July 1997, Mr. Seguin served as Bitstream's Vice President, Sales and Marketing. From July 1993 through July 1994, Mr. Seguin served as Vice President and General Manager of XLI Corp., a corporation engaged in manufacturing printer enhancements. From November 1987 through July 1993, he was employed by Howtek, Inc., a corporation engaged in manufacturing color imaging products, and most recently served as its Vice President, Sales and Marketing. Mr. Seguin holds a B.S. in Marketing from the University of Massachusetts at Dartmouth.

     Paul Trevithick has been Vice President, Marketing since the Company's acquisition of Archetype in April 1997. Mr. Trevithick founded and was President of Archetype since 1985. Mr. Trevithick holds a B.S.E.E. from the Massachusetts Institute of Technology.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

     The Company's Class A Common Stock, $.01 par value per share ("Class A Common Stock"), began trading publicly on the Nasdaq National Market tier of The Nasdaq Stock Market on October 30, 1996 under the symbol "BITS." Prior to October 30, 1996, there was no public market for Bitstream's Class A Common Stock. The following table sets forth the high and low closing sale prices of the Company's Class A Common Stock as reported on the Nasdaq National Market for the period from January 1, 1997 through December 31, 1997. Such information reflects interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

                                         HIGH                       LOW
                                         ----                       ---
           First Quarter                 6 3/16                    3 7/8
           Second Quarter                4 3/8                     2 1/2
           Third Quarter                 3                         1 1/2
           Fourth Quarter                2 3/4                     1 5/8

     As of March 23, 1998, the Company's Class A Common Stock was held by approximately 82 holders of record and the Company believes that the Company's Class A Common Stock was beneficially held by more than 500 holders. As of March 23, 1998, the Company's Class B Common Stock was not held by any holders of record.

DIVIDENDS

     The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends on its capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended December 31, 1996, the Company issued an aggregate of 6,833 shares of Class A Common Stock in connection with the exercise of 6,833 vested options and warrants issued under the Company's 1994 Stock Plan. During the fiscal year ended December 31, 1997, the Company issued an aggregate of 648,217 shares of Class A Common Stock in connection with the exercise of 648,217 vested options and warrants issued under the Company's 1994 Stock Plan and 1996 Stock Plan.

     The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 promulgated thereunder, in that they were issued either pursuant to written compensatory benefits plans or pursuant to a written contract relating to compensation, as provided by Rule 701. In addition, on September 30, 1997, the Company filed a Registration Statement on Form S-8 under the Securities Act of 1933, as amended, registering up to an aggregate of 3,500,000 shares of the Company's Class A Common Stock which may be issued upon exercise of stock options and warrants granted or which may be granted under the Company's 1997 Stock Plan, 1996 Stock Plan and 1994 Stock Plan.

USE OF PROCEEDS

     As of December 31, 1997, the net proceeds of the Company's initial public offering (IPO) of its Class A Common Stock pursuant to its Registration Statement on Form S-1, Commission File No. 333-11519, declared effective October 30, 1996, have been used as follows: (i) approximately $200,000 for the buildout of Bitstream's leased facilities in Cambridge, Massachusetts to accommodate the additional personnel that joined the Company as result of the acquisition of Archetype; (ii) approximately $4,141,000 for the acquisition of Mainstream Software Solutions Ltd. and Archetype, Inc.; (iii) approximately $1,500,000 for the repayment of indebtedness, of which approximately $548,000 was paid to officers, directors and 10% stockholders of the Company and approximately $762,000 of which was paid to third parties; (iv) approximately $404,000 for royalty payments to others; and (v) approximately $286,000 for the purchase and installation of equipment. The remaining net proceeds of the IPO remain invested in short-term, interest-bearing, investment-grade securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below as of and for the years ended December 31, 1997, 1996, and 1995, as of and for the three months ended December 31, 1995 and as of and for the year ended September 30, 1995 have been derived from, and are qualified by reference to the Company's audited consolidated financial statements included elsewhere herein. The selected consolidated financial data presented below as of and for the years ended September 30, 1994 and 1993 have been derived from, and are qualified by reference to, the Company's audited financial statements, which are not included herein. The selected consolidated statement of operations data for the three months ended December 31, 1994 have been derived from the unaudited consolidated financial statements of the Company, which are not included herein. In the opinion of management, the unaudited financial statements of the Company have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations for this period. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements of the Company and Notes thereto, and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report, and other financial data appearing elsewhere herein.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                        YEAR ENDED         THREE MONTHS ENDED                 YEAR ENDED
    (In thousands except per share data)               DECEMBER 31,            DECEMBER 31,                  SEPTEMBER 30,
                                                -----------------------   ---------------------     ------------------------------
                                                   1997         1996        1995(1)     1994(1)        1995         1994       1993
                                                ----------   ----------   ----------    -------     -----------    ------    -------
                                                                                        (UNAUDITED)
Consolidated Statements of Operations Data:
Revenues ....................................   $   13,102   $   10,551  $    2,355     $2,276    $     8,970    $9,832    $17,430
Cost of revenues ............................        1,518        1,858         411        273          1,579     2,299      6,276
                                                ----------   ----------  ----------     ------    -----------    ------    -------
  Gross profit ..............................       11,584        8,693       1,944      2,003          7,391     7,533     11,154
                                                ----------   ----------  ----------     ------    -----------    ------    -------
Operating expenses:
  Marketing and selling .....................        6,621        4,386         978        740          3,264     3,334      9,080
  Research and development ..................        2,826        1,512         331        255          1,071     1,534      3,536
  General and administrative ................        2,104        1,533         385        266          1,261     1,281      3,006
  Acquired in-process research and development       4,930           --          --         --             --        --         --
  Severance and other nonrecurring
    compensation ............................        1,371           --          --         --             --        --         --
  Restructuring charge ......................           --           --          --         --             --       365
                                                ----------   ----------  ----------     ------    -----------    ------    -------
     Total operating expenses ...............       17,852        7,431       1,694      1,261          5,596     6,514     15,622
Operating income (loss) .....................       (6,268)       1,262         250        742          1,795     1,019     (4,468)
Other income (expense), net .................          510          (19)         17         (2)            11       (40)       (18)

Provision for (benefit from) income taxes ...          232          (94)       (471)        17            118       133        319
                                                ----------   ----------  ----------     ------    -----------    ------    -------
Net income (loss) ...........................   $   (5,990)  $    1,337  $      738     $  723    $     1,688    $  846    $(4,805)
                                                ==========   ==========  ==========     ======    ===========    ======    =======


Basic net income (loss) per share (2) ........  $    (0.95)  $     1.07  $     2.36                $     1.11
                                                ==========   ==========  ==========                ==========
Basic weighted average shares
  outstanding (2) ...........................    6,303,216    1,248,118     312,677                 1,518,138
                                                ==========   ==========  ==========                ==========

Diluted net income (loss) per share (2) .....   $    (0.95)  $     0.25  $     0.16                $     0.31
                                                ==========   ==========  ==========                ==========
Weighted average common shares outstanding
  and dilutive potential common shares (2) ..    6,303,216    5,404,351   4,729,976                 5,008,850
                                                ==========   ==========  ==========                ==========


                (IN THOUSANDS)

                                                          AS OF DECEMBER 31,                      AS OF SEPTEMBER 30,
                                                   --------------------------------      ----------------------------------
                                                     1997         1996      1995(1)       1995         1994           1993
                                                   ------------------------------------------------------------------------

Consolidated Balance Sheet Data:
Cash and cash equivalents...................       $ 6,364      $11,718     $  390       $  523       $   654       $ 1,068
Working capital (deficit)...................         9,212       14,220      1,245          881          (920)       (2,266)
Total assets................................        17,009       17,477      4,328        3,194         2,640         5,029
Long-term obligations.......................            73           99        210          124           125            17
Mandatorily redeemable convertible
 preferred stock ...........................            --           --         --           --         2,311         1,204
Stockholders' equity (deficit) .............       $12,683      $15,359     $1,806       $1,066      $ (3,041)      $(2,803)


---------------------

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

(2) Calculated on the basis described in Note 4 of Notes to the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     The Company develops, markets and supports software products and technologies to enhance the creation, management and transport of electronic documents. The Company is organized into two operating divisions. The Type and Technology division primarily licenses its products, including text imaging and page layout technologies, to original equipment manufacturers ("OEMs") and independent software vendors ("ISVs") for inclusion in their output devices, embedded systems, applications, Internet authoring tools, World Wide Web browsers and other products. The Archetype Applications division develops server-based publishing applications that are sold to publishers, advertising agencies, and other major corporations.

     In January 1997, the Company purchased substantially all of the assets of Mainstream Software Solutions Ltd.("Mainstream"), a corporation organized under the laws of England primarily engaged in the business of marketing, selling, distributing and supporting the Company's type products in the United Kingdom, for approximately $505,000. As a result, the Company directly distributes its own products in the United Kingdom. The acquisition has been accounted for as a purchase and approximately $450,000 of goodwill was recorded.

     In April 1997, the Company acquired Archetype, Inc. ("Archetype" and together with Mainstream, the "Acquired Subsidiaries"), a Delaware corporation primarily engaged in the business of developing and marketing server-based information management computer software for the graphic arts industry. Archetype's products include: MediaBank, a digital asset management product that allows for the cataloging, archiving, and management of electronic images, text and documents; InterSep OPI and InterSep Output Manager, advanced open prepress interface and print management products for raster image processors and servers; and NuDoc, an advanced document composition technology. The merger was accounted for as a purchase, and accordingly, the purchase price has been allocated to the assets acquired. The operating results of Archetype have been included in the accompanying consolidated financial statements since the date of the acquisition.

     The Company derives revenues principally from the following sources: (i) licensing fees and royalty payments paid by OEM and ISV customers for text imaging and page layout technologies; (ii) direct and indirect sales of software publishing applications for the creation, enhancement, management, transport, viewing and printing of electronic information; (iii) direct sales of custom and other type products to end users such as graphic artists, desktop publishers and corporations; and (iv) sales of type products to foreign customers primarily through distributors. Royalty payments due from OEM and ISV customers, who generally pay specified minimums or fixed fees for the right to include the Company's products as a component of a larger product for a specified time period or volume limit, are generally recognized as revenue at the time the software is delivered to the OEM or ISV customer. If the royalty payments are to be received over a period of time greater than one year, the amount recognized is discounted to the present value of the future minimum payments. Certain OEM and ISV customers pay royalties only upon the sublicensing of the Company's products to end users. Royalties due from these OEM and ISV customers are recognized when such sublicenses are reported to the Company by the OEM or ISV customer. Revenues from sales to end users and foreign distributors are generally recognized at the time the software products are delivered to the customer.

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

     Operating expenses consist primarily of sales and marketing expenses (principally compensation and marketing programs), research and development expenses and general and administrative expenses.

    Except for the historical information contained herein, this Annual Report on Form 10-K may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of the Company's products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's final Prospectus, dated October 30, 1996, included as part of the Company's Registration Statement on Form S-1 (Commission File No. 333-11519), in the section entitled "Risk Factors." The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.

RESULTS OF OPERATIONS

    The following table sets forth the percentage of revenues represented by certain items reflected in the Company's Statements of Operations Data for the periods presented.

                                                                                           THREE MONTHS
                                                                 YEAR ENDED                    ENDED           YEAR ENDED
                                                                DECEMBER 31,                DECEMBER 31,      SEPTEMBER 30,
                                                          ------------------------         --------------     -------------
                                                           1997               1996              1995               1995
                                                          -----              -----             -----              -----

Revenues........................                          100.0%             100.0%            100.0%             100.0%
Cost of revenues................                           11.6               17.6              17.5               17.6
                                                          -----              -----             -----              -----
  Gross profit..................                           88.4               82.4              82.5               82.4
                                                          -----              -----             -----              -----
Operating expenses:
  Marketing and selling.........                           50.5               41.6              41.5               36.4
  Research and development......                           21.6               14.3              14.1               11.9
  General and administrative....                           16.1               14.5              16.4               14.0
  Acquired in-process research and development             37.6                 --                --                 --
  Severance and other nonrecurring compensation            10.5                 --                --                 --
                                                          -----              -----             -----              -----
     Total operating expenses...                          136.3               70.4              72.0               62.3

Operating income (loss).........                          (47.9)              12.0              10.5               20.1

Other income (expense), net.....                            3.9               (0.2)              0.8                --
                                                          -----              -----             -----              -----
Provision for (benefit from) income taxes                   1.8               (0.9)            (20.0)               1.3
                                                          -----              -----             -----              -----
Net income (loss)...............                          (45.7)%             12.7%             31.3%              18.8%
                                                          =====              =====             =====              =====

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Revenues. Revenues for the fiscal year ended December 31, 1997 increased by approximately $2.6 million, or 24.5%, to approximately $13.2 million compared to approximately $10.6 million for the fiscal year ended December 31, 1996. Revenues from product sales to OEM and ISV customers for the fiscal year ended December 31, 1997 increased by approximately $300,000, or 3.4%, to approximately $9.0 million, from approximately $8.7 million for the fiscal year ended December 31, 1996, as a result of an increase in the licensing of the Company's application products to OEM and ISV customers of the Company's Acquired Subsidiaries. Revenues from product sales to end users and distributors for the fiscal year ended December 31, 1997 increased by $2.2 million, or 122.2%, to $4.0 million, from $1.8 million for the fiscal year ended December 31, 1996, as a direct result of the revenues produced by the Company's Acquired Subsidiaries.

     Gross Profit. Gross profit for the fiscal year ended December 31, 1997 increased by approximately $2.9 million, or 33.3%, to approximately $11.6 million, compared to approximately $8.7 million for the fiscal year ended December 31, 1996. The increase in gross profit was primarily a result of the addition of the revenues of the Company's Acquired Subsidiaries as well as a decrease in third party royalties paid on type technologies.

     Marketing and Selling. Marketing and selling expenses for the fiscal year ended December 31, 1997 increased by approximately $2.2 million, or 50.0%, to approximately $6.6 million, compared to approximately $4.4 million for the fiscal year ended December 31, 1996 due to the addition of the sales, marketing and support programs of the Acquired Subsidiaries.

     Research and Development. Research and development expenses for the fiscal year ended December 31, 1997 increased by approximately $1.3 million, or 86.7%, to approximately $2.8 million, compared to approximately $1.5 million for the fiscal year ended December 31, 1996. This increase reflects the costs associated with the addition of engineering personnel from Archetype to support the application products and the expanded development of the Company's enabling technologies. Research and development expenses consist primarily of personnel costs, consulting fees and fees paid for outside software development. The Company expects to increase research and development expenditures in absolute dollars in future periods to support development of current and future products and technologies.

     General and Administrative. General and administrative expenses for the fiscal year ended December 31, 1997 increased by approximately $600,000, or 40%, to approximately $2.1 million, compared to $1.5 million for the fiscal year ended December 31, 1996. This increase mainly reflects $334,000 of goodwill amortization related to the purchase of the Acquired Subsidiaries and an increase in professional fees of $249,000 for public filing requirements and litigation. General and administrative expenses principally consist of payroll costs to executives, office, MIS and accounting personnel, as well as outside professional fees and the amortization of goodwill of the Acquired Subsidiaries.

     Acquired In-Process Research and Development. In connection with the acquisition of Archetype, the Company allocated approximately $4.9 million of the purchase price to in-process research and development. The in-process research and development is related to Archetype projects that had not yet reached technological feasibility and that, until completion of the development, have no alternative future use. These projects were deemed to require substantial high risk development and testing by the Company prior to reaching technological feasibility which resulted in the determination to write-off the acquisition costs of these projects.

     Severance and Other Non-Recurring Expenses. Operating expenses for the twelve months ended December 31, 1997 reflect $1.4 million for severance and other non-recurring compensation expenses incurred in connection with the acquisition of Archetype and certain severance arrangements between the Company and certain executives.

     Accounts Receivable, Net of Allowance for Doubtful Accounts. Accounts receivable at December 31, 1997 was approximately $3.7 million as compared to approximately $1.6 million at December 31, 1996. This $2.1 million increase primarily includes the addition of the accounts receivable of the Acquired Subsidiaries in 1997 and the effect of a 1996 single significant multiyear sale which was paid earlier than standard terms within the same year.

     Other Income and Expense. In the year ended December 31, 1997, the Company recorded $510,000 of net interest income for investing cash balances acquired from the IPO. In the year ended December 31, 1996, the Company recorded net interest expense of $19,000.

     The Company recorded a tax provision for the year ended December 31, 1997 of $232,000. This provision consists mainly of foreign tax liabilities of $190,000 relating to sales to customers in Japan and minimum income tax provisions of $42,000. For the fiscal year ended December 31, 1996, the Company recorded a tax benefit of $94,000.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through the public and private sale of equity securities, cash flow from operations, and certain bank indebtedness.

     In November 1996, the Company completed an initial public offering ("IPO") of 2,415,000 shares of its Class A Common Stock. Net proceeds from the IPO were approximately $12.2 million, of which approximately $1.5 million was used to repay outstanding indebtedness.

     The Company's operating activities used cash of $477,000 for the year ended December 31, 1997 and provided cash of $487,000 for the year ended December 31, 1996. The Company's investing activities used cash of approximately $4.9 million for year ended December 31, 1997 and used cash of $866,000 for the year ended December 31, 1996. Investing activities for the year ended December 31, 1997 consisted of approximately $4.1 million used in the acquisition of businesses and $752,000 for the purchase of property and equipment to support the growing employee base and corporate infrastructure.

     For the year ended December 31, 1997, cash from financing activities was approximately $16,000. For the year ended December 31, 1996, cash from financing activities was approximately $11.7 million, including approximately $12.2 million from the net proceeds of the IPO. As of December 31, 1997, the Company had cash and cash equivalents of approximately $6.4 million, a decrease of approximately $5.3 million from $11.7 million at December 31, 1996 primarily attributable to cash paid in connection with the purchase of the Acquired Subsidiaries and increased accounts receivable. Working capital was approximately $9.2 million at December 31, 1997, as compared to approximately $14.2 million at December 31, 1996.

     On August 27, 1997, the Company amended its July 14, 1995 working capital line-of-credit agreement maturing on July 15, 1998 with a bank to provide for borrowings up to $2 million based on a percentage of qualified accounts receivable, as defined. This line bears interest at various per annum rates between the prime rate (8.5% as of December 31, 1997) plus 1% to 2%, as defined. As a component of this agreement, the Company can obtain up to $250,000 in letters of credit. Substantially all of the Company's assets are collateralized under this agreement. No balance was outstanding under this line as of December 31, 1997.

     The Company believes that the cash anticipated to be generated from operations and current cash balances will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing in the future. If the Company were required to obtain additional financing in the future, there can be no assurance that sources of capital will be available on terms favorable to the Company, if at all.

     The Company does not project significant capital expenditures for the year ending December 31, 1998.

IMPACT OF YEAR 2000 ISSUE

     The Year 2000 issue results from computer programs that do not differentiate between the year 1900 and the year 2000 because they are written using two digits rather than four to define the applicable year. If not corrected, many computer applications could fail or create erroneous results by or at the year 2000. The Company is in the process of updating its accounting and information systems, where applicable, to ensure that its computer systems are Year 2000 compliant. In addition, the Company maintains a Year 2000 expert on its staff. The financial impact to the Company of its Year 2000 compliance programs has not been and is not anticipated to be material to its financial position or results of operations in any given year. While the Company does not believe it will suffer any major effects from the Year 2000 issue, it is possible that such effects could materially impact future financial results, or cause reported financial information not to be necessarily indicative of future operating results or future financial condition.

RECENT DEVELOPMENTS

     On March 13, 1998, the Company made a $500,000 equity investment in DiamondSoft, Inc., a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. This equity investment involved the purchase of 250,000 shares of DiamondSoft's Series A Convertible Preferred Stock, which represented twenty-five (25%) of the outstanding capital stock of Diamondsoft on an as converted basis, at a price of $2.00 per share. In addition, pursuant to a letter agreement with DiamondSoft dated March 17, 1998, the Company will market DiamondSoft's FontReserve software to hardware and software developers and DiamondSoft will license the Company's Font Navigator software to retailers and corporate users.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The index to Financial Statements appears on page F-1, the Independent Auditors' Report appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-21.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to General Instruction G(3) of Form 10-K and instruction 3 to Item 401(b), the information required by this item concerning executive officers, including certain information incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement concerning Directors, is incorporated by reference to the sections entitled "Proposal No. 1
- Election of Directors" and "Board of Directors" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 9, 1998. Certain information with regard to the executive officers of the Company is contained in Item 4 hereof and is incorporated by reference in this Part III.

     There is incorporated herein by reference to the discussion under "Principal and Management Stockholders - Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 9, 1998, the information with respect to any delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 9, 1998 under the heading "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information required by this item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 9, 1998 under the heading "Principal and Management Stockholders."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 9, 1998 under the heading "Certain Relationships and Related Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

1. Financial Statements.

    (a)  The following documents are included as part of this report:

         (1) Financial Statements

         Report of Independent Public Accountants
         Consolidated Balance Sheets
         Consolidated Statements of Operations
         Consolidated Statements of Stockholders' Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

         (2) Financial Statement Schedules

             None.

         (3) Exhibits.

         Certain of the exhibits listed hereunder have been previously filed with the Commission as exhibits to certain registration statements and periodic reports and are incorporated herein by reference pursuant to Rule 411 promulgated under the Securities Act and Rule 24 of the Commission's Rules of Practice. The location of each document so incorporated by reference is indicated in parenthesis.

         3        CERTIFICATE OF INCORPORATION AND BYLAWS

         3.1.1 Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).
         3.1.2 Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

         3.2      Bylaws of the Company (incorporated by reference to Exhibit
                  3.2 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-11519, filed on September 6, 1996).
         4        INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS
         4.1      Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form
                  S-1, Registration No. 333-11519, filed on September 6, 1996).
         10       MATERIAL CONTRACTS
         10.1     1996 Stock Plan Certificate (incorporated by reference to
                  Exhibit 10.1 to the Company's Registration Statement on Form
                  S-1, Registration No. 333-11519, filed on September 6, 1996).
         10.2     1994 Stock Plan Certificate (incorporated by reference to
                  Exhibit 10.2 to the Company's Registration Statement on Form
                  S-1, Registration No. 333-11519, filed on September 6, 1996).
         10.3     Agreement and Plan of Recapitalization dated October 28, 1994
                  (incorporated by reference to Exhibit 10.3 to the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-11519, filed on September 6, 1996).
         10.4     Lease between Athenaeum Group and the Company dated March 17,
                  1992 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No.
                  333-11519, filed on September 6, 1996).
         10.4.1   First Lease Amendment between Athenaeum Group and the Company dated September 7, 1993 (incorporated by reference to Exhibit
                  10.4.1 to the Company's Registration Statement filed on Form
                  S-1, Registration No. 333-11519, on September 6, 1996).
         10.4.2   Second Lease Amendment between Athenaeum Group and the Company dated July 13, 1994 (incorporated by reference to Exhibit
                  10.4.2 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-11519, filed on September 6, 1996).
         10.4.3   Third Lease Amendment between Athenaeum Group and the Company dated July 15, 1996 (incorporated by reference to Exhibit
                  10.4.3 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-11519, filed on September 6, 1996).
         10.4.4   Fourth Lease Amendment between Athenaeum Property LLC and the
                  Company dated March 3, 1997 (incorporated by reference to
                  Exhibit 10.4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
         10.4.5   Fifth Amendment to Lease between Athenaeum Property LLC and the Company dated April 15, 1997 (incorporated by reference to Exhibit 10.4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
         10.4.6   Sixth Amendment to Lease between Athenaeum Property LLC and the Company dated June 6, 1997 (incorporated by reference to Exhibit 10.4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
         10.5     First Amendment to Credit Agreement dated August 29, 1997
                  between BankBoston, N.A. and Company (incorporated by reference to Exhibit 10.4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
         10.5.1   Amended and Restated Revolving Credit Note dated August 29,
                  1997 between BankBoston, N.A. and the Company (incorporated by reference to Exhibit 10.4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
         10.6     Bridge Loan Agreement, dated February 22, 1996 among the
                  Company and certain bridge lenders named therein (incorporated by reference to Exhibit 10.5 to the Company's Registration
                  Statement on Form S-1, Registration No. 333-11519, filed on
                  September 6, 1996).
         10.6.1   Amendment to Loan Agreement and to Waiver and Subordination
                  Agreements dated August 22, 1996 among the Company and certain bridge lenders named therein. Agreements dated August 22, 1996 among the Registrant and certain bridge lenders named therein
                  (incorporated by reference to Exhibit 10.5.1 to the Company's
                  Registration Statement on Form S-1, Registration No.
                  333-11519, filed on September 6, 1996).
         10.6.2   Amendment No. 2 to Loan Agreement and to Waiver and
                  Subordination Agreements dated October 9, 1996 among the
                  Company and certain bridge lenders named therein (incorporated by reference to Exhibit 10.5.2 to Pre-effective Amendment No.
                  1 to the Company's Registration Statement on Form S-1,
                  Registration No. 333-11519, filed on October 15, 1996).
         #10.7    Software License Agreement between Novell, Inc. and the
                  Company, dated as of September 6, 1996 (incorporated by reference to Exhibit 10.6 to the Company's Registration
                  Statement on Form S-1, Registration No. 333-11519, filed on
                  September 6, 1996).

         #10.8 Agreement between Tumbleweed Software Corporation and the Company dated as of June 10, 1996 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6,
                  1996).
         10.9     Agreement dated as of May 1, 1996 among the Company and James
                  D. Hart (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).
         10.10 Form of Indemnification Agreement between the Company, its directors and certain of its officers (incorporated by reference to Exhibit 10.9 to Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on October 15, 1996).
         10.11 Agreement and Plan of Merger dated as of March 27, 1997 among the Company, Archetype Acquisition Corporation and Archetype, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
         10.12 1997 Stock Plan (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

         11       COMPUTATION OF EARNINGS PER SHARE
         *11.1    Computation of Earnings Per Share
         21       SUBSIDIARIES OF REGISTRANT
         *21.1    Subsidiaries of the Company
         27       FINANCIAL DATA SCHEDULE
         *27.1    Financial Data Schedule


# Pursuant to Rule 406 under the Securities Act, the Company requested confidential treatment as to certain provisions.
* Filed herewith.

(b) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on this 31st day of March, 1998.

                                           BITSTREAM INC.

                                           By: /s/ Charles Ying
                                               ---------------------------
                                               Charles Ying
                                               Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             SIGNATURE                                TITLE                              DATE
             ---------                                -----                              ----

/s/ Charles Ying                      Chairman of the Board, Director and           March 31, 1998
-------------------------------       Chief Executive Officer (Principal
Charles Ying                          Executive Officer)

/s/ Wendy Darland                     Vice President, Finance and                   March 31, 1998
-------------------------------       Administration, Chief Financial
Wendy Darland                         Officer, Treasurer and Assistant
                                      Secretary (Principal Financial
                                      Officer and Principal Accounting
                                      Officer)

/s/ Amos Kaminski                     Director                                      March 31, 1998
-------------------------------
Amos Kaminski

/s/ David G. Lubrano                  Director                                      March 31, 1998
-------------------------------
David G. Lubrano

/s/ George B. Beitzel                 Director                                      March 31, 1998
-------------------------------
George B. Beitzel

                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE

CONSOLIDATED FINANCIAL STATEMENTS OF BITSTREAM INC. AND SUBSIDIARIES

Report of Independent Public Accountants................................     F-2

Consolidated Balance Sheets as of December 31,1997
  and December 31, 1996.................................................     F-3

Consolidated Statements of Operations for the Years Ended
  December 31, 1997 and 1996, Three Months Ended December 31, 1995
  and for the Year Ended September 30, 1995.............................     F-4

Consolidated Statements of Stockholders' Equity (Deficit) ..............     F-5

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1997 and 1996, Three Months Ended December 31, 1995
   and for the Year Ended September 30, 1995............................     F-6

Notes to Consolidated Financial Statements..............................     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Bitstream Inc.:

     We have audited the accompanying consolidated balance sheets of Bitstream Inc. (a Delaware corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and December 31, 1996, for the three-month period ended December 31, 1995 and for the year ended September 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bitstream Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997 and December 31, 1996, for the three-month period ended December 31, 1995 and for the year ended September 30, 1995, in conformity with generally accepted accounting principles.


                                                     /s/ Arthur Andersen LLP
                                                     -------------------------
                                                     Arthur Andersen LLP

Boston, Massachusetts
March 2, 1998

(Except for the matters
discussed in Note 17
for which the date is
March 13, 1998).

                         BITSTREAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,
                                                                           ------------------------------
                                                                              1997               1996
                                                                              ----               ----
                                                    ASSETS
Current assets:
  Cash and cash equivalents ........................................       $ 6,364,000       $11,718,000
  Accounts receivable, net of allowance for doubtful accounts ......         3,694,000         1,552,000
  Current portion of long-term accounts receivable and extended
    plan accounts receivable, net of allowance for doubtful accounts         1,855,000         1,667,000
  Deferred income taxes ............................................           868,000           868,000
  Other current assets .............................................           684,000           434,000
                                                                           -----------       -----------
       Total current assets ........................................        13,465,000        16,239,000
                                                                           -----------       -----------

Property and equipment, net ........................................         1,399,000           924,000
                                                                           -----------       -----------

Other assets

  Long-term accounts receivable, net of current portion ............            39,000           123,000
  Goodwill, net of amortization ....................................         1,948,000                --
  Other assets .....................................................           158,000           191,000

                                                                             2,145,000           314,000
                                                                           -----------       -----------

       Total assets ................................................       $17,009,000       $17,477,000
                                                                           ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Current maturities of capital lease obligations................            28,000            36,000
     Accounts payable...............................................           753,000           513,000
     Accrued expenses...............................................         3,472,000         1,470,000
                                                                           -----------       -----------
          Total current liabilities.................................         4,253,000         2,019,000
                                                                           -----------       -----------

   Capital lease obligations, less current maturities...............            54,000            79,000
                                                                           -----------       -----------
   Other long-term liabilities......................................            19,000            20,000
                                                                           -----------       -----------


   Stockholders' equity
     Common stock...................................................            65,000            59,000
     Additional paid-in capital.....................................        29,940,000        26,637,000
     Accumulated deficit............................................       (17,283,000)      (11,293,000)
     Cumulative translation adjustment..............................           (39,000)          (44,000)
                                                                           -----------       -----------
        Total stockholders' equity..................................        12,683,000        15,359,000
                                                                           -----------       -----------

          Total liabilities and stockholders' equity................       $17,009,000       $17,477,000
                                                                           ===========       ===========


 The accompanying notes are an integral part of these consolidated financial statements.

                         BITSTREAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                THREE MONTHS     YEAR
                                                                                                    ENDED        ENDED
                                                                  YEAR ENDED DECEMBER 31,        DECEMBER 31, SEPTEMBER 30,
                                                                    1997          1996              1995         1995
                                                                -----------   -----------        ----------   -----------
      Revenues ..........................................       $13,102,000   $10,551,000        $2,355,000   $ 8,970,000
      Cost of revenues..................................          1,518,000     1,858,000           411,000     1,579,000
                                                                -----------   -----------        ----------   -----------
         Gross profit...................................         11,584,000     8,693,000         1,944,000     7,391,000
      Operating expenses:
         Marketing and selling..........................          6,621,000     4,386,000           978,000     3,264,000
         Research and development.......................          2,826,000     1,512,000           331,000     1,071,000
         General and administrative.....................          2,104,000     1,533,000           385,000     1,261,000
         Acquired in-process research and development...          4,930,000            --                              --
         Severance and other nonrecurring compensation..          1,371,000            --                --            --
                                                                -----------   -----------        ----------   -----------
             Total operating expenses...................         17,852,000     7,431,000         1,694,000     5,596,000
      Operating income (loss)...........................         (6,268,000)    1,262,000           250,000     1,795,000
      Other income (expense), net.......................            510,000       (19,000)           17,000        11,000
                                                                -----------   -----------        ----------   -----------
         Income (Loss) before provision for
         (benefit from) income taxes...................          (5,758,000)    1,243,000           267,000     1,806,000
      Provision for (benefit from) income taxes........             232,000       (94,000)         (471,000)      118,000
                                                                -----------   -----------        -----------  -----------
             Net income (loss).........................         $(5,990,000)  $ 1,337,000        $  738,000   $ 1,688,000
                                                                ===========   ===========        ==========   ===========

      Basic net income (loss) per share................         $     (0.95)  $      1.07        $     2.36   $      1.11
                                                                ===========   ===========        ==========   ===========

      Weighted average shares outstanding..............           6,303,216     1,248,118           312,677     1,518,138
                                                                ===========   ===========        ==========   ===========

      Diluted net income (loss) per share..............         $     (0.95)  $      0.25        $     0.16   $      0.31
                                                                ===========   ===========        ==========   ===========
      Weighted average common shares outstanding and
         dilutive common share equivalents.............           6,303,216     5,404,351         4,729,976     5,008,850
                                                                ===========   ===========        ==========   ===========





 The accompanying notes are an integral part of these consolidated financial statements.

                         BITSTREAM INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                        CONVERTIBLE
                                     PREFERRED STOCK           COMMON STOCK
                                    -----------------      --------------------   ADDITIONAL                   CUMULATIVE
                                    NUMBER       $.01       NUMBER       $.01       PAID-IN     ACCUMULATED    TRANSLATION
                                   OF SHARES   PAR VALUE   OF SHARES  PAR VALUE     CAPITAL       DEFICIT      ADJUSTMENT
                                   ---------   ---------   ---------  ---------     -------       -------      ----------
 BALANCE,
 SEPTEMBER 30, 1994 .......        3,052,647    $31,000    1,759,230   $18,000    $12,277,000   $(15,056,000)  $(50,000)
 Accretion of Series H and
   Series I mandatorily
   redeemable convertible
   preferred stock to
   redemption value .......              --         --           --        --        (133,000)           --         --
 Net adjustment to reflect
   the recapitalization of
   the Company ............          121,090      1,000   (1,446,553)  (15,000)     2,305,000             --         --
 Net income ...............               --         --           --        --             --      1,688,000         --
                                  ----------    -------   ----------   -------    -----------    -----------    -------
BALANCE,
SEPTEMBER 30, 1995 ........        3,173,737     32,000      312,677     3,000     14,449,000    (13,368,000)   (50,000)
 Cumulative translation
   adjustment .............              --         --           --        --             --             --       2,000
 Net income ...............              --         --           --        --             --         738,000         --
                                  ----------    -------   ----------   -------    -----------    -----------    -------
BALANCE,
DECEMBER 31, 1995 .........        3,173,737     32,000      312,677     3,000     14,449,000    (12,630,000)   (48,000)
 Exercise of stock options
   and warrants ...........               --         --        6,833        --          5,000              --        --
 Cumulative translation
   adjustment .............               --         --           --        --             --              --     4,000
 Conversion of convertible
   preferred stock into common
   stock ...................      (3,173,737)   (32,000)   3,173,737    32,000             --              --        --
 Sale of 2,415,000 shares of
   common stock in initial
   public offering, net of
   issuance costs of
   $1,269,000 ..............              --         --    2,415,000    24,000     12,183,000            --          --
 Net income ................              --         --           --        --             --     1,337,000          --
                                  ----------    -------   ----------   -------    -----------   -----------      -------
BALANCE,
DECEMBER 31, 1996 ..........              --         --    5,908,247    59,000     26,637,000   (11,293,000)    (44,000)
                                  ----------    -------   ----------  --------   ------------  ------------     ---------
 Exercise of stock options
   and warrants ............              --         --      137,895     1,000        124,000            --          --
 Issuance of Class A common
  stock upon merger ........              --         --      510,322     5,000      1,602,000            --          --
 IPO related expenses ......              --         --           --        --        (68,000)           --          --
 Issuance of options
   upon merger .............              --         --           --        --      1,400,000            --          --
 Options issued for
    severance ..............              --         --           --        --        245,000            --          --
 Cumulative translation
     adjustment ............              --         --           --        --             --            --       5,000
 Net loss ..................              --         --           --        --             --    (5,990,000)         --
                                  ----------    -------   ----------  --------   ------------  ------------   ---------
BALANCE,
DECEMBER 31, 1997 ..........              --    $    --    6,556,464  $ 65,000   $  29,940,00  $(17,283,000)   $(39,000)
                                  ==========    =======   ==========  ========   ============  ============    ========


                                                                 Total
                                                             Shareholders'
                                   Treasury        Notes         Equity
                                     Stock      Receivable      (Defict)
                                   --------     ----------   ------------
BALANCE,
 SEPTEMBER 30, 1994 ........       $(247,000)   $(14,000)    $(3,041,000)
 Accretion of Series H and
   Series I mandatorily
   redeemable convertible
   preferred stock to
   redemption value ........              --          --        (133,000)
 Net adjustment to reflect
   the recapitalization of
   the Company .............         247,000      14,000       2,552,000
 Net income ................              --          --       1,688,000
                                   ---------     -------     -----------
BALANCE,
SEPTEMBER 30, 1995 .........              --          --       1,066,000
 Cumulative translation
   adjustment ..............              --          --           2,000
 Net income ................              --          --         738,000
                                   ---------     -------     -----------
BALANCE,
DECEMBER 31, 1995 ..........              --          --       1,806,000
 Exercise of stock options
   and warrants ............              --          --           5,000
 Cumulative translation
   adjustment ..............              --          --           4,000
 Conversion of convertible
   preferred stock into common
   stock ...................              --          --              --
 Sale of 2,415,000 shares of
   common stock in initial
   public offering, net of
   issuance costs of
   $1,269,000 ..............              --           --     12,207,000
 Net income ................                                   1,337,000
                                   ---------     --------    -----------
 BALANCE,
 DECEMBER 31, 1996 .........              --           --     15,359,000
                                   ---------     --------    -----------
  Exercise of stock options
    and warrants ...........              --           --        125,000
  Issuance of Class A common
   stock upon merger .......              --           --      1,607,000
  IPO related expenses .....              --           --        (68,000)
  Issuance of options
    upon merger ............              --           --      1,400,000
  Options issued for
    severance ..............              --           --        245,000
  Cumulative translation
    adjustment .............              --           --          5,000
  Net loss .................              --           --     (5,990,000)
                                   ---------     --------    -----------
BALANCE,
DECEMBER 31, 1997 ..........      $       --       $   --    $12,683,000
                                  ==========       ======    ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                         BITSTREAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 THREE MONTHS
                                                                                                    ENDED             YEAR ENDED
                                                            YEARS ENDED DECEMBER 31,             DECEMBER 31,       SEPTEMBER  30,
                                                            1997                 1996                1995                1995
                                                        -------------        ------------        ------------        ------------
Cash Flows from Operating Activities:
   Net income (loss) .............................       $ (5,990,000)       $  1,337,000        $    738,000        $  1,688,000
   Adjustments to reconcile net income to net cash
   provided  by (used in) operating activities--
   Depreciation and amortization .................            831,000             292,000              36,000             214,000
   Acquired in-process research and development ..          4,930,000                  --                  --                  --
   Deferred income tax benefit ...................                 --            (268,000)           (600,000)                 --
   Net loss (gain) on disposal of property and
    equipment, net ...............................              1,000              (7,000)            (22,000)            (14,000)
   Issuance of common stock for services rendered                  --                  --                  --             108,000
   Options issued for severance ..................            245,000                  --                  --                  --
   Changes in assets and liabilities --
     Accounts receivable .........................         (1,676,000)            294,000            (613,000)           (754,000)
     Long-term and extended plan accounts
         receivable ..............................           (253,000)         (1,026,000)            205,000              96,000
     Other current assets ........................            (37,000)           (240,000)            (34,000)             24,000
     Accounts payable ............................                 --              47,000            (333,000)           (453,000)
     Accrued expenses ............................          1,472,000              58,000             319,000            (661,000)
                                                         ------------        ------------        ------------        ------------
     Net cash provided by (used in) operating
       activities.................................           (477,000)            487,000            (304,000)            248,000
                                                         ------------        ------------        ------------        ------------
Cash Flows from Investing Activities:
   Purchase of property and equipment ............           (747,000)           (679,000)           (140,000)           (197,000)
   Acquisition of businesses, net of cash
     acquired ....................................         (4,141,000)                 --                  --                  --
   Proceeds from sale of property and equipment ..                 --                  --              24,000              60,000
   Decrease in other assets ......................             (5,000)           (187,000)              1,000                  --
                                                         ------------        ------------        ------------        ------------
   Net cash used in investing activities .........         (4,893,000)           (866,000)           (115,000)           (137,000)
                                                         ------------        ------------        ------------        ------------
Cash Flows from Financing Activities:
   Proceeds from long-term debt and capital lease
      obligations ................................                 --             324,000             300,000                  --
   Proceeds from line of credit ..................                 --             100,000                  --                  --
   Payments on line of credit ....................                 --            (400,000)                 --                  --
   Proceeds from debt to stockholders ............                 --             600,000                  --                  --
   Payments on debt to stockholders ..............                 --            (600,000)                 --                  --
   Payments on long-term debt and capital lease
     obligations .................................            (39,000)           (527,000)            (26,000)           (244,000)
   Change in other long-term liabilities .........             (1,000)             (2,000)             12,000               2,000
   Payments on IPO offering expenses .............            (68,000)                 --                  --                  --
   Proceeds from sale of common stock ............                 --          12,207,000                  --                  --
   Proceeds from the exercise of stock options and
     warrants ....................................            124,000               5,000                  --                  --
                                                         ------------        ------------        ------------        ------------
     Net cash provided by (used in) financing
      activities .................................             16,000          11,707,000             286,000            (242,000)
                                                         ------------        ------------        ------------        ------------
Net Increase (Decrease) in Cash and Cash
Equivalents ......................................         (5,354,000)         11,328,000            (133,000)           (131,000)
Cash and Cash Equivalents, beginning of period ...         11,718,000             390,000             523,000             654,000
                                                         ------------        ------------        ------------        ------------
Cash and Cash Equivalents, end of period .........       $  6,364,000        $ 11,718,000        $    390,000        $    523,000
                                                         ============        ============        ============        ============

Supplemental Disclosure of Cash Flow Information:
   Cash paid for interest ........................       $      8,000        $     29,000        $      6,000        $     16,000
                                                         ============        ============        ============        ============
   Cash paid for income taxes ....................       $         --        $     41,000        $     93,000        $      5,000
                                                         ============        ============        ============        ============
Supplemental Schedule for Non-Cash Investing
   and Financing Activities:

   Assumed liabilities from Archetype
     acquisition .................................       $  1,094,000        $         --        $         --        $         --
                                                         ============        ============        ============        ============
   Shares and options issued in Archetype
     acquisition .................................            510,000                  --                  --                  --
                                                         ============        ============        ============        ============
   Warrants and options issued in Archetype
     acquisition .................................            605,000                  --                  --                  --
                                                         ============        ============        ============        ============




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

     The Company primarily licenses its products and technologies to original equipment manufacturers ("OEMs"), and independent software vendors ("ISVs") for inclusion in their output devices, embedded systems, applications, Internet authoring tools, World Wide Web browsers and other products. The Company generally enters into a license with such customers and charges a combination of licensing fees and royalty payments. In addition, the Company sells custom and other type products and application products directly and indirectly to end users such as graphic artists, publishers, advertising agencies and corporations.

     In fiscal year 1993, the Company decided to curtail product distribution through the computer software reseller channel and to concentrate the efforts of the Company on the development and sale of technology and products to OEM and ISV customers. In conjunction with this shift in strategic focus, the Company reorganized its operations, changed its senior management and restructured the Company's type design group. During November 1994, the Company consummated a plan of recapitalization (see Note 12(a)).

     The Company is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services.

     The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes. The preparation of the accompanying consolidated financial statements required the use of certain estimates by management in determining the Company's assets, liabilities, revenues and expenses. Actual results may differ from these estimates.

(a) Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Bitstream World Trade, Inc. (a Delaware corporation), a holding company for Bitstream, B.V. (a Dutch corporation); Bitstream S.A.R.L. (a French corporation); Bitstream B.V. France (a French corporation); Mainstream Software Solutions Ltd. (an English corporation) and Archetype, Inc. (a Delaware corporation). All material intercompany transactions and balances have been eliminated in consolidation.

(b) Revenue Recognition

     Through September 30, 1997, the Company recognized revenue in accordance with the provisions of Statement of Position 91-1 (SOP 91-1), Software Revenue Recognition. The Company adopted Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, effective October 1, 1997. The adoption of SOP 97-2 did not have a material effect on the results of the Company's operations or financial position. The Company generates revenue from licensing the rights to include its software products in the products and software of OEMs and ISVs as well as the licensing of its software products to end users through direct and indirect sales channels. Certain OEM and ISV customers irrevocably contract to pay a minimum royalty amount over a defined period in exchange for the right to sublicense a certain number of the Company's software products over a specified period. Other OEMs and ISVs elect to pay royalties on a pay-as-you-go basis based on the sublicensing of the Company's software products to end users.

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

(d) Cash and Cash Equivalents

    As of December 31, 1997, cash and cash equivalents consisted of approximately $1.14 million of bank deposits, approximately $302,000 of money market instruments and approximately $4.9 million of commercial paper. The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and records such investments at cost.

(e) Property and Equipment, Net

    Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment, net, consists of the following:


                                                           December 31,
                                                  ------------------------------
                                                      1997              1996
                                                  ----------         ----------

     Equipment and computer software............  $ 2,738,000        $2,283,000
     Equipment and computer software under
        capital lease...........................      423,000           433,000
     Furniture and fixtures.....................      255,000           235,000
     Leasehold improvements.....................      755,000           505,000
                                                  -----------        ----------
                                                    4,171,000         3,456,000

     Less -- Accumulated depreciation
        and amortization .....................      2,772,000         2,532,000
                                                  -----------        ----------
                                                  $ 1,399,000        $  924,000
                                                  ===========        ==========

    Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets principally as follows:


            Asset Classification                      Estimated Useful Life
     ------------------------------------------       ---------------------
     Equipment and computer software...........             3 Years
     Equipment and computer software under
       capital lease...........................             Life of lease
     Furniture and fixtures....................             5 Years
     Leasehold improvements....................             Life of lease

(f) Financial Instruments

    The estimated fair value of the Company's financial instruments, which include cash equivalents, accounts receivable and long-term debt, approximates their carrying value. The accounts receivable balances in the accompanying consolidated financial statements are presented net of the following allowances for doubtful accounts and sales returns:


                                                      December 31,
                                              ---------------------------
                                                 1997             1996
                                              ----------       ----------
Accounts receivable ...................       ($245,000)       ($217,000)
Current portion of long-term accounts
  receivable and extended plan accounts
  receivable ..........................        (207,000)         (60,000)
                                              ---------        ---------
                                              ($452,000)       ($277,000)
                                              =========        =========

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

    For the years ended December 31, 1996 and 1997, no single customer accounted for 10% or greater of the Company's revenues, respectively.

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

(k) Goodwill, Net

    Goodwill is stated at cost, less accumulated amortization, and consists of the following:


                                                           December 31,
                                                   --------------------------
                                                      1997            1996
                                                   ----------      ----------
Goodwill - Acquisition of Mainstream Software
  Solutions Ltd. .............................     $  450,000       $      --
Goodwill - Acquisition of Archetype, Inc. ....      1,832,000              --
                                                   ----------       ---------
                                                    2,282,000              --

Less-- Accumulated amortization ..............        334,000              --
                                                    ---------       ---------
                                                   $1,948,000       $      --
                                                   ==========       =========

    Goodwill is amortized on a straight-line basis over the estimated useful life of 5 years.

(l)  Impairment of Long-Lived Assets

    The Company periodically assesses the realizability of its long-lived assets in accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. Based on this review, the Company does not believe any material impairment of its long-lived assets has occurred.

(2) FISCAL YEAR CHANGE

    Effective December 31, 1995, the Company changed its financial reporting year-end from September 30 to December 31. The condensed consolidated statements of operations for the three months ended December 31, 1994 and 1995 are presented in the following table for comparative purposes:


                                                          Three Months Ended
                                                             December 31,
                                                     --------------------------
                                                        1995           1994
                                                     ----------     -----------
                                                                    (UNAUDITED)
    Revenues...................................      $2,355,000      $2,276,000
    Gross profit...............................       1,944,000       2,003,000
    Operating expenses.........................       1,694,000       1,261,000
                                                     ----------       ---------
    Income before provision for (benefit from)
       income taxes............................         267,000         740,000
                                                     ----------       ---------
    Income tax provision (benefit).............        (471,000)         17,000
                                                     ----------       ---------
              Net income.......................      $  738,000       $ 723,000
                                                     ==========       =========


(3)  RECENTLY ISSUED ACCOUNTING STANDARDS

    In July 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements, in order to measure all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income, as defined by SFAS No. 130, is the total of net income and all other non-owner changes in equity. Under SFAS No. 130, companies would include the cumulative total of comprehensive income as a separate component of its stockholders' equity statement. This statement is effective for fiscal years beginning after December 15, 1997, and is applicable on both an interim and annual basis.

     In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. Reportable segments, as defined by this statement, correspond to the way management organizes units and evaluates performance internally, and may be based upon products, geography, legal entity, management structure or a combination of these methods. SFAS No. 131 is effective for years beginning after December 15, 1997.

     The Company believes that the adoption of the recently issued accounting standards will not have a material impact on its financial results or financial position.

(4)  NET INCOME (LOSS) PER SHARE

       In 1997, the Company adopted SFAS No. 128, Earnings Per Share, effective December 15, 1997. SFAS No. 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 and S.E.C. Staff Accounting Bulletin (SAB) No. 98 retroactively to all periods presented. Diluted net loss per share for the year ended December 31, 1997 is the same as basic net loss per share as the inclusion of the potential common stock equivalents would be antidilutive.

       The following is a reconciliation of shares outstanding for basic and diluted earnings per share:

                                                                                                 THREE
                                                                   YEAR           YEAR          MONTHS          YEAR
                                                                   ENDED          ENDED          ENDED          ENDED
                                                                DECEMBER 31,   DECEMBER 31,   DECEMBER 31,  SEPTEMBER 30,
                                                                   1997            1996          1995           1995
                                                                -----------    -----------    -----------    ----------
    Shares outstanding for basic earnings (loss) per share:
        Weighted average shares outstanding..................   6,303,216      1,248,118        312,677       1,518,138
                                                                ---------      ---------      ---------       ---------
    Shares outstanding for diluted earnings per share:
        Weighted average shares outstanding..................   6,303,216      1,248,118        312,677       1,518,138
        Dilutive effect of options issued to employees.......          --      1,197,039        987,253         987,253
        Dilutive effect of warrants issued to employees......          --        327,822        256,309         256,309
    Shares issuable upon conversion of preferred stock.......          --      2,631,372      3,173,737       2,247,150
                                                                ---------      ---------      ---------       ---------
                                                                6,303,216      5,404,351      4,729,976       5,008,850
                                                                ---------      ---------      ---------       ---------

    Options and warrants excluded as they are antidilutive...   2,847,227         95,998        174,156         153,158
                                                                ---------      ---------      ---------       ---------


    Calculations of basic and diluted net income (loss) per common share are as follows:

                                                                                                      THREE
                                                                  YEAR                YEAR            MONTHS            YEAR
                                                                  ENDED               ENDED           ENDED             ENDED
                                                               DECEMBER 31,        DECEMBER 31,    DECEMBER 31,      SEPTEMBER 30,
                                                                  1997                 1996            1995             1995
                                                              -----------          -----------     -----------       ------------

    Net income (loss)....................................    ($5,990,000)         $1,337,000         $738,000         $1,688,000

    Accretion of preferred stock discount................             --                  --               --           (133,000)
                                                             -----------          ----------         --------         ----------
    Net income (loss) applicable to common
       shareholders......................................    ($5,990,000)         $1,337,000         $738,000         $1,555,000
                                                             -----------          ----------         --------         ----------
    Basic net income (loss) per common share.............          (0.95)               1.07             2.36               1.11
                                                             -----------          ----------         --------         ----------
    Diluted net income (loss) per common share...........          (0.95)               0.25             0.16               0.31
                                                             -----------          ----------         --------         ----------



(5) ACQUISITIONS

     MAINSTREAM ACQUISITION

     In January 1997, the Company purchased substantially all of the assets of Mainstream Software Solutions Ltd., a corporation organized under the laws of England primarily engaged in the business of marketing, selling, distributing and supporting the Company's type products in the United Kingdom, for approximately $505,000. As a result, the Company directly distributes its own products in the United Kingdom. The acquisition was accounted for as a purchase and resulted in approximately $450,000 of goodwill.

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

    In connection with the Merger, Archetype stockholders received an aggregate of approximately $1.3 million in cash and 510,000 shares of the Company's Class A Common Stock in exchange for their shares of Archetype capital stock. In addition, the Company satisfied approximately $1.8 million of obligations and indebtedness owed by Archetype, and issued options and warrants (the "Options") to purchase approximately 605,000 shares of the Company's Class A Common Stock, in order to induce the former Archetype employees and other persons receiving such Options to become employees of, or perform certain services for, the Company and/or to replace certain outstanding options and warrants issued by Archetype. Of these options, 405,000 have an exercise price of $.90 per share and were issued under the Company's 1996 Stock Plan and the remaining 200,000 have an exercise price of $3.94 per share and were issued under the Company's 1997 Stock Plan.

     The Merger was accounted for as a purchase, and accordingly, the initial purchase price and acquisition costs aggregating approximately $7.5 million has been allocated to the assets acquired as described below. The aggregate purchase price of $7,454,000 consisted of the following:


            DESCRIPTION                                       AMOUNT
            -----------                                       ------
            Common stock and stock options.........      $ 2,904,000
            Cash paid to shareholders and for the
                retirement of certain obligations..        3,056,000
            Assumed liabilities....................        1,094,000
            Acquisition costs......................          400,000
                                                         -----------
            Total purchase price...................      $ 7,454,000
                                                         ===========

    The purchase price allocations represent the fair values of assets acquired determined by an independent appraisal. The appraisal incorporated established valuation procedures and techniques in determining the fair value of each asset. The purchase price has been allocated as follows:


            DESCRIPTION                                       AMOUNT
            -----------                                       ------
            Current assets.......................        $   431,000
            Property, plant and equipment........            207,000
            Other assets.........................             54,000
            In-process research and development..          4,930,000
            Other acquired intangible assets.....          1,832,000
                                                         -----------
            Total assets acquired................        $ 7,454,000
                                                         ===========


     The amount allocated to in-process research and development related to projects that had not yet reached technological feasibility and that, until completion of the development, had no alternative future use. These projects will require substantial high risk development and testing by the Company prior to reaching technological feasibility. Accordingly, the Company charged the purchase price to operations in the year ended December 31, 1997.

    Based on the unaudited data, the following table presents selected financial information for Bitstream and Archetype on a pro forma basis, assuming the companies had been combined since the beginning of 1996.


                                              YEAR ENDED        YEAR ENDED
                                             DECEMBER 31,      DECEMBER 31,
                                                 1997              1996
                                           --------------     -------------

REVENUES................................   $  14,164,000      $ 13,552,000
  Net Income (loss).....................      (1,703,000)          915,000
  Basic Net Income (loss) per share.....   $       (0.26)     $       0.52


    The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made on January 1, 1996. The pro forma amounts exclude the $4,930,000 write-off of in-process research and development.

(6) SEVERANCE AND OTHER NON-RECURRING EXPENSES

    Operating expenses for the twelve months ended December 31, 1997 reflect $1.4 million for severance and other non-recurring compensation expenses incurred in connection with the acquisition of Archetype and certain severance arrangements between the Company and certain executives.

(7) INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying consolidated statements of operations is as follows:


                                                                                            THREE MONTHS
                                                                                               ENDED            YEAR ENDED
                                                            YEAR ENDED DECEMBER 31,          DECEMBER 31,     SEPTEMBER 30,
                                                            1997               1996             1995               1995
                                                        -----------         ---------         ---------        ----------
Computed expected federal tax
   provision (benefit) ...........................      $(1,958,000)        $ 422,000         $  91,000        $  614,000
State income taxes, net of federal benefit .......         (345,000)           75,000            29,000           112,000
State and foreign net operating loss carryforwards               --           (13,000)          (23,000)         (102,000)
Foreign losses not benefited .....................          195,000             4,000            71,000            19,000
Foreign withholding taxes ........................          190,000           109,000            92,000           108,000
Nondeductible write off of in-process R & D and
other ............................................        2,052,000                --                --                --
Nondeductible goodwill amoritization..............           98,000                --                --                --
Domestic net operating loss carryforwards ........               --          (423,000)         (131,000)         (633,000)
Change in valuation allowance ....................               --          (268,000)         (600,000)               --
                                                        -----------         ---------         ---------        -----------
                                                        $   232,000         $ (94,000)        $(471,000)       $  118,000
                                                        ===========         =========         =========        ==========


    The following is a summary of the provision for (benefit from) income taxes.


                                                                                            THREE MONTHS
                                                                                                ENDED        YEAR ENDED
                                                             YEAR ENDED DECEMBER 31,         DECEMBER 31,    SEPTEMBER 30,
                                                              1997            1996               1995             1995
                                                          ----------       ----------        -----------       ----------
                                     Federal --
                                       Current........... $   36,000       $   40,000        $    31,000       $    8,000
                                       Deferred..........         --         (228,000)          (510,000)              --
                                                          ----------       ----------        -----------       ----------
                                                              36,000         (188,000)          (479,000)           8,000
                                                          ----------       ----------        -----------       ----------
                                     State --
                                       Current...........      6,000           25,000              6,000            2,000
                                       Deferred..........         --          (40,000)           (90,000)              --
                                                          ----------       ----------        -----------       ----------
                                                               6,000          (15,000)           (84,000)           2,000
                                                          ----------       ----------        -----------       ----------
                                     Foreign --
                                       Current...........    190,000          109,000             92,000          108,000
                                       Deferred..........         --               --                 --               --
                                                          ----------       ----------        -----------       ----------
                                                             190,000          109,000             92,000          108,000
                                                          ----------       ----------        -----------       ----------
                                                          $  232,000       $  (94,000)       $  (471,000)      $  118,000
                                                          ==========       ==========        ===========       ==========



    The significant items comprising the deferred tax asset are as follows:


                                                       DECEMBER 31,
                                                  1997             1996
                                              -----------       -----------
Assets --
  Net operating loss carryforwards......      $ 3,869,000       $ 3,374,000
  Tax credit carryforwards................      2,340,000         2,244,000
  Other temporary differences..............     1,065,000           471,000
                                              -----------       -----------
          Gross deferred tax asset........      7,274,000         6,089,000
  Valuation allowance...................       (6,406,000)       (5,221,000)
                                              -----------       -----------
          Net deferred tax asset........      $   868,000       $   868,000
                                              ===========       ===========

    At December 31, 1997, the Company has available federal and state net operating loss carryforwards for income tax purposes and federal and state tax credit carryforwards to reduce future federal income taxes, if any. The table below includes $2,540,000 of NOLs established by Archetype prior to its acquisition by the Company. Utilization of the Archetype NOLs is subject to certain annual limitations in accordance with certain tax laws and regulations. These net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and expire as follows:


                                      DECEMBER 31,
                                 CREDIT        NOLs
                               ----------    -----------
                1998                2,000             --
                1999                4,000             --
                2000               40,000             --
                2001               96,000         20,000
                2002              192,000        256,000
                2003              250,000        174,000
                2004              265,000        183,000
                2005              101,000             --
                2006              366,000        599,000
                2007              113,000        488,000
                2008              311,000      6,783,000
                2009              187,000      1,129,000
                2010              151,000             --
                2011              153,000             --
                2012              109,000             --
                               ----------    -----------
                               $2,340,000    $ 9,632,000
                               ==========    ===========


     The Tax Reform Act of 1986 (the Reform Act) limits the amount of net operating loss and credit carryforwards which companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company has assessed its status with respect to these ownership changes which have occurred over the last three years, as well as the change of ownership interests with the initial public offering and the acquisition of Archetype, Inc., and believes that its ability to utilize its existing net operating loss and credit carryforwards will not be materially affected as a result of these changes in ownership interests.

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

(8) ACCRUED EXPENSES

    Accrued expenses consist of the following:


                                                   DECEMBER 31,
                                               1997           1996
                                            ----------     ----------
     Accrued royalties....................  $  737,000     $  535,000
     Payroll and other compensation.......     790,000        326,000
     Deferred Revenue.....................     216,000         83,000
     Other................................   1,729,000        526,000
                                            ----------     ----------
                                            $3,472,000     $1,470,000
                                            ==========     ==========

Reclassifications have been made in prior year amounts to conform with the current year's presentation.

(9) DEBT

(a) Line of Credit

    On August 29, 1997, the Company amended its July 14, 1995 working capital line-of-credit agreement maturing on July 15, 1998 with a bank to provide for borrowings up to $2,000,000 based on a percentage of qualified accounts receivable, as defined. This line bears interest at various per annum rates between the prime rate (8.5% as of December 31, 1997) plus 1% to 2%, as defined. As a component of this agreement, the Company can obtain up to $250,000 in letters of credit. Substantially all of the Company's assets are collateralized under this agreement. No balance was outstanding under this line as of December 31, 1997. Prior to the August 29, 1997 amendment, the working capital line-of-credit agreement, which was previously amended on March 18, 1996, provided for borrowings up to $1,000,000 based on a percentage of qualified accounts receivable.

(b) Capital Leases

    The Company leases certain equipment under capital leases expiring through fiscal 2000. These capital lease payments are due in equal monthly installments and bear interest at rates ranging from 9% to 14.25%. Future minimum lease payments under the capital lease obligations as of December 31, 1997 are as follows:


                                 Year                       Amount
                ---------------------------------------    -------
                1998 ..................................    $31,000
                1999 ..................................     31,000
                2000 ..................................     31,000
                                                           -------
                      Total minimum lease payments ....     93,000
                Less -- Amount representing interest ..     11,000
                                                           -------
                        Capital lease obligations .....     82,000
                Less -- Current portion ...............     28,000
                                                           -------
                                                           $54,000
                                                           =======


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

(10) OPERATING LEASES

    The Company conducts its operations in leased facilities and is obligated to pay monthly rent plus real estate taxes and certain operating expenses through October, 2003. Rent expense charged to operations for the year ended September 30, 1995, the three months ended December 31, 1995 and the years ended December 31, 1996 and 1997 was approximately $244,000, $54,000,

$270,000, and $545,000.

    On July 1, 1997, in accordance with the terms and conditions of a Sixth Amendment to Lease dated June 6, 1996, the Company extended its option on 17,174 square feet to October 1, 1998, and obtained additional space of 10,324 square feet of space through October 1, 2003 in its Cambridge, Massachusetts facility to permit for the relocation of the Archetype application group from Archetype's previous location in Burlington, Massachusetts.

The future minimum annual rent commitment as of December 31, 1997 under the Company's leased facilities is as follows:


                         Year                     Amount
                         ----                   ---------
                         1998                 $  417,000
                         1999                    216,000
                         2000                    217,000
                         2001                    217,000
                         2002                    217,000
                         2003                    162,000
                                              ----------
                                              $1,446,000
                                              ==========

(11) CONTINGENT LIABILITIES

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

    On December 10, 1997, in consideration of a payment of $560,000 by the Company's insurance carrier, of which the Company contributed $56,000, the Museum formally released all claims it had against the Company in such lawsuit. The case was dismissed with prejudice by the Company and the Museum on December 30, 1997.

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

    The Company is self-insured for health costs to its employees up to an annual aggregate amount of approximately $240,000, of which the Company has fully reserved for as of December 31, 1997, after which the Company's insurance carrier pays for all additional claims.

(12) STOCKHOLDERS' EQUITY

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

    On October 30, 1996, upon the effective date of an underwritten public offering of common stock all shares of Class A and B Preferred Stock were automatically converted into an equal number of shares of Class A Common Stock and Class B Common Stock, respectively. The number of common shares issued upon conversion was as follows:

                                           OUTSTANDING    AS CONVERTED
                                           -----------    ------------
Class A Common ...............                288,646      3,071,221
Class B Common ...............                 30,864        422,026
Class A Preferred ............              2,782,575             --
Class B Preferred ............                391,162             --


(b)  Convertible Preferred Stock

    All of the outstanding shares of Class A Preferred Stock and Class B Preferred Stock were converted into the same number of shares of Class A Common Stock and Class B Common Stock, respectively, on October 30, 1996, the effective date of the IPO (see Note 12(d)).

    Convertible preferred stock consisted of the following:


                                                                                                 THREE MONTHS
                                                                                YEAR ENDED          ENDED        YEAR ENDED
                                                                               DECEMBER 31,       DECEMBER 31,  SEPTEMBER 30,
                                                                             1997        1996        1995           1995
                                                                            ------      ------   -------------  ------------
     Convertible preferred stock, Class A, $.01 par value --
       Authorized -- 2,792,580 shares at September 30, 1995, and
       December 31, 1995 and no shares at December 31, 1996 and
       December 31, 1997 ..............................................     $   --      $   --      $    --        $    --
       Issued and outstanding -- 2,782,575 shares in 1995
          and no shares in 1996 and 1997...............................         --          --       28,000         28,000
     Convertible preferred stock, Class B, $.01 par value --
        Authorized -- 391,162 shares at September 30, 1995 and
        December 31, 1995 and no shares at December 31, 1996 and
        December 31, 1997 .............................................         --          --           --             --

        Issued and outstanding -- 391,162 shares in 1995
          and no shares in 1996 and 1997...............................         --          --        4,000          4,000
                                                                            ------      ------      -------        -------
                                                                            $   --      $   --      $32,000        $32,000
                                                                            ======      ======      =======        =======

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


                                                                          COMMON STOCK
                                                        -----------------------------------------------
                                                                CLASS A                  CLASS B
                                                        -----------------------------------------------
                                                          NUMBER       $.01        NUMBER       $.01
                                                        OF SHARES    PAR VALUE    OF SHARES   PAR VALUE
                                                        ---------    ---------    ---------   ---------

September 30, 1995 and December 31, 1995...........       281,813     $ 3,000      30,864     $    --
   Initial public offering.........................     2,415,000      24,000          --          --
   Conversion of convertible preferred stock.......     2,782,575      28,000     391,162       4,000
   Exercise of stock options and warrants..........         6,833          --          --          --
                                                        ---------     -------     -------     -------
December 31, 1996..................................     5,486,221     $55,000     422,026     $ 4,000
                                                        ---------     -------     -------     -------
   Exercise of stock options and warrants..........       137,895       1,000          --          --
   Issuance for acquisition of Archetype...........       510,322       5,000
   Conversion of Class B to Class A Common Stock...       422,026       4,000    (422,026)     (4,000)
                                                        ---------     -------    --------     -------
 December 31, 1997 ................................     6,556,464     $65,000          --     $    --
                                                        ---------     -------    --------     -------



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

     On March 10, 1997, the Board of Directors adopted the 1997 Stock Plan under which the Company is authorized to grant warrants, incentive stock options and nonqualified stock options to purchase shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 1997 Stock Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. As of December 31, 1997, 704,500 options had been granted under the 1997 Stock Plan. A total of 1,000,000 shares of Class A Common Stock has been reserved for issuance under the 1997 Stock Plan.

    On May 1, 1996, the Board of Directors adopted the 1996 Stock Plan under which the Company is authorized to grant incentive stock options and nonqualified stock options to purchase shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 1996 Stock Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. As of December 31, 1997, 458,264 options had been granted under the 1996 Stock Plan. A total of 666,667 shares of Class A Common Stock has been reserved for issuance under the 1996 Stock Plan.

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

    As of December 31, 1997, the Company had available for issuance, stock options to purchase 377,515 shares of Class A Common Stock pursuant to the 1994 Stock Plan.

    On December 7, 1992, the Company adopted the 1993 Nonqualified Stock Option Plan (the 1993 Plan). Options outstanding under the 1993 Plan as of December 31, 1997 are exercisable immediately, expire no later than 10 years from the date of grant and were granted at no less than the fair market value on the date of grant, as determined by the Board of Directors. Since the date of the recapitalization, the Company has not granted, and does not intend to grant, any additional options under the 1993 Plan.

    Information concerning activity under these plans is as follows:


                                                                 NUMBER
                                                                OF SHARES       OPTION PRICE
                                                              ------------      ------------
Outstanding September 30, 1994 .......................          522,033                  .75
 Decrease for adjusted options .......................         (300,845)          .75 - 5.63
 Increase for adjusted options .......................           20,043        11.25 - 84.38
 Canceled ............................................         (221,188)                 .75
 Granted .............................................        1,425,811           .90 - 1.50
                                                              ---------        -------------
Outstanding, September 30, 1995 ......................        1,445,854          .90 - 84.38
  Canceled ...........................................           (7,627)                1.50
  Granted ............................................           21,000                 3.00
                                                              ---------        -------------

Outstanding, December 31, 1995 .......................        1,459,227          .90 - 84.38
  Exercised ..........................................           (1,333)                 .90
  Canceled ...........................................           (5,341)        1.50 - 84.38
  Granted ............................................           21,266                 3.00
                                                              ---------        -------------

Outstanding, December 31, 1996 .......................        1,473,819           .90 -84.38
  Exercised ..........................................         (137,895)          .90 - 1.50
  Canceled ...........................................         (248,070)          .90 - 4.94
  Granted ............................................        1,162,764           .90 - 4.94
                                                              ---------        -------------

Outstanding, December 31, 1997 .......................        2,250,618           .90 -84.38

Exercisable, December 31, 1997 .......................        1,261,037           .90 -84.38

Weighted average exercise price of all options .......                                  2.23
Weighted average exercise price of options
 exercisable .........................................                                  2.08


 (f) Warrants

    All unexercised warrants issued prior to the recapitalization remained outstanding, subject to their initial vesting and expiration terms. Shares purchasable upon the exercise of these warrants have been adjusted to reflect the effect of the recapitalization. No warrants were exercised during the year ended December 31, 1997. Additionally in 1997, the Company issued new warrants under the 1994 Plan for the purchase of 150,000 shares of Class A Common Stock at $ .90 - $4.94 per share, which vest in annual increments over a three year period, to several members of the Company's management team and Board of Directors and an affiliate to the Board of Directors. The Company will recognize compensation expense associated with the warrants over the three year period. As of December 31, 1997, warrants to purchase the following classes of stock remained outstanding.


                                 NUMBER OF        NUMBER OF
                                  SHARES          WARRANTS
      STOCK CLASS              PURCHASABLE       EXERCISABLE     EXERCISE PRICE
  --------------------         -----------       -----------     ---------------
  Class A Common Stock           583,571           433,571        $.90 -  111.15
  Class B Common Stock            13,038            13,038        $ 22.50


(g) Stock-Based Compensation -- Pro Forma Disclosure

The Company accounts for its stock-based compensation plans for employees under APB Opinion No. 25, Accounting for Stock Issued to Employees. In October 1995, The Financial Accounting Standards Board issued SFAS No. 123, Accounting for Stock-Based Compensation, which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 establishes a fair-value based method of accounting for stock-based compensation plans. The Company has adopted the disclosure-only alternative for grants to employees, which requires disclosure of the pro forma effects on earnings and earnings per share as if SFAS No. 123 had been adopted for employee grants, as well as certain other information.

The Company has computed the pro forma disclosures required under SFAS No. 123 for all 1995, 1996, and 1997 stock options granted to employees as of December 31, 1997 using the Black Scholes option pricing model prescribed by SFAS No. 123.

Assumptions used and the weighted average information are as follows:


                                      YEAR ENDED          YEAR ENDED          THREE MONTHS ENDED     YEAR ENDED
                                     DECEMBER 31,        DECEMBER 31,             DECEMBER 31,      SEPTEMBER 30,
                                        1997                1996                    1995                1995
                                     ------------        ------------         -------------------   --------------
Risk-free interest rates........     6.21%-6.71%         5.72%-5.82%             5.70%-6.18%          6.71%-7.91%
Expected dividend yield.........              --                  --                      --                   --
Expected lives..................        10 years            10 years            3 - 10 years         5 - 10 years
Expected volatility.............             95%                 61%                     61%                  61%

The total value of the options granted to employees during the year ended September 30, 1995, three months ended December 31, 1995, and years ended December 31, 1996 and 1997 was computed as $1,284,000, $59,000, $48,000 and
$1,826,000, respectively. Of these amounts, $1,133,000, $68,000, $84,000 and
$587,000 would be charged to operations for the years ended September 30, 1995, three months ended December 31,1995, and years ended December 31, 1996 and 1997, respectively. The remaining amount of $1,344,000 would be amortized over the remaining vesting periods.

The effect of applying SFAS No 123 would be as follows:


                                                      YEAR ENDED         YEAR ENDED         THREE MONTHS ENDED       YEAR ENDED
                                                  DECEMBER 31, 1997    DECEMBER 31, 1996    DECEMBER 31, 1995     SEPTEMBER 30, 1995
                                                  -----------------    -----------------    -----------------     ------------------
        Pro Forma Net Income (Loss) ..........       ($6,576,000)         $1,251,000             $670,000             $555,000
        Pro Forma Diluted Net Income (Loss)
          per Share...........................            ($1.04)              $0.25                $0.17                $0.16
        Pro Forma Basic Net Income (Loss) per
        Share.................................            ($1.04)              $1.74                $2.14                $0.47

(13) EMPLOYEE BENEFIT PLAN

    The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company may, but is not obligated to, match a portion of the employee's contribution up to a defined maximum. The Company contributed $121,000, $32,000, $6,000 and $26,000 for the years ended December 31, 1997 and 1996, the three-month period ended December 31, 1995 and the year ended September 30, 1995, respectively.

(14) RELATED PARTY TRANSACTIONS

    An employee of a company which is an affiliate of a member of the Company's Board of Directors (the "Affiliate") rendered financial advisory services to the Company on an as-needed basis. As compensation for the services rendered, the Company paid the Affiliate a monthly fee and reimbursed the Affiliate for reasonable expenses incurred by the Affiliate and/or the employee in connection with the performance of services to the Company. From January 1, 1996 through April 30, 1996, the Company paid the affiliate $10,000 per month for such services. From May 1, 1996 to August 30, 1997, the affiliate was an employee of the Company.

Effective August 30, 1997, the employee terminated his employment with the Company.

(15) OTHER INCOME (EXPENSE), NET

    Other income (expense), net, consists of the following:


                                                     THREE
                       YEAR ENDED   YEAR ENDED    MONTHS ENDED    YEAR ENDED
                      DECEMBER 31,  DECEMBER 31,   DECEMBER 31,  SEPTEMBER 30,
                          1997         1996           1995          1995
                     ------------   -----------   ------------   ------------
 Interest income     $    522,000   $   97,000     $   2,000      $  11,000
 Interest expense          (9,000)    (113,000)       (7,000)       (16,000)
 Other..........           (3,000)      (3,000)       22,000         16,000
                     ------------   ----------     ---------      ---------
                     $    510,000   ($  19,000)    $  17,000      $  11,000
                     ============   ==========     =========      ==========

(16) GEOGRAPHICAL INFORMATION

    The Company's export sales from the United States to customers in foreign countries are as follows:


                                                 THREE
             YEAR ENDED        YEAR ENDED     MONTHS ENDED      YEAR ENDED
            DECEMBER 31,      DECEMBER 31,     DECEMBER,31,    SEPTEMBER 30,
               1997              1996             1995             1995
             ----------       ----------       ----------      -----------
Europe       $1,942,000       $2,599,000       $  775,000       $2,407,000
Japan         2,336,000          911,000          548,000        1,177,000
Canada        1,184,000        1,188,000           28,000          894,000
Other           317,000          192,000            7,000           73,000
             ----------       ----------       ----------       ----------
             $5,779,000       $4,890,000       $1,358,000       $4,551,000
             ==========       ==========       ==========       ===========

(17) SUBSEQUENT EVENTS

       On March 13, 1998, the Company made a $500,000 equity investment in DiamondSoft, Inc., a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. This equity investment involved the purchase of 250,000 shares of DiamondSoft's Series A Convertible Preferred Stock at a price of $2.00 per share. In addition, pursuant to a letter agreement with DiamondSoft dated March 17, 1998, the Company will market DiamondSoft's FontReserve software to hardware and software developers and DiamondSoft will license the Company's Font Navigator software to retailers and corporate users.