Form 10-Q
period 1998-03-31
BITSTREAM INC
filed 1998-05-14
CIK 818813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________


                         COMMISSION FILE NUMBER: 0-21541


                                 BITSTREAM INC.
                                 --------------
             (Exact name of registrant as specified in its charter)


              DELAWARE                                 04-2744890
              --------                                 ----------
     (State or other jurisdiction          (I.R.S. Employer Identification No.)
   of incorporation or organization)


              215 FIRST STREET
          CAMBRIDGE, MASSACHUSETTS                        02142
          ------------------------                        -----
   (Address of principal executive offices)            (Zip Code)


                                 (617) 497-6222
                                 --------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
--------------------------------------------------------------------------------
      (Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On May 11, 1998 there were 6,657,384 shares of Class A Common Stock, par value $0.01 per share, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.

                                      INDEX


                                                                          PAGE
                                                                        NUMBERS
                                                                        -------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1998
             (UNAUDITED) AND DECEMBER 31, 1997.............................   3

         CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
             MONTHS ENDED MARCH 31, 1998 (UNAUDITED) AND
             1997 (UNAUDITED)..............................................   4

         CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
             MONTHS ENDED MARCH 31, 1998 (UNAUDITED) AND
             1997 (UNAUDITED) ............................................    5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS................................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS..........................   10

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS................................................   13

ITEM 2.  CHANGES IN SECURITIES............................................   13

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................   14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............   14

ITEM 5.  OTHER INFORMATION................................................   14

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.................................   14

               SIGNATURES.................................................   14

                         PART I -- FINANCIAL STATEMENTS


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


                         BITSTREAM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,         DECEMBER 31,
                                                                  1998              1997
                                                              ------------       ------------
                                                               (UNAUDITED)
                                ASSETS

Current assets:
   Cash and cash equivalents ...............................  $  5,334,000       $  6,364,000
   Accounts receivable, net ................................     3,562,000          3,694,000
   Current portion of long-term accounts receivable, net ...     1,321,000          1,855,000
   Deferred income tax asset ...............................       868,000            868,000
   Other current assets ....................................       726,000            684,000
                                                              ------------       ------------
       Total current assets ................................    11,811,000         13,465,000
                                                              ------------       ------------

Property and equipment, net ................................     1,392,000          1,399,000
                                                              ------------       ------------
Other assets:
   Long-term accounts receivable, net of current portion ...        26,000             39,000
   Goodwill, net ...........................................     1,833,000          1,948,000
   Investment in DiamondSoft ...............................       500,000               --
   Other assets ............................................       197,000            158,000
                                                              ------------       ------------
        Total other assets .................................     2,556,000          2,145,000
                                                              ------------       ------------

Total Assets ...............................................  $ 15,759,000       $ 17,009,000
                                                              ============       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Capital lease obligations ...............................  $     27,000       $     28,000
   Accounts payable ........................................       666,000            753,000
   Accrued expenses ........................................     3,156,000          3,472,000
                                                              ------------       ------------
       Total current liabilities ...........................     3,849,000          4,253,000
                                                              ------------       ------------

Long-term liabilities:
   Capital lease obligations, net of current portion .......        46,000             54,000
                                                              ------------       ------------
   Other long-term liabilities .............................         7,000             19,000
                                                              ------------       ------------
       Total long term liabilities .........................        53,000             73,000
                                                              ------------       ------------

Stockholders' equity:
   Common stock ............................................        67,000             65,000
   Additional paid-in capital ..............................    30,208,000         29,940,000
   Accumulated deficit .....................................   (18,379,000)       (17,283,000)
   Cumulative translation adjustments ......................       (39,000)           (39,000)
                                                              ------------       ------------
       Total stockholders' equity ..........................    11,857,000         12,683,000
                                                              ------------       ------------

Total Liabilities and Stockholders' Equity .................  $ 15,759,000       $ 17,009,000
                                                              ============       ============









  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                        ----------------------------
                                                           1998              1997
                                                        -----------       ----------

Revenues .............................................  $ 2,841,000       $2,522,000
Cost of revenues .....................................      175,000          289,000
                                                        -----------       ----------

       Gross profit ..................................    2,666,000        2,233,000
                                                        -----------       ----------

OPERATING EXPENSES:
   Selling and marketing .............................    1,777,000        1,216,000
   Research and development ..........................    1,050,000          509,000
   General and administrative ........................      577,000          425,000
   Severance and other non-recurring charges .........      440,000             --
                                                        -----------       ----------

       Total operating expenses ......................    3,844,000        2,150,000
                                                        -----------       ----------

       Operating income (loss) .......................   (1,178,000)          83,000
                                                        -----------       ----------

Other income, net ....................................      106,000          172,000
                                                        -----------       ----------

   Income (loss) before provision for income taxes ...   (1,072,000)         255,000
                                                        -----------       ----------

Provision for income taxes ...........................       24,000           23,000
                                                        -----------       ----------

       Net income (loss) .............................  $(1,096,000)      $  232,000
                                                        ===========       ==========


Basic net income (loss) per share ....................  $     (0.17)      $     0.04
                                                        ===========       ==========

Basic weighted average shares outstanding ............    6,346,909        5,918,718
                                                        ===========       ==========

Diluted net income (loss) per share ..................  $     (0.17)      $     0.03
                                                        ===========       ==========

Weighted average common shares outstanding and
   dilutive potential common shares ..................    6,346,909        7,400,564
                                                        ===========       ==========






  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                 ------------------------------
                                                                    1998              1997
                                                                 -----------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ............................................ $(1,096,000)      $    232,000
  Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Depreciation and amortization .............................     282,000             99,000
     Compensation on grant of stock options ....................     152,000                 --
     Changes in current assets and liabilities:
       Accounts receivable .....................................     132,000           (428,000)
       Long-term accounts receivable ...........................     547,000            (70,000)
       Other current assets ....................................     (41,000)           295,000
       Accounts payable ........................................     (86,000)          (100,000)
       Accrued expenses ........................................    (316,000)            83,000
                                                                 -----------       ------------
       Net cash provided by (used in) operating activities .....    (426,000)           111,000
                                                                 -----------       ------------


CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..........................    (162,000)           (47,000)
  Acquisition of businesses ....................................          --           (505,000)
  Investment in DiamondSoft, Inc. ..............................    (500,000)                --
  Change in other assets .......................................     (38,000)           (70,000)
  Change in other long-term liabilities ........................          --            (13,000)
                                                                 -----------       ------------
       Net cash used in investing activities ...................    (700,000)          (635,000)
                                                                 -----------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations ........................      (9,000)           (16,000)
  Payments on IPO offering expenses ............................          --            (89,000)
  Change in other long term liabilities ........................     (12,000)                --
  Proceeds from the exercise of stock options and warrants .....     117,000             20,000
                                                                 -----------       ------------
        Net cash provided by (used in) financing activities ....      96,000            (85,000)
                                                                 -----------       ------------
Net decrease in cash and cash equivalents ......................  (1,030,000)          (609,000)
Cash and cash equivalents, beginning of period .................   6,364,000         11,718,000
                                                                 -----------       ------------
Cash and cash equivalents, end of period ....................... $ 5,334,000       $ 11,109,000
                                                                 -----------       ------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

  Cash paid for interest ....................................... $     1,000       $      3,000
                                                                 ===========       ============

  Cash paid for income taxes ................................... $     1,000       $     23,000
                                                                 ===========       ============
















THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

(1) BASIS OF PRESENTATION

    The consolidated financial statements of Bitstream Inc. (the "Company") presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 1997 has been derived from the Company's audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 1997 included in the Company's Report on Form 10-K which was filed by the Company with the SEC on March 31, 1998.

    The balance sheet as of March 31, 1998, the statements of operations for the three months ended March 31, 1998 and 1997, the statements of cash flows for the three months ended March 31, 1998 and 1997, and the notes to each thereof are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries for these interim periods.

    The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for any future interim period or for the year ending December 31, 1998.

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Bitstream World Trade, Inc. (a Delaware corporation), a holding company for Bitstream, BV (a Dutch corporation); Bitstream S.A.R.L. (a French corporation); Bitstream BV France (a French corporation); Mainstream Software Solutions (an English corporation) and Archetype, Inc. (a Delaware corporation). All material intercompany transactions and balances have been eliminated in consolidation.

(2) NET INCOME (LOSS) PER SHARE

    The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. SFAS No. 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 and SEC Staff Accounting Bulletin (SAB) No. 98 retroactively to all periods presented. Diluted net loss per share for the three months ended March 31, 1998 is the same as basic net loss per share as the inclusion of the potential common stock equivalents would be antidilutive.

The following is a reconciliation of shares outstanding for basic and diluted earnings per share:

                                                                         THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                 ---------------------------
                                                                   1998              1997
                                                                 ---------         ---------
    Shares outstanding for basic income (loss) per share:
        Weighted average shares outstanding...................   6,346,909         5,918,718
                                                                 ---------         ---------
    Shares outstanding for diluted income (loss) per share:
        Weighted average shares outstanding...................   6,346,909         5,918,718
        Dilutive effect of options issued to employees........          --         1,157,857
        Dilutive effect of warrants issued to employees.......          --           323,989
                                                                 ---------         ---------
                                                                 6,346,909         7,400,564
                                                                 =========         =========

    Options and warrants excluded as they are antidilutive....   2,822,063            95,998
                                                                 =========         =========


(3) CONCENTRATION OF CREDIT RISK

    The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

    For the three months ended March 31, 1998, one customer represented 15% of revenues. For the three months ended March 31, 1997, two customers represented 15% and 12% of revenues, respectively.

(4) COMPREHENSIVE INCOME (LOSS)

    The Company adopted Financial Accounting Standards Board (FASB) SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The components of the Company's comprehensive income are as follows:

                                                                         THREE MONTHS
                                                                        ENDED MARCH 31,
                                                                   ------------------------
                                                                      1998           1997
                                                                   -----------     --------

Net income (loss)...........................................       $(1,096,000)    $232,000
Cumulative translation adjustment, net of tax...............           (39,000)     (23,000)
                                                                   -----------     --------
Total comprehensive income (loss)...........................       $(1,135,000)    $209,000
                                                                   ===========     ========


(5) RECENTLY ISSUED ACCOUNTING STANDARDS

     In July 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. Reportable segments, as defined by this statement, correspond to the way management organizes units and evaluates performance internally, and may be based upon products, geography, legal entity, management structure or a combination of these methods. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and interim period reporting is not required until interim periods beginning after December 15, 1998. The Company believes that the adoption of SFAS No. 131 will not have a material impact on its financial results or financial position.

     Effective October 1, 1997, the Company adopted Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition. The adoption of SOP 97-2 did not have a material effect on the Company's results of operations or financial position.


(6) ACQUISITIONS

     MAINSTREAM SOFTWARE SOLUTIONS, LTD.

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

     ARCHETYPE, INC.

     In April 1997, the Company acquired Archetype, Inc. ("Archetype"), a Delaware corporation primarily engaged in the business of developing and marketing server-based information management computer software for the graphic arts industry, pursuant to an Agreement and Plan of Merger, dated March 27, 1997 among the Company, Archetype, and Archetype Acquisition Corporation, a newly organized wholly owned subsidiary of the Company. Archetype's products include: MediaBank(TM), a digital asset management product that allows for the cataloging, archiving, and management of electronic images, text and documents; InterSep(TM) OPI and InterSep Output Manager, advanced open prepress interface and print management products for raster image processors and servers; and NuDoc(TM), an advanced document composition technology.

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

     The Merger was accounted for as a purchase, and accordingly, the initial purchase price and acquisition costs aggregating approximately $7.5 million has been allocated to the assets acquired as described below. The aggregate purchase price of $7,454,000 consisted of the following:

            DESCRIPTION                                    AMOUNT
            -----------                                  ----------

            Common stock and stock options.........      $2,904,000
            Cash paid to shareholders and for the
                retirement of certain obligations..       3,056,000
            Assumed liabilities....................       1,094,000
            Acquisition costs......................         400,000
                                                         ----------
            Total purchase price...................      $7,454,000
                                                         ==========

     The purchase price allocations represent the fair values of assets acquired determined by an independent appraisal. The appraisal incorporated established valuation procedures and techniques in determining the fair value of each asset.
The purchase price has been allocated as follows:

            DESCRIPTION                                    AMOUNT
            -----------                                  ----------

            Current assets.......................        $  431,000
            Property, plant and equipment........           207,000
            Other assets.........................            54,000
            In-process research and development..         4,930,000
            Other acquired intangible assets.....         1,832,000
                                                         ----------
            Total assets acquired................        $7,454,000
                                                         ==========


     The amount allocated to in-process research and development related to projects that had not yet reached technological feasibility and that, until completion of the development, had no alternative future use. These projects will require substantial high risk development and testing by the Company prior to reaching technological feasibility. Accordingly, the Company charged the purchase price related to in-process research and development to operations in the year ended December 31, 1997.

Based on the unaudited data, the following table presents selected financial information for Bitstream and Archetype on a pro forma basis for the three months ended March 31, 1997, assuming the companies had been combined since the beginning of 1997.

                                                                THREE MONTHS
                                                               ENDED MARCH 31,
                                                                     1997
                                                               --------------
Revenues..................................................       $3,280,000
                                                                 ----------
Net income................................................           61,000
                                                                 ----------
Basic and diluted net income per share....................       $     0.01
                                                                 ==========

     The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made on January 1, 1997.

(7)  INVESTMENTS

     On March 13, 1998, the Company made a $500,000 equity investment in DiamondSoft, Inc. ("DiamondSoft"), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. This equity investment involved the purchase of 250,000 shares of DiamondSoft's Series A Convertible Preferred Stock at a price of $2.00 per share representing a 25% ownership interest. In addition, pursuant to a letter agreement with DiamondSoft dated March 17, 1998, the Company will market DiamondSoft's FontReserve software to hardware and software developers and DiamondSoft will license the Company's Font Navigator software to retailers and corporate users. The results of operations from the date of the investment through March 31, 1998 were not material.

(8)  SEVERANCE AND OTHER NON-RECURRING CHARGES

     Included in operating expenses for the three months ended March 31, 1998 are $440,000 of severance and other non-recurring compensation expenses incurred in connection with certain severance arrangements between the Company and certain former employees and high-level executives.

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

RESULTS OF OPERATIONS

     REVENUES. Total revenues for the three months ended March 31, 1998 increased by $320,000 or 12.7%, to approximately $2.84 million, as compared to approximately $2.52 million for the three months ended March 31, 1997. The net increase is due to additional revenues from the inclusion of Archetype revenues for the three months ended March 31, 1998 offset by a decrease in revenues due to weaker than expected demand in OEM channels for the Company's traditional type products and slower than anticipated growth in emerging markets for the Company's type and technology products. Revenues from OEM and ISV customers for the three months ended March 31, 1998 increased by $60,000, or 2.7%, to approximately $2.28 million from approximately $2.22 million for the three months ended March 31, 1997. Revenues from end users and distributors for the three months ended March 31, 1998 increased by $257,000, or 84.5%, to approximately $561,000 from approximately $302,000 for the three months ended March 31, 1997 reflecting the inclusion of Archetype revenues for the three months ended March 31, 1998.

     GROSS PROFIT. Gross profit for the three months ended March 31, 1998 increased by $440,000, or 19.7%, to approximately $2.67 million compared to approximately $2.23 million for the three months ended March 31, 1997. Gross profit as a percentage of revenues for the three months ended March 31, 1998 increased to 94.0% compared to 88.5% for the three months ended March 31, 1997. The increase in gross profit and gross profit as a percentage of revenues reflects the decrease in the cost of third party royalties for the mix of products sold during the three months ended March 31, 1998. Gross profit and gross profit as a percentage of revenues in the future may be affected by a variety of factors including third party licensing fees and royalties, pricing of the Company's products and changes in the product mix of the Company's revenues.

     SELLING AND MARKETING. Selling and marketing expenses for the three months ended March 31, 1998 increased by $560,000, or 45.9%, to approximately $1.78 million compared to approximately $1.22 million for the three months ended March 31, 1997. Selling and marketing expenses as a percentage of revenues for the three months ended March 31, 1998 increased to 62.5% compared to 48.2% for the three months ended March 31, 1997. This increase primarily reflects the inclusion of Archetype operations.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended March 31, 1998 increased by $541,000, or 106.3%, to approximately $1.05 million compared to $509,000 for the three months ended March 31, 1997. Research and development expenses as a percentage of revenues for the three months ended March 31, 1998 increased to 36.9% compared to 20.2% for the three months ended March 31, 1997, reflecting the addition of personnel to support expanded development of the Company's enabling technologies, as well as the addition of Archetype research and development expenses. Research and development expenses consist primarily of personnel costs and fees paid for outside software development and consulting fees. The Company expects to continue to invest in research and development expenditures in future periods to support development of current and future products and technologies.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended March 31, 1998 increased by $152,000, or 35.8%, to $577,000 compared to $425,000 for the three months ended March 31, 1997 primarily due to goodwill amortization related to the April, 1997 acquisition of Archetype, Inc. As a percentage of revenues, general and administrative expenses represented 20.3% for the three months ended March 31, 1998 compared to 16.9% for the three months ended March 31, 1997.

     Operating expenses for the three months ended March 31, 1998 include $440,000 for severance and other non-recurring compensation expenses.

     The Company recorded a tax provision consisting of foreign tax liabilities, relating to sales to customers in Japan, for the three months ended March 31, 1998 and March 31, 1997 of $24,000 and $23,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations primarily through the public sale of equity securities and cash flow from operations.

    The Company's operating activities used cash of approximately $426,000 for the three months ended March 31, 1998 and provided cash of approximately $111,000 for the three months ended March 31, 1997. The cash used during the three months ended March 31, 1998 was primarily due to the operating loss offset by non-cash charges.

    The Company's investing activities used cash of approximately $700,000 for the three months ended March 31, 1998 as compared to $635,000 for the three months ended March 31, 1997. Investing activities for the three months ended March 31, 1998 consist primarily of a $500,000 equity investment in Diamondsoft, Inc., a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets.

    The Company's financing activities provided cash of $96,000 for the three months ended March 31, 1998 and used cash of $85,000 for the three months ended March 31, 1997. The cash provided in the three months ended March 31, 1998 was primarily due to proceeds from the exercise of stock options.

    The Company has a $2 million unsecured working capital line of credit from a commercial lender. This line of credit bears interest at the bank's base lending rate, and will expire in August 1998. There were no borrowings outstanding under this line of credit at March 31, 1998.

    The Company believes it's current cash balances and the availability of its working capital line of credit will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing in the future. If the Company were required to obtain additional financing in the future, there can be no assurance that sources of capital will be available on terms favorable to the Company, if at all.

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


PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    Not applicable.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    (a) There were no unregistered securities sold by the Company during the three months ending March 31, 1998.

    (b) Use of Proceeds

    As of March 31, 1998, the net proceeds of the Company's initial public offering (IPO) of its Class A Common Stock pursuant to its Registration Statement on Form S-1, Commission File No. 333-11519, declared effective October 30, 1996, have been used as follows: (i) approximately $200,000 for the buildout of Bitstream's leased facilities in Cambridge, Massachusetts to accommodate the additional personnel that joined the Company as a result of the acquisition of Archetype; (ii) approximately $4,141,000 for the acquisition of Mainstream Software Solutions, Ltd. and Archetype, Inc.;
    (iii) approximately $1,500,000 for the repayment of indebtedness, of which approximately $548,000 was paid to officers, directors and 10% stockholders of the Company and approximately $762,000 of which was paid to third parties; (iv) approximately $404,000 for royalty payments to others; (v) $500,000 for the investment in DiamondSoft, Inc.; and (vi) approximately $450,000 for the purchase and installation of equipment. The remaining of the net proceeds from the IPO are invested in short-term, interest-bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27.1   Financial Data Schedule For Three Months Ending March 31, 1998
        27.2 Amended Financial Data Schedule for Three Months Ending March 31, 1997

    (b) Reports on Form 8-K

        Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 BITSTREAM INC.
                                                 -----------------------------
                                                 (Registrant)




      SIGNATURE                      TITLE                             DATE
      ---------                      -----                             ----


/s/ WENDY DARLAND          Vice President, Finance and             May 14, 1998
-----------------------    Administration, Chief Financial
Wendy Darland              Officer, Treasurer and Assistant
                           Secretary (Principal Financial Officer
                           and Principal Accounting Officer)