Form 10-Q
period 1998-06-30
BITSTREAM INC
filed 1998-08-14
CIK 818813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                      For the quarterly period ended June 30, 1998

                                           or

                  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from __________ to ___________

                         COMMISSION FILE NUMBER: 0-21541

                                 BITSTREAM INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      04-2744890
   --------------------------------------------               ----------------
  (State or other jurisdiction of incorporation               (I.R.S. Employer
              or organization)                               Identification No.)


                    215 FIRST STREET
                CAMBRIDGE, MASSACHUSETTS                             02142
        ----------------------------------------                  ----------
        (Address of principal executive offices)                  (Zip Code)



                                 (617) 497-6222
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
 ----------------------------------------------------------------------------
    (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   On August 10, 1998 there were 6,721,072 shares of Class A Common Stock, par value $0.01 per share, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.


                                          INDEX

                                                                                   PAGE
                                                                                 NUMBERS
                                                                                 -------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

        CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1998 (UNAUDITED) AND
            DECEMBER 31, 1997 (AUDITED).........................................    3

        CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
            AND SIX MONTHS ENDED JUNE 30, 1998 (UNAUDITED) AND 1997 (UNAUDITED).    4

        CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
            JUNE 30, 1998 (UNAUDITED) AND 1997 (UNAUDITED) .....................    5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS......................................    6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS...................................................   10

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.......................................................   14

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS...............................   14

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.........................................   14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS......................   14

ITEM 5. OTHER INFORMATION.......................................................   15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K........................................   15

               SIGNATURES.......................................................   16


                         PART I -- FINANCIAL STATEMENTS

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BITSTREAM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                                                      JUNE 30,      DECEMBER 31,
                                                                        1998           1997
                                                                   -------------  ---------------
                                                                    (UNAUDITED)     (AUDITED)
                        ASSETS
Current assets
   Cash and cash equivalents                                       $  5,843,000   $  6,364,000
   Accounts receivable, net of allowance for doubtful                 3,114,000      3,694,000
     accounts
   Current portion of long-term accounts receivable
     and extended plan accounts receivable, net of
allowance for doubtful accounts                                        769,000       1,855,000
   Deferred income taxes                                               868,000         868,000
   Other current assets                                                446,000         684,000
                                                                   -----------    ------------
       Total current assets                                         11,040,000      13,465,000
                                                                   -----------    ------------
Property and equipment, net                                          1,299,000       1,399,000
                                                                   -----------    ------------
Other assets

   Long-term accounts receivable, net of current portion                49,000          39,000
   Goodwill, net of amortization                                     1,719,000       1,948,000
   Investment in DiamondSoft, Inc.                                     450,000              --
   Other assets                                                        186,000         158,000
                                                                   -----------    ------------
        Total other assets                                           2,404,000       2,145,000
                                                                   ------------   ------------
        Total assets                                               $14,743,000    $ 17,009,000
                                                                   ===========    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Current maturities of capital lease obligations                 $    27,000    $     28,000
   Accounts payable                                                    713,000         753,000
   Accrued expenses                                                  3,569,000       3,472,000
                                                                   -----------    ------------
       Total current liabilities                                     4,309,000       4,253,000
                                                                   ------------   ------------
Capital lease obligations, less current maturities                      42,000          54,000
                                                                   ------------   ------------
Other long-term liabilities                                              1,000          19,000
                                                                   ------------   ------------
       Total long-term liabilities                                      43,000          73,000
                                                                   ------------   ------------
Stockholders' equity
   Common stock                                                         67,000          65,000
   Additional paid-in capital                                       30,402,000      29,940,000
   Accumulated deficit                                             (20,039,000)    (17,283,000)
Cumulative translation adjustment                                      (39,000)        (39,000)
                                                                   -----------    ------------
       Total stockholders' equity                                   10,391,000      12,683,000
                                                                   -----------    ------------
       Total liabilities and stockholders' equity                  $14,743,000    $ 17,009,000
                                                                   ===========    ============



            THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.


                                        BITSTREAM INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                THREE MONTHS ENDED               SIX MONTHS ENDED
                                                     JUNE 30,                        JUNE 30,
                                          -------------------------------  ---------------------------
                                               1998             1997            1998          1997
                                          --------------   --------------  -------------- ------------
   Revenues                                 $ 3,304,000      $ 3,163,000     $ 6,145,000    $ 5,685,000
   Cost of revenues                             691,000          485,000         884,000        774,000
                                            -----------      -----------     -----------    -----------

       Gross Profit                           2,613,000        2,678,000       5,261,000      4,911,000
                                            -----------      -----------     -----------    -----------

OPERATING EXPENSES:
   Selling and marketing                      1,980,000        1,603,000       3,871,000      2,819,000
   Research and development                   1,304,000          649,000       2,625,000      1,157,000
   General and administrative                   437,000          564,000         613,000        989,000
   Acquired in-process
     research and development                        --        4,930,000       4,930,000             --
   Severance and other
     non-recurring compensation                 520,000        1,371,000         960,000      1,371,000
                                            -----------      -----------     -----------    -----------

       Total operating expenses               4,241,000        9,117,000       8,069,000     11,266,000
                                            -----------      -----------     -----------    -----------

       Loss from operations                  (1,628,000)      (6,439,000)     (2,808,000)    (6,355,000)
                                            -----------      -----------     -----------    -----------
OTHER INCOME (EXPENSE):
   Equity in loss of investment
     in DiamondSoft, Inc.                      (50,000)              --        (50,000)             --
   Other income, net                            64,000          171,000         170,000        342,000
                                            -----------      -----------     -----------    -----------

       Total other income                        14,000          171,000         120,000        342,000
                                            -----------      -----------     -----------    -----------

       Loss before provision for income      (1,614,000)      (6,268,000)     (2,688,000)    (6,013,000)
         taxes                              -----------      -----------     -----------    -----------

       Provision for income taxes                45,000          118,000          69,000        141,000
                                            -----------      -----------     -----------    -----------

       Net loss                             $(1,659,000)     $(6,386,000)    $(2,757,000)   $(6,154,000)
                                            ===========      ===========     ===========    ===========

Basic and diluted net loss                  $     (0.25)     $     (1.02)    $     (0.42)   $     (1.01)
                                            ===========      ===========     ===========    ===========
per share Shares used in computing basic
and diluted net loss  per common share        6,701,002        6,285,567       6,650,360      6,108,613
                                            ===========      ===========     ===========    ===========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                             BITSTREAM INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                              JUNE 30,
                                                                  -----------------------------
                                                                      1998              1997
                                                                  -----------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss ..................................................      (2,757,000)       (6,154,000)
  Adjustments to reconcile net loss to net cash provided
   by operating activities:
     Acquired In-process research and development ...........              --         4,930,000
     Depreciation and amortization ..........................         575,000           201,000
     Compensation on grant of stock options .................         322,000                --
     Equity in loss of DiamondSoft, Inc. ....................          50,000                --
     Changes in current assets and liabilities:
       Accounts receivable ..................................         579,000          (180,000)
       Long-term accounts receivable ........................       1,087,000           104,000
       Other current assets .................................         228,000           278,000
       Accounts payable .....................................         (39,000)         (297,000)
       Accrued expenses .....................................          96,000         1,852,000
                                                                  -----------      ------------
       Net cash provided by operating activities.............         141,000           734,000
                                                                  -----------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment .......................        (246,000)         (130,000)
  Acquisition of businesses .................................              --        (4,141,000)
  Investment in DiamondSoft, Inc. ...........................        (500,000)               --
  Change in other assets ....................................         (27,000)           81,000
  Change in other long term liabilities .....................              --            18,000
                                                                  -----------      ------------
       Net cash used in investing activities ................        (773,000)       (4,172,000)
                                                                  -----------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on capital lease obligations .....................         (13,000)          (23,000)
  Payments on IPO offering expenses .........................              --           (68,000)
  Change in other long term liabilities .....................         (18,000)               --
  Proceeds from the exercise of stock options and warrants ..         142,000            49,000
                                                                  -----------      ------------
        Net cash provided by (used in) financing activities .         111,000           (42,000)
                                                                  -----------      ------------

Net decrease in cash and cash equivalents ...................        (521,000)       (3,480,000)
Cash and cash equivalents, beginning of period ..............       6,364,000        11,718,000
                                                                  -----------      ------------
Cash and cash equivalents, end of period ....................     $ 5,843,000      $  8,238,000
                                                                  -----------      ------------


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ....................................     $     4,000      $      2,000
                                                                  ===========      ============
  Cash paid for income taxes ................................     $        --      $    118,000
                                                                  ===========      ============

IN CONNECTION WITH THE ACQUISITION OF BUSINESSES (SEE NOTE 6)
  THE FOLLOWING NON-CASH TRANSACTIONS OCCURRED:
  Fair value of assets acquired .............................              --      $  7,959,000
  Liabilities assumed .......................................              --          (914,000)

  Issuance of common stock ..................................              --        (1,608,000)
  Issuance of options to purchase common stock ..............              --        (1,296,000)
                                                                  -----------      ------------
  Cash paid for acquisition and acquisition costs ...........              --      $  4,141,000
                                                                  ===========      ============



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED
                             FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

(1) BASIS OF PRESENTATION

   The consolidated financial statements of Bitstream Inc. (the "Company" or "Bitstream") presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 1997 has been derived from the Company's audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 1997 included in the Company's Annual Report on Form 10-K which was filed by the Company with the SEC on March 31, 1998.

   The balance sheet as of June 30, 1998, the statements of operations for the three and six months ended June 30, 1998 and 1997, the statements of cash flows for the six months ended June 30, 1998 and 1997, and the notes to each thereof are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries for these interim periods.

   The results of operations for the three and six months ended June 30, 1998 may not necessarily be indicative of the results to be expected for any future interim period or for the year ending December 31, 1998.

   The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Bitstream World Trade, Inc. (a Delaware corporation), a holding company for Bitstream, BV (a Dutch corporation); Bitstream S.A.R.L. (a French corporation); Bitstream BV France (a French corporation); Mainstream Software Solutions (an English corporation) and Archetype, Inc. (a Delaware corporation). All material intercompany transactions and balances have been eliminated in consolidation.

(2) NET LOSS PER SHARE

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

   Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share for the three and six month periods ended June 30, 1998 are the same as basic net loss per share as the inclusion of the potential common stock equivalents would be antidilutive. Antidilutive securities which consist of options and warrants that are not included in diluted net loss per common share are 2,903,084 for the three and six month periods ended June 30, 1998 and 2,891,127 for the three and six month periods ended June 30, 1997.

(3) CONCENTRATION OF CREDIT RISK

   The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

   For the three months ended June 30, 1998, no customer represented greater than 10% of revenues. For the three months ended June 30, 1997, two customers represented 11.8% and 13.5% of revenues, respectively.

   For the six months ended June 30, 1998 and 1997, no customer represented greater than 10% of revenues.

(4) COMPREHENSIVE LOSS

   The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The components of the Company's comprehensive income are as follows:



                                         THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                           1998           1997           1998           1997
                                        ------------  ------------   ------------   ------------
Net loss...........................     $(1,659,000)  $(6,386,000)   $(2,757,000)   $(6,154,000)
Cumulative translation adjustment,
 net of tax........................         (39,000)      (41,000)       (39,000)       (41,000)
                                        -----------   -----------    -----------    -----------
Total comprehensive loss...........     $(1,698,000)  $(6,427,000)   $(2,796,000)   $(6,195,000)
                                        ===========   ===========    ===========    ===========


(5) RECENTLY ISSUED ACCOUNTING STANDARDS

    In July 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. Reportable segments, as defined by this statement, correspond to the way management organizes units and evaluates performance internally, and may be based upon products, geography, legal entity, management structure or a combination of these methods. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997, and interim period reporting is not required until interim periods beginning after December 15, 1998. The Company believes that the adoption of SFAS No. 131 will not have a material impact on its financial results or financial position.

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

    The Merger was accounted for as a purchase, and accordingly, the initial purchase price and acquisition costs aggregating approximately $7.5 million has been allocated to the assets acquired as described below. The aggregate purchase price of $7,454,000 consisted of the following:


          DESCRIPTION                                     AMOUNT
          -----------                                   ----------
          Common stock and stock options..........      $2,904,000
          Cash paid to shareholders and for the
            retirement of certain obligations.....       3,056,000
          Assumed liabilities.....................       1,094,000
          Acquisition costs.......................         400,000
                                                        ----------
          Total purchase price....................      $7,454,000
                                                        ==========

    The purchase price allocations represent the fair values of assets acquired determined by an independent appraisal. The appraisal incorporated established valuation procedures and techniques in determining the fair value of each asset. The purchase price has been allocated as follows:


          DESCRIPTION                                   AMOUNT
          ------------                                ----------
          Current assets.........................     $  431,000
          Property, plant and equipment..........        207,000
          Other assets...........................         54,000
          In-process research and development....      4,930,000
          Other acquired intangible assets.......      1,832,000
                                                      ----------
          Total assets acquired..................     $7,454,000
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

    Based on the unaudited data, the following table presents selected financial information for Bitstream and Archetype on a pro forma basis for the three and six month periods ended June 30, 1997, assuming the companies had been combined since the beginning of 1997.


                                                 THREE MONTHS     SIX MONTHS
                                                 ENDED JUNE 30,  ENDED JUNE 30,
                                                     1997             1997
                                                 ------------------------------
  Revenues ...................................   $ 3,467,000      $ 6,747,000
                                                 -----------      -----------
  Net loss ...................................    (6,858,000)      (6,797,000)
                                                 -----------      -----------
  Basic and diluted net loss per share........   $     (1.02)     $     (1.03)
                                                 ===========      ===========

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

(8) SEVERANCE AND OTHER NON-RECURRING CHARGES

    Included in operating expenses for the three and six month periods ended June 30, 1998 are $520,000 and $960,000, respectively, of severance and other non-recurring compensation expenses incurred in connection with certain severance arrangements between the Company and certain former employees and executives. Operating expenses for the three and six months ended June 30, 1997 reflect $1.4 million for severance and other non-recurring compensation expenses incurred in connection with the acquisition of Archetype and certain arrangements between the Company and certain former executives.

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

RESULTS OF OPERATIONS

       REVENUES. Total revenues for the three months ended June 30, 1998 increased by $140,000 or 4.4%, to approximately $3.30 million, as compared to approximately $3.16 million for the three months ended June 30, 1997.

       Total revenues for the six months ended June 30, 1998 increased by $460,000 or 8.1%, to approximately $6.15 million, as compared to approximately $5.69 million for the six months ended June 30, 1997.

       The increase in revenues for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997, respectively, is due to additional revenues from the inclusion of Archetype revenues for entire periods ended June 30, 1998 versus inclusion of Archetype revenues from April 28, 1997 in the periods ended June 30, 1997 offset by a decrease in revenues due to a decrease in demand in OEM channels for the Company's traditional type products and slower than anticipated growth in emerging markets for the Company's type and technology products.

       GROSS PROFIT. Gross profit for the three months ended June 30, 1998 decreased by $70,000, or 2.6%, to approximately $2.61 million compared to approximately $2.68 million for the three months ended June 30, 1997. Gross profit as a percentage of revenues for the three months ended June 30, 1998 decreased to 79.1% compared to 84.7% for the three months ended June 30, 1997.

       Gross profit for the six months ended June 30, 1998 increased by $350,000, or 7.1%, to approximately $5.26 million compared to approximately $4.91 million for the six months ended June 30, 1997. Gross profit as a percentage of revenues for the six months ended June 30, 1998 decreased to 85.6% compared to 86.4% for the six months ended June 30, 1997. The decrease in gross profit, as a percentage of revenues, reflects the increase in the cost of third party royalties for the mix of products sold during the three and six months ended June 30, 1998.

       SELLING AND MARKETING. Selling and marketing expenses for the three months ended June 30, 1998 increased by $380,000, or 23.8%, to approximately $1.98 million compared to approximately $1.60 million for the three months ended June 30, 1997. Selling and marketing expenses as a percentage of revenues for the three months ended June 30, 1998 increased to 59.9% from 50.7% for the three months ended June 30, 1997.

       Selling and marketing expenses for the six months ended June 30, 1998 increased by $1.05 million, or 37.2%, to approximately $3.87 million compared to approximately $2.82 million for the six months ended June 30, 1997. Selling and marketing expenses as a percentage of revenues for the six months ended June 30, 1998 increased to 63.0% from 49.5% for the six months ended June 30, 1997.

       The increase in selling and marketing expenses in dollars, and as a percentage of revenues, for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997, respectively, reflect the addition of travel, trade show and other marketing program expenses from Archetype operations for the entire three and six months ended June 30, 1998 compared to the inclusion of Archetype operations only from April 28, 1997 in the three and six months ended June 30, 1997

       RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended June 30, 1998 increased by $651,000, or 100.3%, to $1.30 million compared to $649,000 for the three months ended June 30, 1997. Research and development expenses as a percentage of revenues for the three months ended June 30, 1998 increased to 39.5% from 20.5% for the three months ended June 30, 1997.

       Research and development expenses for the six months ended June 30, 1998 increased by $1.47 million, or 126.7%, to $2.63 million compared to $1.16 million for the six months ended June 30, 1997. Research and development expenses as a percentage of revenues for the six months ended June 30, 1998 increased to 42.7% compared to 20.4% for the six months ended June 30, 1997.

       The increase in research and development expenses in dollars, and as a percentage of sales, for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997, respectively, reflect the ongoing investment in additional research and development personnel to support expanded development of the Company's enabling technologies, as well as the addition of Archetype research and development expenses for the entire three and six months ended June 30, 1998 compared to the inclusion of Archetype operations only from April 28, 1997 in the three and six months ended June 30, 1997. Research and development expenses consist primarily of personnel costs and fees paid for outside software development and consulting fees.

       GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended June 30, 1998 decreased by $127,000, or 22.5%, to $437,000 compared to $564,000 for the three months ended June 30, 1997. As a percentage of revenues, general and administrative expenses represented 13.2% for the three months ended June 30, 1998 as compared to 17.8% for the three months ended June 30, 1997.

       General and administrative expenses for the six months ended June 30, 1998 decreased by $376,000, or 38.0%, to $613,000 compared to $989,000 for the six months ended June 30, 1997. General and administrative expenses represented 9.9% of revenues for the six months ended June 30, 1998 compared to 17.4% for the six months ended June 30, 1997.

       The decreases in general and administrative expenses in dollars, and as a percentage of sales, for the three and six months ended June 30, 1998 as compared to the three and six months ended June 30, 1997, respectively, are primarily due to the elimination of duplicative general and administrative functions and administrative costs, including rent, utilities and other costs associated with Archetype's Burlington, Massachusetts office.

       Operating expenses for the three and six months ended June 30, 1998 include $520,000 and $960,000, respectively, for severance and other non-recurring compensation expenses. Operating expenses for the three and six months ended June 30, 1997 reflect $1.4 million for severance and other non-recurring compensation expenses incurred in connection with the acquisition of Archetype and certain arrangements between the Company and certain former high-level executives.

       The Company recorded a tax provision consisting of foreign tax liabilities, relating mainly to sales to customers in Japan, for the three and six months ended June 30, 1998 of $45,000 and $69,000, respectively, as compared to $118,000 and $141,000 for the three and six months ended June 30, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has funded its operations primarily through the public sale of equity securities and cash flow from operations.

       The Company's operating activities provided cash of approximately $141,000 for the six months ended June 30, 1998 as compared to $734,000 for the six months ended June 30, 1997. The cash provided during the six months ended June 30, 1998 was primarily due to the operating loss of $2.76 million offset by non-cash charges of $947,000 as well as cash provided by the net change in accounts receivable balances of approximately $1.1 million.

       The Company's investing activities used cash of approximately $773,000 for the six months ended June 30, 1998 as compared to $4.17 million for the six months ended June 30, 1997. Investing activities for the six months ended June 30, 1998 consisted primarily of an equity investment of $500,000 in DiamondSoft, Inc., a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets and the purchase of property and equipment of $246,000. For the six months ended June 30, 1997, investing activities consisted primarily of the purchase of Archetype, as well as the purchase of substantially all of the assets of Mainstream Software Solutions, Ltd.

       The Company's financing activities provided cash of $111,000 for the six months ended June 30, 1998 and used cash of $42,000 for the six months ended June 30, 1997. The cash provided in the six months ended June 30, 1998 was primarily due to proceeds from the exercise of stock options.

       In August, the Company obtained a three-month $1 million revolving line of credit from a commercial lender. This line bears interest at the bank's base rate and is secured by all of the Company's investment property. This line replaces the Company's $2 million unsecured working capital line of credit which expired on July 15, 1998. There were no borrowings outstanding under this line of credit at June 30, 1998.

       The Company believes its current cash balances and the availability of its revolving line of credit will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing in the future. If the Company were required to obtain additional financing in the future, there can be no assurance that sources of capital will be available on terms favorable to the Company, if at all.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) There were no unregistered securities sold by the Company during the six months ended June 30, 1998.

(b)   Use of Proceeds

       As of June 30, 1998, the net proceeds of the Company's initial public offering (IPO) of its Class A Common Stock pursuant to its Registration Statement on Form S-1, Commission File No. 333-11519, declared effective October 30, 1996, have been used as follows: (i) approximately $200,000 for the buildout of Bitstream's leased facilities in Cambridge, Massachusetts to accommodate the additional personnel that joined the Company as a result of the acquisition of Archetype; (ii) approximately $4,141,000 for the acquisition of Mainstream Software Solutions, Ltd. and Archetype, Inc.; (iii) approximately $1,500,000 for the repayment of indebtedness, of which approximately $548,000 was paid to officers, directors and 10% stockholders of the Company and approximately $762,000 of which was paid to third parties; (iv) approximately $404,000 for royalty payments to others; (v) $500,000 for the investment in DiamondSoft, Inc.; and (vi) approximately $700,000 for the purchase and installation of equipment. The remaining of the net proceeds from the IPO are invested in short-term, interest-bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) On June 9, 1998, the Annual Meeting of Stockholders of the Company was held at the Royal Sonesta Hotel, 5 Cambridge Parkway, Cambridge, Massachusetts 02142.

    (b) George B. Beitzel, Charles Ying, Amos Kaminski and David G. Lubrano were elected at the Annual Meeting to serve as directors of the Company.

    (c) At the Annual Meeting, the Stockholders also voted to approve and ratify the adoption of an amendment to the Company's 1997 Stock Plan to increase the number of shares of Class A Common Stock reserved under such Plan by 500,000 shares and to ratify the action of the Board of Directors in appointing Arthur Andersen LLP as auditors for the Company for the fiscal year ending December 31, 1998.

The following votes were tabulated on the aforementioned proposals:

1. To elect a board of four (4) directors to serve until the next Annual Meeting of Stockholders or until their respective successors are elected and qualified.

         Nominee                         For                Withheld Authority
         -------                         ---                ------------------

     George B. Beitzel                 5,351,699                   53,500
     Charles Ying                      5,351,699                   53,500
     Amos Kaminski                     5,350,699                   53,400
     David G. Lubrano                  5,350,699                   53,500


2. To approve and ratify the adoption of an amendment to the Company's 1997 Stock Plan to increase the number of shares of Class A Common Stock reserved under such Plan by 500,000 shares.

          For               Against             Abstain         Broker Non-vote
          ---               -------             -------         ---------------

       1,650,291            101,302             980,990            2,672,616

3. To ratify the action of the Board of Directors in appointing Arthur Andersen LLP as auditors for the Company for the fiscal year ending December 31, 1998.

          For               Against             Abstain         Broker Non-vote
          ---               -------             -------         ---------------

       5,346,079             47,930              11,190                0

       (d)  Not applicable.


ITEM 5. OTHER INFORMATION

   Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

      10.4.9 Fourth Amendment to Amended and Restated Credit Agreement dated as of July 15, 1998 between BankBoston, N.A. and Company.

      10.4.10 Commercial Demand Note dated August 10, 1998 between BankBoston, N.A. and the Company.

      10.4.11 Pledge Agreement dated August 10, 1998 between BankBoston, N.A. and the Company.

      27.1    Financial Data Schedule


   (b) Reports on Form 8-K

      Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               BITSTREAM INC.
                                               ---------------------
                                               (Registrant)

       SIGNATURE                      TITLE                         DATE
       ---------                      -----                         ----

/s/ Anna M. Chagnon      Vice President, Finance and            August 14, 1998
-------------------      Administration, Chief Financial
Anna M. Chagnon          Officer and General Counsel
                         (Principal Financial Officer)

/s/ Keith J. Maffiore    Director of Finance and Corporate      August 14, 1998
---------------------    Controller (Principal Accounting
Keith J. Maffiore        Officer)