Form 10-Q
period 1998-09-30
BITSTREAM INC
filed 1998-11-17
CIK 818813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 1998

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________


                         COMMISSION FILE NUMBER: 0-21541

                                 BITSTREAM INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                DELAWARE                              04-2744890
    -------------------------------         ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


             215 FIRST STREET
        CAMBRIDGE, MASSACHUSETTS                          02142
----------------------------------------                ---------
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On November 12, 1998 there were 6,866,621 shares of Class A Common Stock, par value $0.01 per share, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.

                                      INDEX

                                                                                   PAGE
                                                                                  NUMBERS
                                                                                  -------
PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1998 AND DECEMBER 31, 1997       3

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND NINE
            MONTHS ENDED SEPTEMBER 30, 1998 AND 1997 ..........................       4

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
            SEPTEMBER 30, 1998 AND 1997 .......................................       5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ....................................       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS .............................................      10

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ....................................................      14

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS ............................      14

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ......................................      14

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ..................      14

ITEM 5.  OTHER INFORMATION ....................................................      15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .....................................      15

               SIGNATURES .....................................................      15

                         PART I -- FINANCIAL STATEMENTS

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BITSTREAM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                            SEPTEMBER 30,      DECEMBER 31,
                                                                                 1998              1997
                                                                            ------------       ------------
                                ASSETS
Current assets:
   Cash and cash equivalents                                                $ 15,701,000       $  6,364,000
   Accounts receivable, net of allowance for doubtful accounts
      of $1,088,000 in 1998 and $391,000 in 1997                               1,844,000          3,694,000
    Current portion of long-term accounts receivable, net of allowance
      for doubtful accounts of $100,000 in 1998 and $127,000 in 1997             571,000          1,855,000
   Deferred income taxes                                                         868,000            868,000
   Other current assets                                                          525,000            684,000
                                                                            ------------       ------------
       Total current assets                                                   19,509,000         13,465,000
                                                                            ------------       ------------
Property and equipment, net                                                      920,000          1,399,000
                                                                            ------------       ------------
Other assets:
   Long-term accounts receivable, net of current portion                           9,000             39,000
   Goodwill, net of amortization                                                 292,000          1,948,000
   Investment in DiamondSoft, Inc.                                               448,000               --
   Other assets                                                                  180,000            158,000
                                                                            ------------       ------------
        Total other assets                                                       929,000          2,145,000
                                                                            ------------       ------------
        Total assets                                                        $ 21,358,000       $ 17,009,000
                                                                            ============       ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current maturities of capital lease obligations                          $     27,000       $     28,000
   Accounts payable                                                              397,000            753,000
   Accrued expenses                                                            3,185,000          3,472,000
                                                                            ------------       ------------
       Total current liabilities                                               3,609,000          4,253,000
                                                                            ------------       ------------
Capital lease obligations, less current maturities                                35,000             54,000
                                                                            ------------       ------------
Other long-term liabilities                                                       21,000             19,000
                                                                            ------------       ------------
       Total long-term liabilities                                                56,000             73,000
Stockholders' equity:
   Common stock                                                                   68,000             65,000
   Additional paid-in capital                                                 30,514,000         29,940,000
   Accumulated deficit                                                       (12,850,000)       (17,283,000)
   Cumulative translation adjustment                                             (39,000)           (39,000)
                                                                            ------------       ------------
       Total stockholders' equity                                             17,693,000         12,683,000
                                                                            ------------       ------------
       Total liabilities and stockholders' equity                           $ 21,358,000       $ 17,009,000
                                                                            ============       ============


        The accompanying notes are an integral part of these consolidated financial statements.

                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                              THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                                 SEPTEMBER 30,                       SEPTEMBER 30,
                                                        ------------------------------       -------------------------------
                                                            1998              1997               1998               1997
                                                        ------------       -----------       ------------       ------------
   Revenues                                             $  1,135,000       $ 3,659,000       $  7,280,000       $  9,344,000
   Cost of revenues                                          236,000           275,000          1,120,000          1,049,000
                                                        ------------       -----------       ------------       ------------

       Gross Profit                                          899,000         3,384,000          6,160,000          8,295,000
                                                        ------------       -----------       ------------       ------------
OPERATING EXPENSES:
   Selling and marketing                                   1,659,000         2,061,000          4,843,000          4,880,000
   Research and development                                  997,000           841,000          3,621,000          1,998,000
   General and administrative                                527,000           495,000          1,141,000          1,484,000
   Severance and other non-recurring compensation          1,000,000              --            2,647,000          1,371,000
   Acquired in-process research and development                 --                --                 --            4,930,000
                                                        ------------       -----------       ------------       ------------
       Total operating expenses                            4,183,000         3,397,000         12,252,000         14,663,000
                                                        ------------       -----------       ------------       ------------

   Gain on sale of assets                                 10,317,000              --           10,317,000               --
                                                        ------------       -----------       ------------       ------------

       Income (loss) from operations                       7,033,000           (13,000)         4,225,000         (6,368,000)
                                                        ------------       -----------       ------------       ------------
OTHER INCOME (EXPENSE):
    Loss on investment in DiamondSoft, Inc.
                                                              (2,000)             --              (52,000)              --
    Other income, net                                        135,000           116,000            305,000            458,000
                                                        ------------       -----------       ------------       ------------

       Total other income                                    133,000           116,000            253,000            458,000
                                                        ------------       -----------       ------------       ------------
       Income (loss) before provision for (benefit
       from) income taxes                                  7,166,000           103,000          4,478,000
                                                                                                                  (5,910,000)
       Provision for (benefit from) income taxes             (23,000)           57,000             45,000            198,000
                                                        ------------       -----------       ------------       ------------

       Net income (loss)                                $  7,189,000       $    46,000       $  4,433,000       $ (6,108,000)
                                                        ============       ===========       ============       ============
Net income (loss) per share:
       Basic                                            $       1.06       $      0.01       $       0.66       $      (0.98)
                                                        ============       ===========       ============       ============

       Diluted                                          $       0.96       $      0.01       $       0.59       $      (0.98)
                                                        ============       ===========       ============       ============
Weighted average shares outstanding:
       Basic                                               6,764,842         7,773,690          6,254,063          6,688,810
                                                        ============       ===========       ============       ============
       Diluted                                             7,451,764         8,976,694          7,524,860          6,254,063
                                                        ============       ===========       ============       ============



        The accompanying notes are an integral part of these consolidated financial statements.

                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                     1998               1997
                                                                                 ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                              $  4,433,000       $ (6,108,000)
  Adjustments to reconcile net income (loss) to net cash provided by
     (used in) operating activities:
     Gain on sale of certain assets sold to Inso Providence Corporation           (10,317,000)                --
     Acquired in-process research and development                                          --          4,930,000
     Depreciation and amortization                                                    841,000            452,000
     Compensation on grant of stock options                                           334,000                 --
     Loss on investment of DiamondSoft, Inc.                                           52,000                 --
     Changes in assets and liabilities:
       Accounts receivable                                                          3,135,000         (1,566,000)
       Long-term accounts receivable                                                   30,000             61,000
       Other current assets                                                           159,000            169,000
       Accounts payable                                                              (356,000)          (170,000)
       Accrued expenses                                                                83,000          1,527,000
                                                                                 ------------       ------------
       Net cash used in operating activities                                       (1,606,000)          (705,000)
                                                                                 ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                                                (190,000)          (538,000)
  Acquisition of businesses                                                                --         (4,141,000)
  Cash proceeds from sale of certain assets to Inso Providence Corporation         11,430,000                 --
  Investment in DiamondSoft, Inc.                                                    (500,000)                --
  Change in other assets                                                              (22,000)            81,000
  Change in other long term liabilities                                                 2,000             18,000
                                                                                 ------------       ------------
       Net cash provided by (used in) investing activities                         10,720,000         (4,580,000)
                                                                                 ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of capital lease obligations                                               (20,000)           (31,000)
  Payments of IPO offering expenses                                                        --            (68,000)
  Proceeds from the exercise of stock options and warrants                            243,000             61,000
                                                                                 ------------       ------------
        Net cash provided by (used in) financing activities                           223,000            (38,000)
                                                                                 ------------       ------------
Net increase (decrease) in cash and cash equivalents                                9,337,000         (5,323,000)
Cash and cash equivalents, beginning of period                                      6,364,000         11,718,000
                                                                                 ------------       ------------
Cash and cash equivalents, end of period                                         $ 15,701,000       $  6,395,000
                                                                                 ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest                                                         $      5,000              7,000
                                                                                 ============       ============
  Cash paid for income taxes                                                     $     21,000             30,000
                                                                                 ============       ============
IN CONNECTION WITH THE ACQUISITION OF BUSINESSES (SEE NOTE 6) THE FOLLOWING
NON-CASH TRANSACTIONS OCCURRED:
  Fair value of assets acquired                                                            --       $  7,959,000
  Liabilities assumed                                                                      --           (914,000)
  Issuance of common stock                                                                 --         (1,608,000)
  Issuance of options to purchase common stock                                             --         (1,296,000)
                                                                                 ------------       ------------
  Cash paid for acquisition and acquisition costs                                          --       $  4,141,000
                                                                                 ============       ============


        The accompanying notes are an integral part of these consolidated financial statements.

                         BITSTREAM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

    The balance sheet as of September 30, 1998, the statements of operations for the three and nine months ended September 30, 1998 and 1997, the statements of cash flows for the nine months ended September 30, 1998 and 1997, and the notes to each thereof are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries for these interim periods.

    The results of operations for the three and nine months ended September 30, 1998 may not necessarily be indicative of the results to be expected for any future interim period or for the year ending December 31, 1998.

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

    Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common and common equivalent shares outstanding during the period using the treasury stock method. In computing Diluted earnings per share, common equivalent shares are not considered dilutive in periods which a net loss is reported because such common equivalent shares are antidilutive.

The following is a reconciliation of shares outstanding for basic and diluted earnings per share:

                                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                             ------------------------      ------------------------
                                                                1998           1997           1998           1997
                                                             ---------      ---------      ---------      ---------
Weighted average shares outstanding                          6,764,842      7,773,690      6,688,810      6,254,063
    Dilutive effect of options                                 427,026        891,360        544,005             --
    Dilutive effect of warrants                                259,896        311,644        292,045             --
                                                             ---------      ---------      ---------      ---------
Shares outstanding for diluted income (loss) per share:      7,451,764      8,976,694      7,524,860      6,254,063
                                                             =========      =========      =========      =========

Options and warrants excluded as they are antidilutive       1,710,698      1,644,223      1,561,570      2,847,227
                                                             =========      =========      =========      =========

    Diluted net loss per share for the nine months ended September 30, 1997 is the same as basic net loss per share as the inclusion of the potential common stock equivalents would be antidilutive.


(3) CONCENTRATION OF CREDIT RISK

    The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

    For the three months ended September 30, 1998, one customer represented 25.9% of revenues. For the three months ended September 30, 1997, one customer represented 13.7% of revenues. For the nine months ended September 30, 1998 and 1997, no customer represented greater than 10% of revenues.

(4) COMPREHENSIVE INCOME (LOSS)

     The Company adopted SFAS No. 130, Reporting Comprehensive Income, effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The components of the Company's comprehensive income are as follows:


                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                       --------------------------       -----------------------------
                                           1998            1997            1998              1997
                                       -----------       --------       -----------       -----------
Net income (loss)                      $ 7,189,000       $ 46,000       $ 4,433,000       $(6,108,000)
Cumulative translation adjustment          (39,000)       (40,000)          (39,000)          (40,000)
                                       -----------       --------       -----------       -----------
Total comprehensive income (loss)      $ 7,150,000       $  6,000       $ 4,394,000       $(6,148,000)
                                       ===========       ========       ===========       ===========


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

     The Merger was accounted for as a purchase, and accordingly, the initial purchase price and acquisition costs aggregating approximately $7.5 million has been allocated to the assets acquired as described below. The aggregate purchase price of $7,454,000 consisted of the following:


          DESCRIPTION                                      AMOUNT
          -----------                                    -----------
          Common stock and stock options.........        $ 2,904,000
          Cash paid to shareholders and for the
              retirement of certain obligations..          3,056,000
          Assumed liabilities....................          1,094,000
          Acquisition costs......................            400,000
                                                         -----------
          Total purchase price...................        $ 7,454,000
                                                         ===========

     The purchase price allocations represent the fair values of assets acquired determined by an independent appraisal. The appraisal incorporated established valuation procedures and techniques in determining the fair value of each asset. The purchase price has been allocated as follows:


          DESCRIPTION                                       AMOUNT
          ------------                                   -----------
          Current assets.......................          $   431,000
          Property, plant and equipment........              207,000
          Other assets.........................               54,000
          In-process research and development..            4,930,000
          Other acquired intangible assets.....            1,832,000
                                                         -----------
          Total assets acquired................          $ 7,454,000
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

     Based on the unaudited data, the following table presents selected financial information for Bitstream and Archetype on a pro forma basis for the nine months ended September 30, 1997, assuming the companies had been combined since the beginning of 1997.

                                                    NINE MONTHS
                                                       ENDED
                                                 SEPTEMBER 30, 1997
                                                 ------------------
Revenues.....................................      $ 10,406,000
                                                   ------------
Net loss.....................................        (6,751,000)
                                                   ------------
Basic and diluted net loss per share......         $      (1.00)
                                                   ============


     The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made on January 1, 1997.

(7) SALE OF ASSETS

     Pursuant to an Asset Purchase Agreement dated August 28, 1998, the Company sold substantially all of the assets relating to its MediaBank and InterSep OPI product lines, previously a part of Bitstream's Archetype Applications Division, to Inso Providence Corporation of Boston, Massachusetts for net cash proceeds of $11,430,000.

     Reflected in income from operations for the three and nine months ended September 30, 1998 is a gain of $10,317,000 from this sale. The components of the gain are as follows:


DESCRIPTION                                                   AMOUNT
------------                                               ------------
Net Cash proceeds......................................     $11,430,000
Net book value of assets sold..........................      (1,485,000)
Liabilities assumed by buyer ..........................         472,000
Transaction costs......................................        (100,000)
                                                           ------------
     Total gain on sale................................    $ 10,317,000
                                                           ============


(8)  INVESTMENTS

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

(9)  SEVERANCE AND OTHER NON-RECURRING CHARGES

     Included in operating expenses for the three and nine months ended September 30, 1998 are $1,000,000 and $2,647,000, respectively, of severance and other non-recurring compensation expenses incurred in connection with certain arrangements between the Company and certain former employees and executives. Operating expenses for the nine months ended September 30, 1997 reflect $1,371,000 for severance and other non-recurring compensation expenses incurred in connection with the acquisition of Archetype and certain arrangements between the Company and certain former executives.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Bitstream Inc. develops, markets, and supports software technologies and applications for the graphics communications industry. The Company primarily licenses its products, including text imaging and page layout technologies, to original equipment manufacturers ("OEMs") and independent software vendors ("ISVs") for inclusion in their output devices, embedded systems, applications, Internet authoring tools, World Wide Web browsers and other products.

     The Company's products and technologies consist of: (i) NuDoc(TM), an advanced document composition technology; (ii) type products, such as libraries of type designs (fonts) and custom type products; (iii) enabling technologies, which deliver typographic capabilities to hardware output devices and software applications; (iv) TrueDoc(R), a portable type technology providing for the efficient distribution of text, with fidelity, in a highly compact format; and
(v) PageFlex(TM), and XML-based application for the dynamic publishing of customized documents.

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

IMPACT OF YEAR 2000 ISSUE

     The Year 2000 issue results from computer programs that do not differentiate between the year 1900 and the Year 2000 because they are written using two digits rather than four to define the applicable year. This issue creates risk for the Company from unforeseen problems in its own computer and embedded systems and from third parties with whom the Company deals on financial and other transactions worldwide. Failure of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

     During 1997, the Company initiated a program to update its accounting and information systems, where applicable, to ensure that its computer systems are Year 2000 compliant. Bitstream currently expects to be substantially complete analyzing its current internal systems, as well as developing contingency plans for certain internal systems, by mid-1999. In addition, the Company maintains a Year 2000 expert on its staff to continue to assess, plan and implement solutions that will prepare its internal systems for January 1, 2000. Bitstream believes that these solutions will not pose significant operational problems for the Company, and that the costs of such preparations will not be material. However, if contingency plans were to fail or new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

     In addition, the Year 2000 issue could affect the products that the Company sells. The Company believes that the current versions of its products are Year 2000 compliant. However there can be no assurance that the Company's current products do not contain undetected errors or defects associated with the Year 2000 that may result in material costs to the Company or may result in exposure to litigation. Because of the unprecedented nature of such litigation, it is uncertain whether and to what extent the Company may be affected by it.


RESULTS OF OPERATIONS

     REVENUES. Total revenues for the three months ended September 30, 1998 decreased by approximately $2.52 million or 68.9%, to approximately $1.14 million, as compared to approximately $3.66 million for the three months ended September 30, 1997. The decrease in revenues for the three months ended September 30, 1998 as compared to the three months ended September 30, 1997, is primarily a result of the sale of substantially all of the assets relating to the Company's MediaBank(TM) and InterSep(TM) OPI product lines to Inso Providence Corporation in August, 1998.

     Total revenues for the nine months ended September 30, 1998 decreased by approximately $2.06 million or 22.1%, to approximately $7.28 million, as compared to approximately $9.34 million for the nine months ended September 30, 1997. The decrease in revenues for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997 is primarily a result of
(a) the sale of substantially all of the assets relating to the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August, 1998, (b) weaker than expected demand in OEM channels for the Company's traditional type products; and (c) slower than anticipated growth in emerging markets for the Company's type and technology products. Revenues relating to the product lines that were sold to Inso Providence Corporation as reported in the Company's nine months ended September 30, 1998 consolidated results totaled approximately $2.59 million.

     GROSS PROFIT. Gross profit for the three months ended September 30, 1998 decreased by approximately $2.49 million, or 73.7%, to $899,000 compared to approximately $3.38 million for the three months ended September 30, 1997. Gross profit as a percentage of revenues for the three months ended September 30, 1998 decreased to 79.2% compared to 92.5% for the three months ended September 30, 1997. The decreases in gross profit and gross profit as a percentage of revenues are a result of the sale of substantially all of the assets relating to the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August, 1998.

     Gross profit for the nine months ended September 30, 1998 decreased by $2.14 million, or 25.8%, to approximately $6.16 million compared to approximately $8.30 million for the nine months ended September 30, 1997. Gross profit as a percentage of revenues for the nine months ended September 30, 1998 decreased to 84.6% compared to 88.8% for the nine months ended September 30, 1997. The decrease in gross profit and gross profit as a percentage of revenues are a result of the sale of substantially all of the assets relating to the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August, 1998 and an increase in the cost of third party royalties for the mix of products sold.

     SELLING AND MARKETING. Selling and marketing expenses for the three months ended September 30, 1998 decreased by $402,000, or19.5%, to approximately $1.66 million compared to approximately $2.06 million for the three months ended September 30, 1997. Selling and marketing expenses as a percentage of revenues for the three months ended September 30, 1998 increased to 146.2% from 56.3% for the three months ended September 30, 1997. The decrease in selling and marketing reflect a reduction in salary expense of sales and marketing personnel from the headcount reductions that took place in March and June of 1998.

     Selling and marketing expenses for the nine months ended September 30, 1998 decreased by $37,000, or 0.8%, to approximately $4.84 million compared to approximately $4.88 million for the nine months ended September 30, 1997. Selling and marketing expenses as a percentage of revenues for the nine months ended September 30, 1998 increased to 66.5% from 52.2% for the nine months ended September 30, 1997. The decrease in selling and marketing expenses reflect a reduction in salary expense of sales and marketing personnel from the headcount reductions that took place in March and June of 1998 offset by the addition of travel, trade show and other marketing program expenses from Archetype operations for the entire nine months ended September 30, 1998.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended September 30, 1998 increased by $156,000, or 18.5%, to $997,000 compared to $841,000 for the three months ended September 30, 1997. Research and development expenses as a percentage of revenues for the three months ended September 30, 1998 increased to 87.8% from 23.0% for the three months ended September 30, 1997.

     Research and development expenses for the nine months ended September 30, 1998 increased by $1.62 million, or 81.2%, to $3.62 million compared to $2.00 million for the nine months ended September 30, 1997. Research and development expenses as a percentage of revenues for the nine months ended September 30, 1998 increased to 49.7% compared to 21.4% for the nine months ended September 30, 1997.

     The increase in research and development expenses in dollars, and as a percentage of revenues, for the three and nine months ended September 30, 1998 as compared to the three and nine months ended September 30, 1997, respectively, reflect the ongoing investment in additional personnel to support expanded development of the Company's enabling technologies such as NuDoc and PageFlex.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended September 30, 1998 increased by $32,000, or 6.5%, to $527,000, compared to $495,000 for the three months ended September 30, 1997. As a percentage of revenues, general and administrative expenses represented 46.4% for the three months ended September 30, 1998 as compared to 13.5% for the three months ended September 30, 1997.

     General and administrative expenses for the nine months ended September 30, 1998 decreased by $343,000, or 23.2%, to $1.14 million compared to $1.48 million for the nine months ended September 30, 1997. General and administrative expenses represented 15.7% of revenues for the nine months ended September 30, 1998 compared to 15.9% for the nine months ended September 30, 1997.

     The decreases in general and administrative expenses in dollars, and as a percentage of revenues, for the nine months ended September 30, 1998 as compared to the nine months ended September 30, 1997, are primarily due to the elimination of duplicative general and administrative functions and administrative costs, including rent, utilities and other costs associated with Archetype's Burlington, Massachusetts office and a reduction in salary expense of general and administrative personnel as a result of the headcount reductions that took place in March and June of 1998.

     Operating expenses for the three and nine months ended September 30, 1998 include $1.00 million and $2.65 million, respectively, for severance and other non-recurring compensation expenses related to certain former executives and employees. Operating expenses for the nine months ended September 30, 1997 reflect non-recurring expenses of $6.30 million, which includes $4.93 million for acquired in-process research and development expenses incurred in conjunction with the merger of Archetype, Inc. on April 28, 1997 and $1.4 million for severance and other non-recurring compensation expenses incurred in connection with the acquisition of Archetype and certain arrangements between the Company and certain former high-level executives.

     The Company recorded a tax benefit of $23,000 for the three months ended September 30, 1998 reflecting a reduction of foreign tax liabilities. The Company recorded a tax provision consisting of foreign tax liabilities, relating mainly to sales to customers in Japan, for the nine months ended September 30, 1998 of $45,000 as compared to $57,000 and $198,000 for the three and nine months ended September 30, 1997, respectively.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations primarily through the public sale of equity securities and cash flows from operations.

    The Company's operating activities used cash of approximately $1.61 million for the nine months ended September 30, 1998 as compared to $705,000 for the nine months ended September 30, 1997. The cash used during the nine months ended September 30, 1998 and 1997 are primarily due to operating losses offset by non-cash charges.

    The Company's investing activities provided cash of approximately $10.7 million for the nine months ended September 30, 1998 as compared to using $4.58 million for the nine months ended September 30, 1997. The cash provided during the nine months ended September 30, 1998 is primarily due to the net cash receipt of $11.4 million from the sale of substantially all of the assets relating to the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August, 1998 offset by an equity investment of $500,000 in DiamondSoft, Inc., a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets, and the purchase of property and equipment of $190,000. For the nine months ended September 30, 1997, investing activities consisted primarily of the purchase of Archetype, Inc. as well as the purchase of substantially all of the assets of Mainstream Software Solutions, Ltd.

    The Company's financing activities provided cash of $223,000 for the nine months ended September 30, 1998 and used cash of $38,000 for the nine months ended September 30, 1997. The cash provided in the nine months ended September 30, 1998 was primarily due to proceeds from the exercise of stock options.

    The Company believes its current cash balances will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing in the future. If the Company were required to obtain additional financing in the future, there can be no assurance that sources of capital will be available on terms favorable to the Company, if at all.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) There were no unregistered securities sold by the Company during the nine months ended September 30, 1998.

(b)   Use of Proceeds

         As of September 30, 1998, the net proceeds of the Company's initial public offering (IPO) of its Class A Common Stock pursuant to its Registration Statement on Form S-1, Commission File No. 333-11519, declared effective October 30, 1996, have been used as follows: (i) approximately $200,000 for the buildout of Bitstream's leased facilities in Cambridge, Massachusetts to accommodate the additional personnel that joined the Company as a result of the acquisition of Archetype; (ii) approximately $4,141,000 for the acquisition of Mainstream Software Solutions, Ltd. and Archetype, Inc.; (iii) approximately $1,500,000 for the repayment of indebtedness, of which approximately $548,000 was paid to officers, directors and 10% stockholders of the Company and approximately $762,000 of which was paid to third parties; (iv) approximately $850,000 for royalty payments to others; (v) $500,000 for the investment in DiamondSoft, Inc.; and (vi) approximately $650,000 for the purchase and installation of equipment. The remaining net proceeds from the IPO are invested in short-term, interest-bearing, investment-grade securities.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.


ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

        27.1 Financial Data Schedule for the nine months ended
             September 30, 1998.
        27.2 Amended Financial Data Schedule for the nine months ended September 30, 1997.

(b)     Reports on Form 8-K

        Not applicable.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           BITSTREAM INC.
                                           --------------
                                           (Registrant)

      SIGNATURE                               TITLE                               DATE
      ---------                               -----                               ----
/s/ Anna M. Chagnon               Executive Vice President,                  November 16, 1998
-----------------------------     Chief Financial Officer
Anna M. Chagnon                   and General Counsel
                                  (Principal Financial Officer)

/s/ Keith J. Maffiore             Director of Finance and                    November 16, 1998
------------------------------    Corporate Controller
Keith J. Maffiore                 (Principal Accounting Officer)