Form 10-K
period 1998-12-31
BITSTREAM INC
filed 1999-03-31
CIK 818813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                                       or

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________

                         COMMISSION FILE NUMBER: 0-21541

                                 BITSTREAM INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                   04-2744890
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

             215 First Street
         Cambridge, Massachusetts                        02142
 (Address of principal executive offices)              (Zip Code)

                                 (617) 497-6222
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, par value $0.01 per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 25, 1999 was approximately $12.2 million.

      On March 25, 1999, there were 7,131,783 shares of Class A Common Stock, par value $0.01 per share, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's definitive proxy statement for the 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

                                      INDEX

                                                                          PAGE
                                                                         NUMBERS
                                                                         -------
PART I.

ITEM 1.    BUSINESS.......................................................... 4
ITEM 2.    PROPERTIES........................................................11
ITEM 3.    LEGAL PROCEEDINGS.................................................11
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............12

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS............................................12
ITEM 6.    SELECTED FINANCIAL DATA...........................................13
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS..........................................14
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........20
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................21
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
              AND FINANCIAL DISCLOSURE.......................................21

PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................21
ITEM 11.   EXECUTIVE COMPENSATION............................................21
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.....................................................21
ITEM 13.   CERTAIN REALTIONSHIPS AND RELATED TRANSACTIONS....................21

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..21

           SIGNATURES........................................................25

                                     PART I

ITEM 1. Business

General

      Bitstream develops, markets and supports software products and technologies to enhance the creation, management and transport of electronic documents. The Company's products and technologies consist of: (i) type products, such as libraries of type designs (fonts) and custom type products;
(ii) enabling technologies, which deliver typographic capabilities to hardware output devices and software applications; (iii) TrueDoc(R), a portable type technology providing for the efficient distribution of text, with fidelity, in a highly compact format; (iv) T2K(TM), a font engine software component providing high-quality text rendering; (v) WebFont Maker(TM), a web publishing tool that allows web page designers to embed their selected typefaces in web page designs; (vi) Pageflex(TM), an on-demand publishing server enabling the design and automatic production of customized print documents that are targeted at a narrow segment or an individual reader; (vii) NuDoc(TM), an advanced document composition engine; (viii) Tropix(TM), a workflow application to automate repetitive steps in electronic publishing production; (ix) Mixxer(TM), a color correction filter for Adobe Photoshop; and (x) Apertura(TM), an application which enables Adobe Photoshop to open one or more smaller portions of most popular image formats.

      Bitstream was founded in 1981 as a digital type supplier to computer hardware and software developers. The Company's library of type products is used by original equipment manufacturers ("OEMs"), independent software vendors ("ISVs") and end users around the world in the creation of electronic documents. The Company was also an early developer of typographic enabling software for hardware and software developers. Its font processor products are used to provide type scaling functionality to operating systems, network servers and a wide variety of computer printers and other output devices. Recently, the Company has focused its product development and marketing efforts on technology solutions that address the font-related issues of document creation and portability on the Internet and corporate intranets.

      In April 1997, the Company acquired Archetype, Inc. ("Archetype"), a Delaware corporation primarily engaged in the business of developing and marketing server-based information management computer software for the graphic arts industry. Archetype was founded in 1985 to develop page layout technology to capture the look of a document in a digital "archetype". In 1991, Archetype established a Value Added Reseller (VAR) distributed product line. Archetype's first product was InterSep(TM), an advanced open prepress interface and print management products for raster image processors and servers. In late 1995, Archetype introduced its second product, MediaBank(TM), a digital asset management product that allows for the cataloging, archiving, and management of electronic images, text and documents. In August 1998, the Company sold the MediaBank and InterSep product lines to Inso Providence Corporation.

Industry Background

Type Industry

      The rapid growth in the use of personal computers, advanced software applications and laser printers has dramatically transformed the document creation, production and distribution process, giving rise to the widespread use of word processing and desktop publishing applications. Underlying the growth in word processing and desktop publishing were enabling technologies such as page description languages, printer control languages and outline font technologies. Adobe Systems Corporation's ("Adobe") PostScript Type One format ("Type One"), the original outline font technology, gained acceptance among graphic artists and the high-end electronic publishing market due to the technology's close links to high-resolution output devices used in service bureaus and publishing houses. TrueType was developed by Apple Computer, Inc. ("Apple") as an alternative outline font technology to Type One and is integrated into the Windows and Macintosh operating systems. While capable of producing high-quality printed images and documents, these technologies were designed to operate as part of stand-alone systems. As a result, users were required to invest in expensive hardware and software combinations to enable competing technologies to co-exist and work together in the same environment. The problems presented by such competing standards have been further complicated by the adoption of multi-vendor client/server network architectures and the advent of new distribution media, including the Internet, corporate intranets, and new classes of information appliances.

      The increased use of distributed client/server network architectures in the 1990s has resulted in complex computing environments comprised of mixed operating systems and multiple networking protocols. To create, transport, view and print text-based digital information in such an environment, while preserving the appearance intended by the document's author, each individual computer must have resident on it specific font software and hardware drivers to display or print the document as the author intended. If a user's system should lack a particular typeface used by the author or attempt to output a document to a device that differs from the device on which the document was originally created, the user's end-product often lacks the appearance intended by the creator. For example, if an output device prints a document with a font used in substitution of the author's original font, a complete loss of original pagination or formatting within the document can often result. Such a result would make it difficult, if not impossible, for multiple users to review and comment collaboratively on the same document. Difficulties in retaining text integrity can be further complicated when users try to incorporate non-Latin fonts, such as Kanji, Greek or Hebrew, because font substitution for non-Latin fonts is typically not available in most operating systems and output devices.

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

Publishing Industry

      The worldwide publishing industry is undergoing significant change in response to competitive pressures. Small publishing organizations are consolidating into larger organizations with multiple titles, formats and geographic locations. Publishing enterprises are facing competition from alternative publishing on new media such as the Internet. Increased competition for customers has resulted in a trend toward more demographically and customer targeted advertising content.

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

The Bitstream Solution

      Bitstream products and technologies enhance the creation, management and transport of electronic documents. These products and technologies create, view, transport and print documents without regard to the specific computing platforms, operating systems or resident applications used to create or view the original document. The Company's enabling technologies, including TrueDoc, allow text-based digital information to maintain its intended appearance in any computing environment. Bitstream's enabling technologies and its TrueDoc portable type technology allow OEMs and ISVs to embed compact, portable type information into output devices, embedded systems, applications, Internet authoring tools, World Wide Web browsers and other products. The Company's on-demand publishing products provide innovative solutions for designing and fully automating the production of customized print documents that are targeted to a narrow market segment or individual reader.

Strategy

      Bitstream's goal is to become the leading supplier of enabling technologies and portable document products for the creation, transport, viewing and printing of electronic documents and the leading developer of on-demand publishing products. Key elements of the Company's strategy include the following:

      Maintain Technology Leadership in Type Products. Since its founding over 15 years ago, Bitstream has played a leading role in the development of industry-standard type products and enabling technologies (e.g. font processing software). Recently, Bitstream has been actively developing font portability and compaction technology. The Company has built substantial expertise in digital type design and production, technical font formats, and font portability and compression software. Bitstream intends to continue to develop or acquire technology to support its leadership position in these areas.

      Obtain Technology Leadership Position in On-Demand Publishing. Bitstream intends to develop software and technology that will establish and maintain itself as a leader in on-demand publishing.

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

      Support Industry Standards. Bitstream's products and technologies have been designed to support existing technological and typographic standards, such as Hypertext Markup Language ("HTML"), Standard Generalized Markup Language ("SGML"), UNICODE, TrueType and Type One, and to be embedded within full-featured products produced by OEMs and ISVs. The Company's products have also been designed to function in multi-platform computing environments, including Windows, UNIX and Macintosh, OS/9 and Java. The Company plans to continue to promote the use of its products in multivendor configurations and is a member of the World Wide Web Consortium (W3C), the Unicode Consortium and the Print On-Demand Initiative.

Products

      Bitstream develops, markets and supports software products and technologies to enhance the creation, management and transport of electronic documents. The Company's products and technologies consist of: (i) type products, such as libraries of type designs (fonts) and custom type products;
(ii) enabling technologies, which deliver typographic capabilities to hardware output devices and software applications; (iii) TrueDoc, a portable type technology providing for the efficient distribution of text, with fidelity, in a highly compact format; (iv) T2K, a font engine software component providing high-quality text rendering; (v) WebFont Maker, a web publishing tool that allows web page designers to embed their selected typefaces in web page designs; (vi) Pageflex, an on-demand publishing server enabling the design and automatic production of customized print documents that are targeted at a narrow segment or an individual reader; (vii) NuDoc, an advanced document composition engine; (viii) Tropix, a workflow application to automate repetitive steps in electronic publishing production; (ix) Mixxer, a color correction filter for Adobe Photoshop; and (x) Apertura, an application which enables Adobe Photoshop to open one or more smaller portions of most popular image formats including native Scitex CT and LWs.

      Each of the Company's major products and technologies is described in greater detail below.

      Type Products

      Bitstream has developed a library of over 1,400 digital typefaces deliverable in industry-standard font formats (such as TrueType or Type One). Approximately 1,200 of these typefaces are for use with English or other western European language-based computer systems. A large number of typefaces is necessary to support OEMs and ISVs focused on the graphic arts market, who are accustomed to having a wide variety of type designs from which to choose . The remainder of the Company's type designs are non-western language typefaces such as Kanji, Greek, Chinese, Korean, Russian, Hebrew and Arabic that are marketed only to OEM and ISV customers. In addition to typefaces, the Company also offers custom type services to its customers. Depending on the needs of the client, the Company can digitize corporate logos, modify existing typeface designs, add special characters to typefaces and create new typefaces. The Company's custom type services are marketed to its OEM, ISV and large corporate customers.

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

      The modular architecture of the Company's "4-in-1" enabling technology provides software hooks to allow OEMs and ISVs to incorporate font scaling technologies into their products. The four font scaling technologies include the two industry standard font formats (TrueType and Type One), the resident fonts used in Hewlett-Packard Company LaserJet laser printers, and a Bitstream TrueDoc-based type rasterizer that processes Bitstream-supplied resident font sets. In addition, this 4-in-1 architecture includes software that routes incoming typeface data to the appropriate processor and prepares the final rasterized characters for imaging by an output device or computer screen. The Company markets this technology under the name "Bitstream 4-in-1 TrueDoc Imaging System."

      Font Navigator(TM) is a powerful font management tool that allows users a quick and easy way to find, install, and organize fonts into manageable groups. This tool also features a way to view and print font samples.

      T2K

      T2K is a high quality off-the-shelf easy to use font engine software component providing high-quality text rendering suitable for virtually anything from the smallest embedded systems to the largest multi-threaded systems. The T2K font engine is independent of processor and OS and compatible with all industry standard font formats. It is a full featured next generation small-footprint multilingual outline font technology. T2K was designed for both gray-scale and black and white, ROM and non-ROM, based devices in a potentially networked environment where the fonts may reside locally or remotely.

      TrueDoc

      TrueDoc is a portable type compaction technology designed for the distribution of electronic text based information. OEMs and ISVs license and incorporate TrueDoc into their document creation and viewing products to achieve reliable, compact and efficient recording, transport, viewing and printing of typographic information regardless of whether the fonts used for the original creation of the document are resident on the recipient's system. TrueDoc has been engineered to be small in file and application size, to comply with all industry font standards, and to be cross-platform compatible.

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

      WebFont Maker

      WebFont Maker is a web publishing tool that allows web page designers to embed their selected typefaces in web page designs. These embedded typefaces will display properly across version 4.0 and higher of both Netscape Navigator(TM) and Microsoft Internet Explorer(TM) browsers. WebFont Maker includes (a) over 200 high-quality TrueType fonts, including the collection of WGL4 fonts with expanded Pan European characters and the "euro" currency symbol,
(b) Bitstream's award winning Font Navigator for typeface management, and (c) the newly developed WebFont Wizard(TM). The WebFont Wizard allows users to create portable, dynamic fonts from the TrueType fonts on the CD, or from any existing TrueType and PostScript Type 1 fonts installed on the designer's Windows 95, Windows 98 or Windows NT 4.0 platform. These dynamic fonts can then be embedded in any web page for display in Netscape Navigator and Microsoft Internet Explorer browsers.

      Pageflex

      Pageflex is an on-demand publishing server enabling the design and fully automated production of customized print documents that are targeted at a narrow market segment or individual reader. Pageflex can create a variety of customized documents with highly designed layouts, such as brochures, sophisticated color reports and direct mail pieces. Pageflex uses customer profile information about a particular reader or consumer to control the selection of digital content, such as logos, imagery, illustrations and text for a document. Pageflex then uses intelligent, flexible templates to automatically assemble this personalized content into final documents for output to print, PDF or the Web. Pageflex allows users to capitalize on the customer information stored in the user's profile database, and to use that information to tailor a marketing message aimed directly at the user's customers. It also allows users to repurpose the content, such as text, images and other digital files used to market their business.

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

      Tropix

      Tropix is a workflow application to automate repetitive steps in electronic publishing production. It is unique in combining a highly visual and configurable interface with the unparalleled extensibility and power of Smart Object plug-ins. Also, each new Smart Object readily leverages the capabilities of all others. With Tropix, what traditionally would have taken a large custom development effort can now be accomplished by drag and drop.

      Mixxer and Apertura

      Mixxer is a color correction filter for Adobe Photoshop which brings important methodologies originating in high-end proprietary prepress workstations to the Macintosh. Apertura enables Adobe Photoshop to open one or more smaller portions of most popular image formats including native Scitex CT and LWs. This dramatically increases the effectiveness of using Adobe Photoshop for full resolution type corrections on lineworks and localized edits on even the largest image.

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

Marketing and Sales

      The principal objective of the Company's marketing strategy is to continue to expand the sale of the Company's type products and software to OEMs and ISVs, who integrate the Company's software into their own products, and its on-demand publishing software to corporate direct marketing departments, design firms, advertising agencies, digital service and print providers, direct mail houses and other corporations and end users. OEM and ISV relationships range from the license of a small group of typefaces to agreements whereby an entire range of type products and/or technologies are incorporated into the customer's hardware or software products. As new opportunities arise, particularly in the newly emerging areas of corporate intranets and portable document software, the Company intends to evaluate other marketing approaches.

      The Company's sales organization, as of March 25, 1999, consisted of seven people focused on OEM and ISV sales and three people focused on corporate direct sales. The Company's sales efforts are managed from its corporate headquarters in Cambridge, Massachusetts. In addition, the Company maintains a European sales headquarters in Cheltenham, England. The Company also has a sales agent based in Tokyo to facilitate OEM sales to Japanese hardware manufacturers. The Company's sales personnel receive a base salary plus commissions based on meeting annual sales targets, with additional commissions for sales in excess of annual targets.

      The Company seeks to enhance its relationships with existing customers through its four person training and technical support team that works with customers or prospects to support sales and to facilitate the implementation and use of the Company's software products and technologies. Marketing activities are carried out by a team of four people located at the Company's headquarters in

Cambridge, Massachusetts. In addition, the Company promotes its products through attendance and exhibition at major industry trade shows.

Customers

      The Company licenses type products, enabling technologies and TrueDoc to a wide variety of OEM and ISV customers. The Company sells custom and other type products directly to corporate customers. The Company also licenses its on-demand publishing products to major corporations and end users. No single Bitstream customer accounted for 10% or more of the Company's revenues for any of the fiscal years ended September 30, 1994 through December 31, 1998. From time to time, product sales to large customers during a single fiscal quarter may constitute more than 10% of Company revenues for such quarter. In the future, the Company intends to broaden its customer base through expanded product offerings and increased marketing efforts within the OEM/ISV and corporate channels.

Research and Product Development

      Bitstream is committed to developing innovative software to enhance electronic document creation, transport, viewing and printing. To accomplish this goal, the Company has invested, and expects to continue to invest, significant resources in research and development. The Company's research and development activities are centered around advancing the Company's software products for its OEM, ISV and corporate customers and advancing on-demand publishing products and technologies developed by its wholly-owned subsidiary, Pageflex Inc. The Company maintains specific expertise in the areas of font formats, multi-lingual fonts, font portability, font compression and font processing technology, digital asset management, OPI server, composition and media technology.

      The Company emphasizes cross-platform portability, small file and application size and extensibility to new technologies in its software development. To support these design objectives, the Company employs advanced software development techniques.

      As of March 25, 1999, the Company employed 33 individuals who engage in research and development activities. Of these, seven focus on type product development, two on developing enabling technology, four on TrueDoc and T2K, seven on NuDoc, ten on Pageflex and three on documentation.

      Competition

      The markets in which the Company participates are intensely competitive, evolving and subject to rapid technological change. The Company expects competition to persist and to increase in the future. The Company believes that while it competes with no single organization across its entire product line, a variety of companies offer products which compete with some of its products. Certain of the Company's competitors, including Adobe and Agfa Division, Miles Inc. ("Agfa"), have greater name recognition, a larger customer base and significantly greater financial, technical and marketing resources than the Company. The Company's products compete with the solutions offered by a variety of companies, including other suppliers of enabling technologies, software application developers, and vendors of computer operating systems. Moreover, the market for the Company's enabling technologies and products may be adversely impacted to the extent that computer hardware, operating system and application software vendors incorporate similar functionality or bundle competitive offerings with their products and thereby reduce the market for the Company's technology or products. The Company's markets are the subject of intense industry activity, and it is likely that a number of software developers are devoting significant resources to developing and marketing technology and products that may compete with the Company's technology and products.

      The competition for the Company's sales of type products to OEM and ISV customers generally comes from a number of comparably sized or smaller companies offering their own type libraries and custom type services. Competition with the Company's enabling technologies principally comes from Agfa with its Universal Font Scaling Technology ("UFST"). UFST has a similar architecture to the Company's 4-in-1 enabling technology product. The competition for TrueDoc consists primarily of software from Agfa, which includes a font compression technology known as MicroType Express. The competition for the Company's on-demand publishing products comes from a couple of smaller companies offering their own on-demand publishing solutions.

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

      The Company's policy is to apply for U.S. patents with respect to its technology and seek copyright registration of its technology or trademark registration of its marks from time to time when management determines that it is competitively advantageous and cost effective to do so. The Company has been granted three patents by the United States Patent and Trademark Office and each is directed to certain aspects or applications of the Company's TrueDoc technology. Additionally, the Company has sought foreign patent rights to certain aspects of its TrueDoc technology by filing an International Application under the Patent Cooperation Treaty.

      Bitstream(R) and TrueDoc(R) are federally registered trademarks of the Company. All other trademarks, service marks or tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners.

      Employees

      As of March 25, 1999, the Company employed 66 persons, including 14 in sales and marketing, 33 in research and development and 19 in general administrative functions. Of the Company's 66 employees, 63 are full time and 3 are part time. The Company also retains consultants from time to time to assist it with particular projects for limited periods of time. The Company believes that its future success will depend in part on its ability to attract, motivate and retain highly qualified personnel. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

Executive Officers of the Registrant

      The Company's executive officers and their ages as of March 25, 1999 are as follows:

      Name         Age                            Position
---------------    ---        --------------------------------------------------

Charles Ying       52         Chairman of the Board and Chief Executive Officer
Paul Trevithick    39         President
Anna M. Chagnon    32         Executive Vice President, Chief Financial Officer,
                              Chief Operating Officer and General Counsel
John S. Collins    59         Vice President, Engineering

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

      Paul Trevithick has served as President of the Company since August 1998. From April 1997 to August 1998, he served as the Company's Vice President, Marketing. From 1985 to April 1997, Mr. Trevithick was President, Chief Executive Officer and founder of Archetype, Inc. which merged with Bitstream in 1997. Mr. Trevithick holds a B.S.E.E. from the Massachusetts Institute of Technology.

      Anna M. Chagnon has served as Executive Vice President, Chief Operating Officer, Chief Financial Officer and General Counsel of the Company since August 1998. From July 1997 to August 1998, she served in various positions at the Company including Vice President, Finance and Administration, Chief Financial Officer and General Counsel and Vice President and General Counsel. From November of 1996 to July 1997, Ms. Chagnon was Counsel to Progress Software Corporation, a developer and worldwide supplier of solutions to build, deploy and manage applications across Internet, client/server and host/terminal computing environments. From August 1994 to November 1996 she was an attorney for the Boston law firm of Peabody & Arnold LLP where she specialized in corporate, securities, finance and intellectual property law. She holds a Bachelor of Science degree, summa cum laude, from Northeastern University and a Juris Doctor degree from Boalt Hall School of Law of the University of California at Berkeley. She is also currently pursuing a Master of Business Administration with a concentration in Finance at Babson College.

      John S. Collins has been Vice President of Engineering since 1988 and Chief Technology Officer since August 1998. Mr. Collins was the inventor or a co-inventor in respect of a number of the patents held by the Company relating to font imaging technology. He is the principal inventor of the Company's TrueDoc technology. Mr. Collins holds a B.Sc. and a PhD in Electrical Engineering from the University of London.

ITEM 2. Properties

      The Company's corporate headquarters is located in Cambridge, Massachusetts where it currently leases approximately 27,500 square feet under a lease expiring in October 2003. The Company currently subleases to a third party approximately 4,700 square feet of its leased premises under a sublease expiring in January 2001. Management believes that these facilities are adequate for the Company's current needs and that suitable additional space, should it be needed, will be available on commercially reasonable terms.

ITEM 3. Legal Proceedings

      On November 22, 1996, Mr. Robert S. Friedman, a former director and officer of the Company, and Mr. Gordon Greer, and Ms. Faith G. Friedman, as trustees of the Robert S. Friedman Family Trust, filed a lawsuit in the Middlesex County Superior Court of Massachusetts against the Company, asserting that the Company has breached certain obligations the plaintiffs allege are due to them under a separation agreement dated May 22, 1991 (the "Separation Agreement") between Mr. Friedman and the Company. The plaintiffs are seeking monetary damages from the Company based on their claim that, in connection with the 1994 recapitalization of the Company, the Company allegedly made adjustments to the stock and options of the officers of the Company and that a provision in the Separation Agreement entitled the plaintiffs to equivalent adjustments with respect to the stock and options of the Company held by them. The plaintiffs further allege that the breach by the Company resulted in a loss to them of stock and options valued at approximately $2.2 million. The Company believes that these claims are without merit and is vigorously contesting their validity.

ITEM 4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

      Market Information

      The Class A Common Stock of the Company began trading publicly on the Nasdaq National Market tier of The Nasdaq Stock Market on October 30, 1996 under the symbol "BITS." Prior to October 30, 1996, there was no public market for Bitstream's Class A Common Stock. The following table sets forth the high and low closing sale prices of the Company's Class A Common Stock as reported on the Nasdaq National Market for the periods commencing January 1, 1997 through December 31, 1997 and January 1, 1998 through December 31, 1998. Such information reflects interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

                                1997                             1998
                                ----                             ----
                       High             Low            High                 Low
                       ----             ---            ----                 ---
First Quarter         $6.250           $3.875         $3.375              $1.750
Second Quarter        $4.375           $2.375         $2.500              $1.750
Third Quarter         $3.000           $1.500         $2.000              $1.313
Fourth Quarter        $2.750           $1.594         $1.625              $1.313

      As of March 25, 1999, the Company's Class A Common Stock was held by approximately 104 holders of record and the Company believes that the Company's Class A Common Stock was beneficially held by more than 500 holders. As of March 25, 1999, the Company's Class B Common Stock was not held by any holders of record.

Dividends

      The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends on its capital stock in the foreseeable future.

Recent Sales of Unregistered Securities

      During the fiscal year ended December 31, 1996, the Company issued an aggregate of 6,833 shares of Class A Common Stock in connection with the exercise of 6,833 vested options and warrants issued under the Company's 1994 Stock Plan. During the fiscal year ended December 31, 1997, the Company issued an aggregate of 137,895 shares of Class A Common Stock in connection with the exercise of 137,895 vested options and warrants issued under the Company's 1994 Stock Plan and 1996 Stock Plan and 510,322 shares of Class A Common Stock were issued in connection with the acquisition of Archetype, Inc. During the fiscal year ended December 31, 1998, the Company issued an aggregate of 498,603 shares of Class A Common Stock in connection with the exercise of 498,603 vested options and warrants issued under the Company's 1994 Stock Plan, 1996 Stock Plan and 1997 Stock Plan. There were no unregistered securities sold by the Company during the fiscal year ended December 31, 1998.

      The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 promulgated thereunder, in that they were issued either pursuant to written compensatory benefits plans or pursuant to a written contract relating to compensation, as provided by Rule 701. In addition, on September 30, 1997, the Company filed a Registration Statement on Form S-8 under the Securities Act of 1933, as amended, registering up to an aggregate of 3,500,000 shares of the Company's Class A Common Stock, par value $.01 per share, which may be issued upon exercise of stock options and warrants granted or which may be granted under the Company's 1997 Stock Plan, 1996 Stock Plan and 1994 Stock Plan.

Use of Proceeds

      As of December 31, 1998, the approximately $12,200,000 net proceeds from the Company's initial public offering (IPO) of its Class A Common Stock pursuant to its Registration Statement on Form S-1, Commission File No. 333-11519, declared effective October 30, 1996, have been used as follows:
(i) approximately $200,000 for the buildout of Bitstream's leased facilities in Cambridge, Massachusetts to accommodate the additional personnel that joined the Company as a result of the acquisition of Archetype, Inc.;
(ii) approximately $6,041,000 for the acquisitions of Mainstream Software Solutions, Ltd., Archetype, Inc., Type Solutions, Inc., and certain assets of Alaras Corporation; (iii) approximately $1,500,000 for the repayment of indebtedness, of which approximately $548,000 was paid to officers, directors and 10% stockholders of the Company and approximately $762,000 of which was paid to third parties; (iv) approximately $850,000 for royalty payments to others; (v) $500,000 for the investment in DiamondSoft, Inc.; and
(vi) approximately $746,000 for the purchase and installation of equipment. The remaining net proceeds from the IPO are invested in short-term, interest-bearing, investment-grade securities.

ITEM 6. Selected Consolidated Financial Data

      The selected consolidated financial data presented below as of December 31, 1996, 1997 and 1998 and for the three years in the period ended December 31, 1996, 1997 and 1998 have been derived from, and are qualified by reference to, the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is included elsewhere in this Report. The selected consolidated financial data presented below for the two years in the period ended September 30, 1995 and the three months ended December 31, 1995 have been derived from, and are qualified by reference to, the Company's audited financial statements, which are not included in this Report. The selected consolidated statement of operations data for the three months ended December 31, 1994 have been derived from the unaudited consolidated financial statements of the Company, which are not included in this Report. In the opinion of management, the unaudited financial statements of the Company have been prepared on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation of financial position and results of operations for these periods. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements of the Company and Notes thereto, with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report, and other financial data appearing elsewhere herein.

                      SELECTED CONSOLIDATED FINANCIAL DATA

                                                 -------------------------------------------------------------------------------
                                                           Years Ended                Three Months Ended         Years Ended
(In thousands, except per share data)                      December 31,                   December 31,           September 30,
                                                 -------------------------------------------------------------------------------
                                                   1998        1997       1996(1)     1995(1)     1994(1)     1995(1)     1994
                                                   ----        ----       -------     -------     -------     -------     ----
                                                                                                (Unaudited)
Consolidated Statements of Operations Data:
Revenues .....................................   $  8,870    $ 13,102    $ 10,551    $  2,355    $  2,276    $  8,970   $  9,832
Cost of revenues .............................      1,522       1,518       1,858         411         273       1,579      2,299
                                                 --------    --------    --------    --------    --------    --------   --------
  Gross profit ...............................      7,348      11,584       8,693       1,944       2,003       7,391      7,533
                                                 --------    --------    --------    --------    --------    --------   --------
Operating expenses:
  Marketing and selling ......................      5,696       6,621       4,386         978         740       3,264      3,334
  Research and development ...................      4,404       2,826       1,512         331         255       1,071      1,534
  General and administrative .................      1,742       2,104       1,533         385         266       1,261      1,281
  In-process research and development ........         --       4,930          --          --          --          --         --
  Severance and other nonrecurring
    compensation .............................      2,647       1,371          --          --          --          --         --
  Restructuring charge .......................         --          --          --          --          --          --        365
                                                 --------    --------    --------    --------    --------    --------   --------
     Total operating expenses ................     14,489      17,852       7,431       1,694       1,261       5,596      6,514
  Gain on sale of assets .....................     10,317          --          --          --          --          --         --
Operating income (loss) ......................      3,176      (6,268)      1,262         250         742       1,795      1,019
Loss on investment in
  DiamondSoft, Inc. ..........................        (56)         --          --          --          --          --         --
Other income (expense), net ..................        489         510         (19)         17          (2)         11        (40)
                                                             --------    --------    --------    --------    --------   --------
Provision for (benefit from) income taxes ....        775         232         (94)       (471)         17         118        133
                                                 --------    --------    --------    --------    --------    --------   --------
Net income (loss) ............................   $  2,834    $ (5,990)   $  1,337    $    738    $    723    $  1,688   $    846
                                                 ========    ========    ========    ========    ========    ========   ========

Basic net income (loss) per share (2) ........   $   0.42    $  (0.95)   $   1.07    $   0.21                $   0.45
                                                 ========    ========    ========    ========                ========
Basic weighted average shares
  outstanding (2) ............................      6,751       6,303       1,248       3,486                   3,765
                                                 ========    ========    ========    ========                ========
Diluted net income (loss) per share (2) ......   $   0.38    $  (0.95)   $   0.25    $   0.16                $   0.34
                                                 ========    ========    ========    ========                ========
Weighted average common shares outstanding
   and dilutive potential common shares (2) ..      7,443       6.303       5,404       4,730                   5,009
                                                 ========    ========    ========    ========                ========


                                                        ---------------------------------------------------------------
                                                                  As of December 31,                As of September 30,
                                                        ---------------------------------------------------------------
                 (In thousands)                           1998      1997      1996    1995(1)            1995       1994
                                                        ---------------------------------------------------------------
Consolidated Balance Sheet Data:
Cash and cash equivalents ...........................   $14,252   $ 6,364   $11,718   $   390         $   523   $   654
Working capital (deficit) ...........................    12,640     9,213    14,220     1,245             881      (920)
Total assets ........................................    20,711    17,009    17,477     4,328           3,194     2,640
Long-term obligations ...............................        54        73        99       210             124       125
Mandatorily redeemable convertible preferred stock ..        --        --        --        --              --     2,311
Stockholders' equity (deficit) ......................    16,277    12,683    15,359     1,806           1,066    (3,041)

----------
(1) Effective December 31, 1995, the Company changed its fiscal year end from a fiscal year end of September 30 to a calendar year end. Because of this change in fiscal year, the Company is presenting certain consolidated statement of operations data for the three months ended December 31, 1994 and December 31, 1995, as well as consolidated balance sheet data as of December 31, 1995.

(2) Calculated on the basis described in Note 3 of Notes to the Consolidated Financial Statements.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

      Bitstream Inc. develops, markets, and supports software technologies and applications for the graphics communications industry. The Company primarily licenses its products, including text imaging and page layout technologies, to OEMs and ISVs, for inclusion in their output devices, embedded systems, applications, Internet authoring tools, World Wide Web browsers and other products, and to end users.

      The Company derives revenues principally from the following sources: (i) licensing fees and royalty payments paid by OEM and ISV customers for text imaging and page layout technologies; (ii) direct and indirect sales of software publishing applications for the creation, enhancement, management, transport, viewing and printing of electronic information; (iii) direct sales of custom and other type products to end users such as graphic artists, desktop publishers and corporations; and (iv) sales of type products to foreign customers primarily through distributors. Royalty payments due from OEM and ISV customers, who generally pay specified minimums or fixed fees for the right to include the Company's products as a component of a larger product for a specified time period or volume limit, are generally recognized as revenue at the time the software is delivered to the OEM or ISV customer. Certain OEM and ISV customers pay royalties only upon the sublicensing of the Company's products to end users. Royalties due from these OEM and ISV customers are recognized when such sublicenses are reported to the Company by the OEM or ISV customer. Revenues from sales to end users and foreign distributors are generally recognized at the time the software products are delivered to the customer. The Company recognizes revenue under software development contracts as services are provided for per diem contracts or by using the percentage-of-completion method of accounting for long-term fixed price contracts.

      In January 1997, the Company purchased substantially all of the assets of Mainstream Software Solutions ("Mainstream"), a corporation organized under the laws of England primarily engaged in the business of marketing, selling, distributing and supporting Bitstream type products in the United Kingdom, for approximately $505,000. As a result, Bitstream directly distributes its own products in the United Kingdom.

      In April 1997, the Company acquired Archetype, Inc. ("Archetype" and together with Mainstream, the "Acquired Subsidiaries"), a Delaware corporation primarily engaged in the business of developing and marketing server-based information management computer software for the graphic arts industry. Archetype's products include: MediaBank, a digital asset management product that allows for the cataloging, archiving, and management of electronic images, text and documents; InterSep OPI and InterSep Output Manager, advanced open prepress interface and print management products for raster image processors and servers; and NuDoc, an advanced document composition technology. Pursuant to an Asset Purchase Agreement dated August 28, 1998, the Company sold substantially all of the assets relating to its MediaBank and InterSep OPI product lines to Inso Providence Corporation of Boston, Massachusetts for net cash proceeds of $11,400,000.

      In November 1998, the Company purchased certain assets of Alaras Corporation ("Alaras"), a North Carolina corporation primarily engaged in the business of developing, marketing and distributing its software products to the electronic publishing market. Alaras' product lines acquired by the Company include: Tropix, a workflow application to automate repetitive steps in electronic publishing production; Mixxer, a color correction filter for Adobe Photoshop; and Apertura, an application which enables Adobe Photoshop to open one or more smaller portions of most popular image formats.

      In December 1998, the Company acquired all of the outstanding stock of Type Solutions, Inc., a New Hampshire corporation primarily engaged in the business of developing and licensing font rendering technologies, for $600,000 in cash.

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

IMPACT OF YEAR 2000 ISSUE

YEAR 2000 READINESS DISCLOSURE - made pursuant to the Year 2000 Information and Readiness Disclosure Act, Pub. L. No. 105-271 (1998)

      The Year 2000 presents potential concerns and issues for the Company as well as other companies in the software industry. In general, Year 2000 readiness issues typically arise in computer software and hardware systems that use two digit date formats, instead of four digit dates, to represent a particular year. Users must test their unique combination of hardware, system software (including databases, transaction processors, and operating systems) and application software in order to achieve Year 2000 readiness. This issue creates risk for the Company from unforeseen problems in its own computer and embedded systems and from third parties with whom the Company deals on financial and other transactions worldwide. Failure of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business.

YEAR 2000 COMMITTEE

      The Company has established a Year 2000 steering committee to evaluate, plan and implement policies and practices, including contingency planning, and to address the impact of the Year 2000 on the Company and its products. The Company's Year 2000 readiness preparations fall into three categories:
(1) product readiness, addressing product functionality; (2) internal readiness, addressing the Year 2000 operability of internal information technology ("IT") systems and mission critical non-IT systems; and (3) third party readiness, addressing the preparedness of relevant third parties and the Year 2000 operability of products furnished for internal use and resale. After reviewing these areas, the committee will report to the Board of Directors specific areas of concern and a plan for resolving and further testing of any remaining Year 2000 issues. The committee will also formulate a contingency plan in the event that the committee reasonably determines that certain Year 2000 issues may not be resolved by the end of 1999 or if unforeseen problems arise.

STATUS OF INVESTIGATION - PRODUCT READINESS

      The Company has established Year 2000 date operability standards against which the most current versions of its software products are being tested. During 1997, the Company initiated a program to update its accounting and information systems, where applicable, to ensure that its computer systems are Year 2000 compliant. Bitstream currently expects to be substantially complete analyzing its current internal systems, as well as developing contingency plans for certain internal systems, by mid-1999. In addition, the Company maintains a Year 2000 expert on its staff to continue to assess, plan and implement solutions that will prepare its internal systems for January 1, 2000. Bitstream believes that these solutions will not pose significant operational problems for the Company, and that the costs of such preparations will not be material. However, if contingency plans were to fail or new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

The Company has completed testing of its current software products and believes the most current versions conform to these standards and are Year 2000 ready. Despite the Company's testing, there can be no assurance that the Company's products do not contain undetected errors or defects related to Year 2000 operability that may result in material costs to the Company or that the Company's products contain all features and functionality considered necessary by customers, end users and distributors to be Year 2000 ready.

      While the Company believes that most of its current releases of products are Year 2000 ready, other factors may result in an application created using the Company's products not being Year 2000 ready. Some of these factors include improper programming techniques used by third parties in creating the application, customization, or non-compliance of hardware, software or firmware not provided by the Company with which the products operate. The Company does not believe that it would be liable in such an event. However, due to the unprecedented nature of the potential litigation related to Year 2000 readiness as discussed in the industry and popular press, the most likely worst case scenario is that the Company would be subject to litigation. It is uncertain whether or to what extent the Company may be affected by such litigation.

      The Company has tested only the current versions of its products, and does not plan to test earlier versions of products. The Company believes a substantial number of the Company's customers are running product versions which have not been tested and may experience Year 2000 date related operability issues. The Company is in the process of identifying these customers and encouraging them to upgrade to current versions of the products. Further, the Company cautions users of such products to conduct their own Year 2000 operability testing to determine if continued use of the products allows them to meet their own Year 2000 readiness objectives. While many customers will be upgraded to Year 2000 ready versions of products under maintenance coverage, if eligible, in the normal course the Company expects to incur some increased expenses associated with the furnishing of upgrades and modifications. In addition, the ability of the Company to implement upgrades in time to meet customer's Year 2000 readiness requirements requires the continued availability of qualified technical personnel and the Company may incur additional costs to attract and retain such personnel as the Year 2000 draws closer. At this time the Company does not believe that the cost of potential upgrades or modifications will have a material effect on the Company's business, financial condition and operating results.

STATUS OF INVESTIGATION - INTERNAL READINESS

      The Company is engaged in conducting a Year 2000 readiness audit of its internal IT and non-IT systems (including telecommunication, facilities management, safety and security systems). Although the Company is not presently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, the Company is continuing its investigation and there can be no assurance that the Company will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems, which include third party hardware, firmware, and software. The Company anticipates finalizing its testing of internal IT and non-IT systems on or about September 30, 1999.

STATUS OF INVESTIGATION - THIRD PARTY READINESS

      The Company is continuing to assess the Year 2000 readiness of material third parties, such as public utilities and key clients or suppliers, who provide external services to the Company. The Company expects to substantially complete these assessments and testing by the middle of 1999. The Company has certain key relationships with suppliers which furnish components and software used by the Company in its products. If these suppliers fail to adequately address the Year 2000 issue for the products they supply to the Company, such failure could have a material adverse effect on the Company's operations, reputation, and financial results. Certain of the Company's products contain third party components and software that are integral to their operation for which the cost and time to integrate alternative components or software into these products would be material.

CONTINGENCY PLANS AND WORST CASE SCENARIO

      At the present time, the Company is in the process of outlining contingency plans to operate in the event that its products, systems, or business partners are not Year 2000 ready. If the Company's investigations suggest that there is a significant risk that certain products, systems, or business partners might not be Year 2000 ready, the Company will modify its contingency plans accordingly.

COSTS, SOURCE OF FUNDS AND ACCOUNTING TREATMENT

      The Company's policy is to expense all costs related to its Year 2000 compliance program unless the useful life of the technological asset is extended or increased. The expenses incurred to date have not had a material impact on the Company's results of operations or financial condition. At this time, the Company intends to fund Year 2000 expenses through cash flows from operations.

FORWARD LOOKING STATEMENTS

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

Results of Operations

      The following table sets forth the percentage of revenues represented by certain items reflected in the Company's Statements of Operations Data for the periods presented:

                                                            Years Ended
                                                            December 31,
                                                      ------------------------
                                                       1998     1997      1996
                                                      -----    -----     -----
Revenues ..........................................   100.0%   100.0%    100.0%
Cost of revenues ..................................    17.2     11.6      17.6
                                                      -----    -----     -----
  Gross profit ....................................    82.8     88.4      82.4
                                                      -----    -----     -----
Operating expenses:
  Marketing and selling ...........................    64.2     50.5      41.6
  Research and development ........................    49.7     21.6      14.3
  General and administrative ......................    19.6     16.1      14.5
  In-process research and development .............      --     37.6        --
  Severance and other nonrecurring compensation ...    29.8     10.5        --
                                                      -----    -----     -----
     Total operating expenses .....................   163.3    136.3      70.4
                                                      -----    -----     -----
Gain on sale of assets ............................   116.3       --        --
    Operating income (loss) .......................    35.8    (47.9)     12.0
                                                      -----    -----     -----
Other income (expense), net .......................     4.9      3.9      (0.2)
                                                      -----    -----     -----
Provision for (benefit from) income taxes .........     8.7      1.8      (0.9)
                                                      -----    -----     -----
    Net income (loss) .............................    32.0%   (45.7)%    12.7%
                                                      =====    =====     =====

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

      Revenues. Revenues for the year ended December 31, 1998 decreased by approximately $4.2 million, or 32%, to approximately $8.9 million compared to approximately $13.1 million for the year ended December 31, 1997. The decrease in revenues for the year ended December 31, 1998 as compared to the year ended December 31, 1997 is primarily a result of (a) the sale of substantially all of the assets relating to the Company's MediaBank(TM) and InterSep(TM) OPI product lines to Inso Providence Corporation in August, 1998, (b) weaker than expected demand in OEM channels for the Company's traditional type products; and (c) slower than anticipated growth in emerging markets for the Company's type and technology products. Revenues relating to the product lines sold to Inso Providence Corporation in the year ended December 31, 1998 totaled approximately $2.6 million.

      Revenues from product sales to OEM and ISV customers for the year ended December 31, 1998 decreased by approximately $4.6 million, or 51.1%, to approximately $4.4 million, from approximately $9.0 million for the year ended December 31, 1997, as a result of weaker than expected demand in OEM channels for the Company's traditional type products and slower than anticipated growth in emerging markets for the Company's type and technology products. Revenues from product sales to end users and distributors for the year ended December 31, 1998 increased by $500,000, or 12.5%, to $4.5 million, from $4.0 million for the year ended December 31, 1997, as a result of increased demand for the Company's retail type and technology products.

      Gross Profit. Gross profit for the year ended December 31, 1998 decreased by approximately $4.3 million, or 37.1%, to approximately $7.3 million, compared to approximately $11.6 million for the year ended December 31, 1997. Gross profit as a percentage of revenues for the year ended December 31, 1998 decreased to 82.8% compared to 88.4% for the year ended December 31, 1997. The decreases in gross profit and gross profit as a percentage of revenues are a result of the sale of substantially all of the assets relating to the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August, 1998.

      Selling and Marketing. Selling and marketing expenses for the year ended December 31, 1998 decreased by $925,000, or 14.0%, to approximately $5.7 million compared to approximately $6.6 million for the year ended December 31, 1997. Selling and marketing expenses as a percentage of revenues for the year ended December 31, 1998 increased to 64.2% from 50.5% for the year ended December 31, 1997. The decrease in selling and marketing expenses reflects a reduction in salary expense of sales and marketing personnel from the headcount reductions that occurred in March and June of 1998 offset by the addition of travel, trade show and other marketing program expenses from Archetype operations for the year ended December 31, 1998.

      Research and Development. Research and development expenses for the year ended December 31, 1998 increased by $1.6 million, or 55.8%, to $4.4 million compared to $2.8 million for the year ended December 31, 1997. Research and development expenses as a percentage of revenues for the year ended December 31, 1998 increased to 49.7% compared to 21.6% for the year ended December 31, 1997. The increase in research and development expenses in dollars, and as a percentage of revenues, reflects the ongoing investment in additional personnel to support expanded development of the Company's enabling technologies such as NuDoc and Pageflex.

      General and Administrative. General and administrative expenses for the year ended December 31, 1998 decreased by $362,000, or 17.2%, to $1.7 million compared to $2.1 million for the year ended December 31, 1997. General and administrative expenses represented 19.6% of revenues for the year ended December 31, 1998 compared to 16.1% for the year ended December 31, 1997. The decreases in general and administrative expenses, is primarily due to the elimination of duplicative general and administrative functions and administrative costs, including rent, utilities and other costs associated with Archetype's Burlington, Massachusetts office and a reduction in salary expense of general and administrative personnel as a result of the headcount reductions that occurred in March and June of 1998.

      Severance and Other Non-Recurring Compensation. Operating expenses for the year ended December 31, 1998 include $2.65 million for severance and other non-recurring compensation expenses related to certain former executives and employees as a result of the headcount reductions that occurred in March and June of 1998. Operating expenses for the year ended December 31, 1997 reflect $1.4 million for severance and other non-recurring compensation expenses incurred in connection with the acquisition of Archetype and certain arrangements between the Company and certain former high-level executives.

      Gain on Sale of Assets. Reflected in income from operations for the year ended December 31, 1998 is a gain of approximately $10.3 million on the sale of substantially all assets of the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August 1998.

      The Company recorded a tax provision for the year ended December 31, 1998 of $775,000. This provision consisted of foreign tax liabilities of $104,000 relating mainly to sales to customers in Asia and approximately $671,000 to record federal and state income taxes payable in connection with a pre-tax gain of approximately $10.3 million on the sale of substantially all assets of its MediaBank and InterSep OPI products lines to Inso Providence Corporation in August 1998. The Company recorded a tax provision for the year ended December 31, 1997 of $232,000. This provisions consists of foreign tax liabilities of $190,000 relating to sales to customers in Japan and federal and state income tax provision totaling $42,000.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

      Revenues. Revenues for the year ended December 31, 1997 increased by approximately $2.6 million, or 24.5%, to approximately $13.2 million compared to approximately $10.6 million for the year ended December 31, 1996. Revenues from product sales to OEM and ISV customers for the year ended December 31, 1997 increased by approximately $300,000, or 3.4%, to approximately $9.0 million, from approximately $8.7 million for the year ended December 31, 1996, as a result of an increase in the licensing of the Company's application products to OEM and ISV customers of the Company's Acquired Subsidiaries. Revenues from product sales to end users and distributors for the year ended December 31, 1997 increased by $2.2 million, or 122.2%, to $4.0 million, from $1.8 million for the year ended December 31, 1996, as a direct result of the revenues produced by the Company's Acquired Subsidiaries.

      Gross Profit. Gross profit for the year ended December 31, 1997 increased by approximately $2.9 million, or 33.3%, to approximately $11.6 million, compared to approximately $8.7 million for the year ended December 31, 1996. The increase in gross profit was a result of a decrease in third party royalties paid by the Company on type technologies as well as the addition of revenues of the Company's Acquired Subsidiaries.

      Marketing and Selling. Marketing and selling expenses for the year ended December 31, 1997 increased by approximately $2.2 million, or 50.0%, to approximately $6.6 million, compared to approximately $4.4 million for the year ended December 31, 1996 due to the addition of the sales, marketing and support programs of the Acquired Subsidiaries.

      Research and Development. Research and development expenses for the year ended December 31, 1997 increased by approximately $1.3 million, 86.7%, to approximately $2.8 million, compared to approximately $1.5 million for the year ended December 31, 1996. This increase reflects the costs associated with the addition of engineering personnel from Archetype to support the application products and the expanded development of the Company's enabling technologies. Research and development expenses consist primarily of personnel costs and fees paid for outside software development and consulting fees. The Company expects to increase research and development expenditures in absolute dollars in future periods to support development of current and future products and technologies.

      General and Administrative. General and administrative expenses for the year ended December 31, 1997 increased by $571,000, or 38.1%, to approximately $2.1 million, compared to $1.5 million for the year ended December 31, 1996. General and administrative expenses principally consist of payroll costs to executives, office, MIS and accounting personnel, as well as outside professional fees and the amortization of goodwill of the Acquired Subsidiaries.

      In-Process Research and Development. The $4,930,000 expensed to in-process research and development during the year ended December 31, 1997 is related to projects that had not yet reached technological feasibility and that, until completion of the development, had no alternative future use. These projects were deemed to require substantial high risk development and testing by the Company prior to reaching technological feasibility which resulted in the determination to write-off.

      When excluding one time charges of the in-process research and development of $4.9 million and severance and other nonrecurring compensation of $1.4 million, the Company would have shown net income of approximately $311,000 for the year ended December 31, 1997.

      The Company recorded a tax provision for the year ended December 31, 1997 of $232,000. This provision consists of foreign tax liabilities of $190,000 relating to sales to customers in Japan and federal and state income tax provisions totalling $42,000. For the year ended December 31, 1996, the Company recorded a tax benefit of $94,000.

Liquidity and Capital Resources

      The Company has funded its operations primarily through the public sale of equity securities and cash flow from operations.

      The Company's operating activities used cash of approximately $1.2 million for the year ended December 31, 1998 as compared to $477,000 for the year ended December 31, 1997. The cash used during 1998 is primarily due to decreases in accounts payable and accrued expenses. The cash used during 1997 is primarily due to operating losses.

      The Company's investing activities provided cash of approximately $8.7 million for the year ended December 31, 1998 as compared to using $4.9 million for the year ended December 31, 1997. The cash provided during the year ended December 31, 1998 is primarily due to the net cash receipt of $11.4 million from the sale of substantially all of the assets relating to the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August, 1998, offset by an equity investment of $500,000 in DiamondSoft, Inc., a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets; the purchase of all of the outstanding stock of Type Solutions, Inc. for $600,000;

the purchase of certain assets of Alaras Corporation for $1.3 million; and the purchase of property and equipment of $335,000. For the year ended December 31, 1997, investing activities consisted primarily of the purchase of Archetype, Inc. as well as the purchase of substantially all of the assets of Mainstream Software Solutions, Ltd.

      The Company's financing activities provided cash of $432,000 for the year ended December 31, 1998 and provided cash of $16,000 for the year ended December 31, 1997. The cash provided in the year ended December 31, 1998 was primarily due to proceeds from the exercise of stock options.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Derivative Financial Instruments, Other Financial Instruments, and Derivative Commodity Instruments.

      As of December 31, 1998, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures.

      The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

      The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the year ended December 31, 1998. Currently the Company does not engage in foreign currency hedging activities.

ITEM 8. Financial Statements and Supplementary Data

      The index to Financial Statements appears on page F-1, the Report of Independent Public Accountants appears on page F-2, and the Consolidated Financial Statements and Notes to Consolidated Financial Statements appear on pages F-1 to F-20.

ITEM 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

      The information required by this Item concerning directors is incorporated by reference to the sections entitled "Proposal No. 1 - Election of Directors" and "Board of Directors" in the Registrant's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 3, 1999 and filed with the Securities and Exchange Commission by April 30, 1999. The information concerning the executive officers of the Company required by this Item is contained in the "Executive Officers of the Registrant" section of Item 1 hereof and is incorporated by reference in this Part III.

      There is incorporated herein by reference to the discussion under "Principal and Management Stockholders - Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held June 3, 1999 the information with respect to any delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. Executive Compensation

      Information required by this Item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 3, 1999 under the heading "Executive Compensation."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

      Information required by this Item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 3, 1999 under the heading "Principal and Management Stockholders."

ITEM 13. Certain Relationships and Related Transactions

      Information required by this Item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 3, 1999 under the heading "Certain Relationships and Related Transactions."

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

      (2) Financial Statement Schedules

            Report of Independent Public Accountants on Financial Statements
            Schedule II - Valuation and Qualifying Accounts

      (3) Exhibits.

      Certain of the exhibits listed hereunder have been previously filed with the Commission as exhibits to certain registration statements and periodic reports as indicated in the footnotes below and are incorporated herein by reference pursuant to Rule 411 promulgated under the Securities Act and Rule 24 of the Commission's Rules of Practice. The location of each document so incorporated by reference is indicated in parenthesis.

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

      3.2.1       Bylaws of the Company (incorporated by reference to Exhibit
                  3.2 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

      3.2.2 Bylaw Amendments adopted by the Board of Directors of the Company on November 6, 1998 (incorporated by reference to
                  Exhibit 2 to the Company's Current Report on Form 8-K filed on November 16, 1998).

      4           Instruments Defining the Rights of Security Holders

      4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

      4.2 Rights Agreement dated as of November 12, 1998 between the Company and BankBoston N.A., as Rights Agent, which includes: as Exhibit A thereto, the Form of Certificate of Designation of Series A Junior Participating Preferred Stock of the Company; as Exhibit B thereto, the Form of Right Certificate; and as Exhibit C thereto, the summary of Rights to Purchase Preferred Shares.

      10          Material Contracts

      10.1 1996 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

      10.2 1994 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

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

      10.4.1 First Amendment to Lease between Athenaeum Group and the Company dated September 7, 1993 (incorporated by reference to
                  Exhibit 10.4.1 to the Company's Registration Statement filed on Form S-1, Registration No. 333-11519, on September 6,
                  1996).

      10.4.2 Second Amendment to Lease between Athenaeum Group and the Company dated July 13, 1994 (incorporated by reference to
                  Exhibit 10.4.2 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

      10.4.3 Third Amendment to Lease between Athenaeum Group and the Company dated July 15, 1996 (incorporated by reference to
                  Exhibit 10.4.3 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

      10.4.4 Fourth Amendment to Lease between Athenaeum Property LLC and the Company dated March 3, 1997 (incorporated by reference to Exhibit 10.4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

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

      *10.4.7 Seventh Amendment to Lease between Athenaeum Property LLC and the Company dated October 1, 1998.

      10.5 First Amendment to Credit Agreement dated August 29, 1997 between BankBoston, N.A. and Company (incorporated by reference to Exhibit 10.4.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

      10.5.1 Amended and Restated Revolving Credit Note dated August 29, 1997 between BankBoston, N.A. and the Company (incorporated by reference to Exhibit 10.4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

      10.5.2 Fourth Amendment to Amended and Restated Credit Agreement dated as of July 15, 1998 between BankBoston, N.A. and the Company (incorporated by reference to Exhibit 10.4.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

      10.5.3 Commercial Demand Note dated August 10, 1998 between BankBoston, N.A. and the Company (incorporated by reference to Exhibit 10.4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

      10.5.4 Pledge Agreement dated August 10, 1998 between BankBoston N.A and the Company (incorporated by reference to Exhibit 10.4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

      10.6 Bridge Loan Agreement dated February 22, 1996 among the Company and certain bridge lenders named therein (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

      10.6.1 Amendment to Loan Agreement and to Waiver and Subordination Agreements dated August 22, 1996 among the Company and certain bridge lenders named therein (incorporated by reference to Exhibit 10.5.1 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

      10.6.2 Amendment No. 2 to Loan Agreement and to Waiver and Subordination Agreements dated October 9, 1996 among the Company and certain bridge lenders named therein (incorporated by reference to Exhibit 10.5.2 to Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on October 15, 1996).

      #10.7 Software License Agreement between Novell, Inc. and the Company, dated as of September 6, 1996 (incorporated by reference to Exhibit 10.6 to Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on October 15, 1996).

      #10.8 Agreement between Tumbleweed Software Corporation and the Company dated as of June 10, 1996 (incorporated by reference to Exhibit 10.7 to Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on October 15, 1996).

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

      10.13 Asset Purchase Agreement among the Company, Archetype, Inc., Inso Corporation and Inso Providence Corporation dated August 28, 1998 (incorporated by reference to Exhibit 99(a) to the Company's Current Report on Form 8-K filed on September 14,
                  1998).

      21          Subsidiaries of Registrant

      *21.1       Subsidiaries of the Company

       23         Consents

      *23.1       Consent of Independent Public Accountants

      27          Financial Data Schedule

      *27.1       Financial Data Schedule

# Pursuant to Rule 406 under the Securities Act, confidential treatment requested as to certain provisions.

* Filed herewith.

(b) REPORTS ON FORM 8-K

      The Company filed a current report on Form 8-K dated November 16, 1998 reporting the adoption of a Stockholder Rights Plan intended to deter coercive and unfair takeover tactics and to impede any change of control that would not be fair to all stockholders.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on this 31st day of March, 1999.

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

       SIGNATURE                       TITLE                          DATE
       ---------                       -----                          ----

/s/ Charles Ying           Chairman of the Board, Director and   March 31, 1999
------------------------   Chief Executive Officer (Principal
Charles Ying               Executive Officer)

/s/ Anna M. Chagnon        Executive Vice President, Chief       March 31, 1999
------------------------   Financial Officer, Chief Operating
Anna M. Chagnon            Officer, Treasurer and  Secretary
                           (Principal Financial Officer and
                           Principal Accounting Officer)

/s/ Amos Kaminski          Director                              March 31, 1999
------------------------
Amos Kaminski

/s/ David G. Lubrano       Director                              March 31, 1999
------------------------
David G. Lubrano

/s/ George B. Beitzel      Director                              March 31, 1999
------------------------
George B. Beitzel

                     INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS OF BITSTREAM INC. AND SUBSIDIARIES

Report of Independent Public Accountants...................................  F-2

Consolidated Balance Sheets as of December 31,1998 and December 31, 1997...  F-3

Consolidated Statements of Operations for the Years Ended December 31,
   1998, 1997 and 1996.....................................................  F-4

Consolidated Statements of Stockholders' Equity for the
   Years ended December 31, 1998, 1997 and 1996............................  F-5

Consolidated Statements of Cash Flows for the Years Ended December 31,
   1998, 1997 and 1996.....................................................  F-6

Notes to Consolidated Financial Statements.................................  F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Bitstream Inc.:

We have audited the accompanying consolidated balance sheets of Bitstream Inc. (a Delaware corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bitstream Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                         /s/ Arthur Andersen LLP
                                                         Arthur Andersen LLP

Boston, Massachusetts
March 3, 1999

                         BITSTREAM INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                                  December 31,
                                                                                  ------------
                                                                                1998        1997
                                                                              --------    --------
                                              ASSETS
Current assets:
  Cash and cash equivalents ...............................................   $ 14,252    $  6,364
  Accounts receivable, net of allowance for doubtful accounts
    of $1,025 and $232 in 1998 and 1997, respectively .....................      1,206       3,694
  Current portion of long-term accounts receivable and extended plan accounts receivable, net of allowance for doubtful accounts
    of $135,000 and $220,000 in 1998 and 1997, respectively ...............        304       1,855
  Deferred tax assets .....................................................        868         868
  Prepaid expenses and other current assets ...............................        390         684
                                                                              --------    --------
       Total current assets ...............................................     17,020      13,465
                                                                              --------    --------

Property and equipment, net ...............................................        853       1,399
                                                                              --------    --------

Other assets:
  Long-term accounts receivable, net of current portion and allowance for doubtful accounts of $73 and $9 in 1998 and 1997,
    respectively ..........................................................   $     93    $     39
  Goodwill, net of amortization of $212 and $334 in
    1998 and 1997, respectively ...........................................      2,133       1,948
  Investment in DiamondSoft, Inc. .........................................        444          --
  Other ...................................................................        168         158
                                                                              --------    --------

    Total other assets ....................................................      2,838       2,145
                                                                              --------    --------

      Total assets ........................................................   $ 20,711    $ 17,009
                                                                              ========    ========


                               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of capital lease obligations .........................   $     27    $     28
  Accounts payable ........................................................        171         753
  Accrued expenses ........................................................      2,344       3,159
  Deferred revenue ........................................................      1,148         313
  Accrued income taxes ....................................................        692          --
                                                                              --------    --------

      Total current liabilities ...........................................      4,382       4,253
                                                                              --------    --------

Capital lease obligations, net of current portion .........................         27          54
Other long-term liabilities ...............................................         27          19
                                                                              --------    --------

      Total long-term liabilities .........................................         54          73


Commitments and Contingencies (Notes 10 and 11):

Stockholders' equity:
  Common stock, $.01 par value, 30,500,000 shares authorized,
    7,055,000 and 6,556,000 shares issued as of
    December 31, 1998 and 1997, respectively ..............................         70          65
  Additional paid-in capital ..............................................     30,714      29,940
  Accumulated deficit .....................................................    (14,449)    (17,283)
  Cumulative translation adjustment .......................................         --         (39)
  Treasury Stock, at cost; 38,549 shares in 1998 ..........................        (60)         --
    Total stockholders' equity ............................................     16,276      12,683
                                                                              --------    --------

      Total liabilities and stockholders' equity ..........................   $ 20,711    $ 17,009
                                                                              ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BITSTREAM INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       For the Years Ended December 31,
                                                       --------------------------------
                                                         1998        1997        1996
                                                       --------    --------    --------
Revenues ...........................................   $  8,870    $ 13,102    $ 10,551
Cost of revenues ...................................      1,522       1,518       1,858
                                                       --------    --------    --------
   Gross profit ....................................      7,348      11,584       8,693
Operating expenses:
   Selling and marketing ...........................      5,696       6,621       4,386
   Research and development ........................      4,404       2,826       1,512
   General and administrative ......................      1,742       2,104       1,533
   Acquired in-process research and development ....         --       4,930          --
   Severance and other non-recurring compensation ..      2,647       1,371          --
                                                       --------    --------    --------

       Total operating expenses ....................     14,489      17,852       7,431

   Gain on sale of assets ..........................     10,317          --          --
                                                       --------    --------    --------

Operating income (loss) ............................      3,176      (6,268)      1,262

   Loss on investment in DiamondSoft, Inc. .........        (56)         --          --
                                                       --------    --------    --------

Interest income (expense), net .....................        489         510         (19)
                                                       --------    --------    --------
   Income (loss) before provision for
   (benefit from) income taxes .....................      3,609      (5,758)      1,243
Provision for (benefit from) income taxes ..........        775         232         (94)
                                                       --------    --------    --------
       Net income (loss) ...........................   $  2,834    $ (5,990)   $  1,337
                                                       ========    ========    ========

Earnings per share:
   Basic ...........................................   $   0.42    $  (0.95)   $   1.07
                                                       ========    ========    ========
   Diluted .........................................   $   0.38    $  (0.95)   $   0.25
                                                       ========    ========    ========

Weighted average shares outstanding:
   Basic ...........................................      6,751       6,303       1,248
                                                       ========    ========    ========
   Diluted .........................................      7,443       6,303       5,404
                                                       ========    ========    ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BITSTREAM INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                 (IN THOUSANDS)

                               Convertible Preferred Stock     Common Stock
                               ---------------------------  ---------------------    Additional
                                   Number        $.01        Number       $.01        Paid-in
                                  of Shares   Par Value     of Shares   Par Value     Capital
                                  --------    --------      --------     --------     --------
BALANCE,
 DECEMBER 31, 1995 ............      3,174    $     32           312     $      3     $ 14,449
  Exercise of stock options
   and warrants ...............         --          --             7           --            5
  Cumulative translation
   adjustment .................         --          --            --           --           --
  Conversion of convertible
   preferred stock into
   common stock ...............     (3,174)        (32)        3,174           32           --
  Sale of 2,415 shares of
   common stock in initial
   public offering, net of
   issuance costs of $1,269             --          --         2,415           24       12,183
  Net income ..................         --          --            --           --           --
  Comprehensive net income
   for the year ended
     December 31, 1996 ........         --          --            --           --           --
                                  --------    --------      --------     --------     --------

BALANCE,
 DECEMBER 31, 1996 ............         --          --         5,908           59       26,637
  Exercise of stock options
   and warrants ...............         --          --           138            1          124
  Issuance of Class A common
   stock upon merger ..........         --          --           510            5        1,602
  IPO related expenses ........         --          --            --           --          (68)
  Issuance of options upon
   merger .....................         --          --            --           --        1,400
  Options issued for
   severance ..................         --          --            --           --          245
  Cumulative translation
   adjustment .................         --          --            --           --           --
  Net loss ....................         --          --            --           --           --
  Comprehensive net loss for
   the year ended
   December 31, 1997 ..........         --          --            --           --           --
                                  --------    --------      --------     --------     --------

BALANCE,
 DECEMBER 31, 1997 ............         --    $     --         6,556     $     65     $ 29,940
  Exercise of stock options
   and warrants ...............         --          --           499            5          444
  Deferred compensation
   expense related to
   options ....................         --          --            --           --          330
  Treasury stock received
   from acquisition
   escrow (see Note 4) ........         --          --            --           --           --
  Cumulative translation
   adjustment .................         --          --            --           --           --
  Net income ..................         --          --            --           --           --
  Comprehensive net income
   for the year ended
   December 31, 1998 ..........         --          --            --           --           --

BALANCE,
 DECEMBER 31, 1998 ............         --    $     --         7,055     $     70     $ 30,714
                                  ========    ========      ========     ========     ========









                                                Cumulative      Treasury Stock         Total
                                 Accumulated    Translation    -----------------    Shareholders   Comprehensive
                                    Deficit     Adjustment     Shares      Cost        Equity        Net Income
                                   --------      --------    --------   --------      --------        --------
BALANCE,
 DECEMBER 31, 1995 ............    ($12,630)     ($    48)         --    $    --      $  1,806        $     --
  Exercise of stock options
   and warrants ...............          --            --          --         --             5              --
  Cumulative translation
   adjustment .................          --             4          --         --             4               4
  Conversion of convertible
   preferred stock into
   common stock ...............          --            --          --         --            --              --
  Sale of 2,415 shares of
   common stock in initial
   public offering, net of
   issuance costs of $1,269              --            --          --         --        12,207              --
  Net income ..................       1,337            --          --         --         1,337           1,337
  Comprehensive net income
   for the year ended
     December 31, 1996 ........          --            --          --         --            --        $  1,341
                                   --------      --------    --------   --------      --------        --------

BALANCE,
 DECEMBER 31, 1996 ............     (11,293)          (44)         --         --        15,359              --
  Exercise of stock options
   and warrants ...............          --            --          --         --           125              --
  Issuance of Class A common
   stock upon merger ..........          --            --          --         --         1,607              --
  IPO related expenses ........          --            --          --         --           (68)             --
  Issuance of options upon
   merger .....................          --            --          --         --         1,400              --
  Options issued for
   severance ..................          --            --          --         --           245              --
  Cumulative translation
   adjustment .................          --             5          --         --             5               5
  Net loss ....................      (5,990)           --                     --        (5,990)         (5,990)
  Comprehensive net loss for
   the year ended
   December 31, 1997 ..........          --            --          --         --            --        $ (5,985)
                                   --------      --------    --------   --------      --------        --------

BALANCE,
 DECEMBER 31, 1997 ............    $(17,283)     $    (39)   $     --   $     --      $ 12,683        $     --
  Exercise of stock options
   and warrants ...............          --            --          --         --           449              --
  Deferred compensation
   expense related to
   options ....................          --            --          --         --           330              --
  Treasury stock received
   from acquisition
   escrow (see Note 4) ........          --            --          39   ($    60)     ($    60)             --
  Cumulative translation
   adjustment .................          --            39          --         --            39              39
  Net income ..................       2,834            --          --         --         2,834           2,834
  Comprehensive net income
   for the year ended
   December 31, 1998 ..........          --            --          --         --            --        $  2,873

BALANCE,
 DECEMBER 31, 1998 ............    $(14,449)     $     --          39   ($    60)     $ 16,275              --
                                   ========      ========    ========   ========      ========        ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BITSTREAM INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                            For the Years Ended December 31,

                                                              1998        1997        1996
                                                            --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) .....................................   $  2,834    $ (5,990)   $  1,337
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities,
   net of acquisitions---
   Gain on sale of certain assets sold to Inso Providence
    Corporation .........................................    (10,317)         --          --
   Acquired in-process research and development .........         --       4,930          --
   Change in cumulative translation adjustment ..........         39          --          --
   Release of treasury stock from escrow ................        (60)         --          --
   Depreciation and amortization ........................      1,093         831         292
   Compensation on grant of stock options ...............        330          --
   Deferred income taxes ................................         --          --        (268)
   Loss on investment in DiamondSoft, Inc. ..............         56          --          --
   Net loss (gain) on disposal of property and
    equipment ...........................................         19           1          (7)
   Options issued for severance .........................         --         245          --
   Changes in assets and liabilities--
    Accounts receivable .................................      4,039      (1,676)        294
    Long-term and extended plan accounts receivable .....        (54)       (253)     (1,026)
    Prepaid expenses and other current assets ...........        294         (37)       (240)
    Accounts payable ....................................       (582)         --          47
    Accrued expenses ....................................       (758)        230          58
    Deferred revenue ....................................      1,148       1,242          --
    Accrued income taxes ................................        692          --          --
                                                            --------    --------    --------
      Net cash provided by (used in) operating
        activities ......................................     (1,227)       (477)        487
                                                            --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions, net of cash received ....................     (1,900)     (4,141)         --
  Purchases of property and equipment ...................       (335)       (747)       (679)
  Cash proceeds from sale of certain assets to Inso
    Providence Corporation ..............................     11,430          --          --
  Investment in DiamondSoft, Inc. .......................       (500)         --          --
  Increase in other assets ..............................        (10)         (5)       (187)
                                                            --------    --------    --------
      Net cash provided by (used in) investing
        activities ......................................      8,685      (4,893)       (866)
                                                            --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt and capital lease
    obligations .........................................         --          --         324
  Payments on line of credit ............................         --          --        (300)
  Principal payments on long-term debt and capital
    lease obligations ...................................        (27)        (39)       (527)
  Change in other long-term liabilities .................          8          (1)         (2)
  Payment of IPO offering expenses ......................         --         (68)         --
  Proceeds from sale of common stock ....................         --          --      12,207
  Proceeds from the exercise of stock options and
    warrants ............................................        449         124           5
                                                            --------    --------    --------
      Net cash provided by financing activities .........        432          16      11,707
                                                            --------    --------    --------

Net increase (decrease) in cash and cash equivalents ....      7,888      (5,354)     11,328
Cash and cash equivalents, beginning of year ............      6,364      11,718         390
                                                            --------    --------    --------
Cash and cash equivalents, end of year ..................   $ 14,252    $  6,364    $ 11,718
                                                            ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest ................................   $      6    $      8    $     29
                                                            ========    ========    ========
  Cash paid for income taxes ............................   $    125    $    190    $    150
                                                            ========    ========    ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
RELATED TO ACQUSITIONS (NOTE 4):
  Fair value of assets acquired excluding cash...........    $ 1,900    $  7,454          --
  Payments in connection with the acquisitions,
    net of cash acquired.................................     (1,900)     (1,094)
  Liabilities assumed....................................    $    --    $  6,360
                                                             --------   ---------       -----
                                                             --------   ---------       -----

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

      The Company primarily licenses its products and technologies to original equipment manufacturers ("OEMs") and independent software vendors ("ISVs"), for inclusion in their output devices, embedded systems, applications, Internet authoring tools, World Wide Web browsers and other products, and to end users. The Company generally enters into a license with such customers and charges a combination of licensing fees and royalty payments. In addition, Bitstream sells custom and other type products and application products directly and indirectly to end users such as graphic artists, publishers, advertising agencies and corporations.

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

(a) Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Bitstream World Trade, Inc. (a Delaware corporation), a holding company for Bitstream, B.V. (a Dutch corporation); Bitstream S.A.R.L. (a French corporation); Bitstream B.V. France (a French corporation), which was closed in 1998; Mainstream Software Solutions Ltd. (an English corporation); Type Solutions, Inc. (a New Hampshire corporation); and Archetype, Inc. (a Delaware corporation). All material intercompany transactions and balances have been eliminated in consolidation.

(b) Revenue Recognition

      The Company adopted Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition in 1998. The adoption of SOP 97-2 did not have a material effect on the Company's results of operations or financial position. The Company generates revenue from licensing the rights to include its software products in the products and software of OEMs and ISVs as well as the licensing of its software products to end users through direct and indirect sales channels. Certain OEM and ISV customers irrevocably contract to pay a minimum royalty amount over a defined period in exchange for the right to sublicense a certain number of the Company's software products over a specified period. Other OEMs and ISVs elect to pay royalties on a pay-as-you-go basis based on the sublicensing of the Company's software products to end users.

      Revenue from guaranteed minimum royalty licenses is recognized upon delivery of the software, while revenue on pay-as-you-go licenses is recognized in the period when sublicenses to end users are reported to the Company by the OEM or ISV customer. In certain guaranteed minimum royalty licenses, the Company will enter into extended payment programs with creditworthy customers.

      Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, if there are no significant post delivery obligations and if collection is probable. Revenue from maintenance contracts is recognized pro rata over the term of the contract. Revenue on certain long-term development contracts is recognized using the percent-of-completion method, as the services are performed. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become probable.

      Deferred revenue includes unearned software maintenance revenue, certain prepaid royalties and advance billings under software development contracts.

      Cost of revenues consists of costs to distribute the product, including the cost of the media on which it is delivered and internal production costs incurred in the fulfillment of custom orders. Additional costs include fees paid to third parties for the development of unique typeface designs and costs associated with fulfilling.

(c) Research and Development Expenses

      The Company has evaluated the establishment of technological feasibility of its products in accordance with Statement of Financial Accounting Standards
(SFAS) No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company has charged all of such costs to research and development in the period incurred.

(d) Cash and Cash Equivalents

      As of December 31, 1998, cash and cash equivalents included bank deposits and approximately $13,442,000 of money market instruments. The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and records such investments at cost, which approximates market value.

(e) Property and Equipment

      Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following (in thousands):

                                                                  December 31,
                                                               -----------------
                                                                1998       1997
                                                               ------     ------
Equipment and computer software ..........................     $2,677     $2,738
Equipment and computer software under capital lease ......        426        423
Furniture and fixtures ...................................        334        255
Leasehold improvements ...................................        787        755
                                                               ------     ------

                                                                4,224      4,171

Less -- Accumulated depreciation and amortization ........      3,371      2,772
                                                               ------     ------

                                                               $  853     $1,399
                                                               ======     ======

      Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

                 Asset Classification                      Estimated Useful Life
-------------------------------------------------------    ---------------------
Equipment and computer software........................          3 Years
Equipment and computer software under capital lease....          Life of lease
Furniture and fixtures.................................          5 Years
Leasehold improvements.................................          Life of lease

(f) Derivative Financial Instruments and Fair Value of Financial Instruments

      The Company does not have any derivatives or other financial instruments as defined by SFAS No. 119, Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments.

      SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable, accounts payable and capital leases. The estimated fair value of these financial instruments approximates their carrying value at December 31, 1998 and 1997 due to the short-term nature of these instruments.

(g) Foreign Currency Translation

      The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, their financial information is translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are included as a separate component of stockholders' equity.

(h) Postretirement Benefits

      The Company had no obligations under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, as it does not currently offer such benefits.

(i) Concentration of Credit Risk

      SFAS No. 105, Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its temporary cash investments in several financial institutions. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable. For the years ended December 31, 1998 and 1997, no single customer accounted for 10% or greater of the Company's revenues or accounts receivable, respectively.

(j) Goodwill

      Goodwill is stated at cost, less accumulated amortization, and consists of the following (in thousands):

                                                                December 31,
                                                           ---------------------
                                                            1998           1997
                                                           ------         ------
Acquisition of Mainstream Software
   Solutions Ltd. ................................         $  450         $  450
Acquisition of Type Solutions, Inc. ..............            595             --
Acquisition of Alaras Corporation ................          1,300             --
Acquisition of Archetype, Inc. ...................             --          1,832
                                                           ------         ------
                                                            2,345          2,282

Less -- Accumulated amortization .................            212            334
                                                           ------         ------

                                                           $2,133         $1,948
                                                           ======         ======

      Goodwill is amortized on a straight-line basis over the estimated useful lives of 5 years.

(k) Impairment of Long-Lived Assets

      In accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and For Long-Lived Assets to be Disposed of, the Company reviews its long-lived assets (which include intangible assets and property and equipment) for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset or subsidiary. Management believes that, as of each of the balance sheet dates presented, none of the Company's long-lived assets was impaired.

(2) Recently Issued Accounting Standards

      In July 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements, in order to measure all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. Comprehensive income, as defined by SFAS No. 130, is the total of net income and all other non-owner changes in equity. The Company adopted SFAS No. 130 effective January 1, 1998, and has disclosed comprehensive income for all periods presented in the accompanying consolidated statements of stockholders' equity.

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its financial results or financial position.

(3) Earnings Per Share

      The Company adopted SFAS No. 128, Earnings Per Share, in 1997. SFAS No. 128 established standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. The Company has applied the provisions of SFAS No. 128 and S.E.C. Staff Accounting Bulletin (SAB) No. 98 retroactively to all periods presented. Basic earnings per share was determined by dividing net income by weighted average shares of common stock outstanding during the year. Diluted earnings per share reflects dilution of potentially derivative securities, primarily stock options based on the treasury stock method. Diluted net loss per share for the year ended December 31, 1997 is the same as basic net loss per share as the inclusion of the potential common stock equivalents would be antidilutive.

      A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted earnings per share is as follows (in thousands):

                                                           1998    1997    1996
                                                           ---------------------
Shares outstanding for basic earnings (loss) per share:
    Weighted average shares outstanding ................   6,751   6,303   1,248
                                                           -----   -----   -----
Shares outstanding for diluted earnings per share:
    Weighted average shares outstanding ................   6,751   6,303   1,248
    Dilutive effect of options .........................     473      --   1,197
    Dilutive effect of warrants ........................     220      --     328
Shares issuable upon conversion of preferred stock .....      --      --   2,631
                                                           -----   -----   -----
                                                           7,443   6,303   5,404
                                                           -----   -----   -----

Options and warrants excluded as they are antidilutive .   1,279   2,847      96
                                                           -----   -----   -----

(4) Acquisitions

      Mainstream Acquisition

      In January 1997, the Company purchased substantially all of the assets of Mainstream Software Solutions Ltd., a corporation organized under the laws of England, primarily engaged in the business of marketing, selling, distributing and supporting the Company's type products in the United Kingdom, for approximately $505,000 in cash. As a result, the Company directly distributes its own products in the United Kingdom. The acquisition was accounted for as a purchase and resulted in approximately $450,000 of goodwill.

      Archetype Acquisition

      In April 1997, the Company acquired Archetype, Inc. ("Archetype"), a Delaware corporation primarily engaged in the business of developing and marketing server-based information management computer software for the graphic arts industry. Archetype's products included: MediaBank, a digital asset management product that allows for the cataloging, archiving, and management of electronic images, text and documents; InterSep OPI and InterSep Output Manager, advanced open prepress interface and print management products for raster image processors and servers; and NuDoc, an advanced document composition technology.

      In connection with the merger, Archetype stockholders received an aggregate of approximately $1.3 million in cash and 510,000 shares of the Company's Class A Common Stock in exchange for their shares of Archetype capital stock. In addition, the Company satisfied approximately $1.8 million of obligations and indebtedness owed by Archetype, and issued options and warrants (the "Options") to purchase approximately 605,000 shares of the Company's Class A Common Stock. Of these options, 405,000 have an exercise price of $.90 per share and were issued under the Company's 1996 Stock Plan and the remaining 200,000 have an exercise price of $3.94 per share and were issued under the Company's 1997 Stock Plan.

      The merger was accounted for as a purchase, and accordingly, the initial purchase price and acquisition costs aggregating approximately $7.5 million has been allocated to the assets acquired as described below. The aggregate purchase price of $7,454,000 consisted of the following (in thousands):

            Description                                       Amount
            -----------                                       ------
            Common stock and stock options.........          $ 2,904
            Cash paid to shareholders and for the
                retirement of certain obligations..            3,056
            Assumed liabilities....................            1,094
            Acquisition costs......................              400
                                                             --------
            Total purchase price...................          $ 7,454
                                                             =======

      The purchase price allocations represent the fair values of assets acquired determined by an independent appraisal. The appraisal incorporated established valuation procedures and techniques in determining the fair value of each asset. The purchase price has been allocated as follows (in thousands):

            Description                                       Amount
            ------------                                      ------
            Current assets.......................            $   431
            Property, plant and equipment........                207
            Other assets.........................                 54
            In-process research and development..              4,930
            Other acquired intangible assets.....              1,832
                                                             -------
            Total assets acquired................            $ 7,454
                                                             =======

      The amount allocated to in-process research and development related to projects that had not yet reached technological feasibility and that, until completion of the development, had no alternative future use. These projects will require substantial high risk development and testing by the Company prior to reaching technological feasibility. Accordingly, the Company charged fair value to operations in the year ended December 31, 1997.

      Based on the unaudited data, the following table presents selected financial information for Bitstream and Archetype on a pro forma basis, assuming the companies had been combined since the beginning of 1996 (in thousands):

                                                       For the Years Ended
                                                  ------------------------------
                                                   December 31,     December 31,
                                                      1997             1996
                                                   ------------     ------------
Revenues ......................................     $ 14,164         $ 13,552
Net income (loss) .............................     $ (1,703)        $    915
Basic net income (loss) per share .............     $  (0.26)        $   0.52

      The pro forma results are not necessarily indicative of future operations or the actual results that would have occurred had the acquisition been made on January 1, 1996. The pro forma amounts exclude the $4,930,000 write-off of in-process research and development.

      In November 1998, the Company received 39,000 shares of treasury stock upon the release of the escrow for the Archetype acquisition.

      Alaras Acquisition

      In November 1998, the Company purchased certain assets of Alaras Corporation ("Alaras"), a North Carolina corporation primarily engaged in the business of developing, marketing and distributing its software products to a variety of markets, for $1,300,000 in cash. Alaras' products included: Tropix, a workflow application to automate repetitive steps in electronic publishing production; Mixxer, a color correction filter for Adobe Photoshop; and Apertura, an application which enables Adobe Photoshop to open one or more smaller portions of most popular image formats including native Scitex CT and LWs. The acquisition was accounted for as a purchase and resulted in $1,300,000 of goodwill.

      Selected financial information for Bitstream and Alaras on a pro forma basis has not been provided as it is immaterial to the consolidated financial statements taken as a whole.

      Type Solutions Acquisition

      In December 1998, the Company acquired all of the outstanding stock of Type Solutions, Inc. ("Type Solutions"), a New Hampshire corporation primarily engaged in the business of developing and licensing font rendering technologies, for $600,000 in cash. The acquisition was accounted for as a purchase and resulted in $595,000 of goodwill.

      Selected financial information for Bitstream and Type Solutions on a pro forma basis has not been provided as it is immaterial to the consolidated financial statements taken as a whole.

(5) Sale of Assets

      Pursuant to an Asset Purchase Agreement dated August 28, 1998, the Company sold substantially all of the assets relating to its MediaBank and InterSep OPI product lines to Inso Providence Corporation for net cash proceeds of approximately $11,430,000.

      Included in income from operations for the year ended December 31, 1998 is a pre-tax gain of approximately $10,317,000 from this sale. The components of the gain are as follows (in thousands):

Description                                                             Amount
------------                                                            ------
Net cash proceeds from buyer ..............................            $ 11,430
Net book value of assets sold .............................              (1,485)
Liabilities assumed by buyer ..............................                 472
Transaction costs .........................................                (100)
                                                                       --------
     Total gain on sale ...................................            $ 10,317
                                                                       ========

(6) Investments

      In March 1998, the Company made a $500,000 equity investment in DiamondSoft, Inc. ("DiamondSoft"), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. This equity investment represents a 25% ownership interest. Losses for the year ended December 31, 1998 related to the Company's investment in DiamondSoft totaled approximately $56,000 and are included in the accompanying 1998 statement of operations.

(7) Severance And Other Non-Recurring Expenses

      Included in operating expenses for the year ended December 31, 1998 are approximately $2,647,000 of severance and other non-recurring compensation expenses incurred in connection with certain arrangements between the Company and certain former employees and executives. Operating expenses for the year ended December 31, 1997 reflect $1,371,000 for severance and other non-recurring compensation expenses incurred in connection with the acquisition of Archetype and certain arrangements between the Company and certain former executives.

(8) Income Taxes

      The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method in accordance with SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and the tax bases of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences are expected to reverse.

      A reconciliation between the provision for income taxes computed at statutory tax rates and the amount reflected in the accompanying consolidated statements of operations as a percentage of pre-tax income is as follows :

                                                        Year Ended December 31,
                                                        1998     1997     1996
                                                        ----     ----     ----
Computed expected federal tax
   provision (benefit) ..............................   34.0%   (34.0%)   34.0%
State income taxes, net of federal benefit ..........    6.3     (6.0)     5.6
State and foreign net operating loss and credit
carryforwards .......................................   (2.2)      --     (1.0)
Foreign income/losses ...............................   (2.9)     3.4       --
Foreign withholding taxes ...........................    2.9      3.3      8.5
Nondeductible write-off of in-process R & D and
   other ............................................    2.4     35.6       --
Nondeductible goodwill amortization .................   18.8      1.7       --
Domestic net operating loss carryforwards and
   change in valuation allowance.....................  (37.8)      --     14.1
                                                        ----     ----     ----
                                                        21.5%     4.0%     7.0%

      The following is a summary of the components of the provision for (benefit from) income taxes (in thousands):

                                                Years Ended December 31,
                                                ------------------------
                                          1998            1997             1996
                                         -----           -----            -----
Current:
  Federal ....................           $ 127           $  36            $  40
  State ......................             544               6               25
  Foreign ....................             104             190              109
                                         -----           -----            -----
                                         $ 775           $ 232            $ 174
                                         =====           =====            =====

Deferred:
  Federal ....................           $  --           $  --            $(228)
  State ......................              --              --              (40)
  Foreign ....................              --              --               --
                                         -----           -----            -----
                                         $  --           $  --            $(268)
                                         =====           =====            =====

      The significant items composing the deferred tax asset are as follows (in thousands):

                                                         December 31,
                                                         ------------
                                                1998         1997         1996
                                              -------      -------      -------
Net operating loss carryforwards ........     $ 1,111      $ 3,869      $ 3,374

Tax credit carryforwards ................       2,786        2,340        2,244
Other temporary differences .............       1,344        1,065          471
                                              -------      -------      -------
        Gross deferred tax asset ........       5,241        7,274        6,089
Valuation allowance .....................      (4,373)      (6,406)      (5,221)
                                              -------      -------      -------
        Net deferred tax asset ..........     $   868      $   868      $   868
                                              =======      =======      =======

      At December 31, 1998, the Company has available federal and state net operating loss carryforwards for income tax purposes and federal and state tax credit carryforwards to reduce future income taxes, if any. Utilization of these NOLs is subject to certain annual limitations in accordance with certain tax laws and regulations. These net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and expire as follows:

                                         Credit ($000)               NOLs ($000)
                                         -------------               -----------
1999                                             4                        --
2000                                            40                        --
2001                                            96                        --
2002                                           192                        --
2003                                           250                        --
2004                                           265                        --
2005                                           101                        --
2006                                           366                        --
2007                                           113                        --
2008                                           311                     2,139
2009                                           164                     1,129
2010                                           124                        --
2011                                           111                        --
2012                                           109                       745
2018                                           540                        --
                                            ------                    ------
                                            $2,786                    $4,013
                                            ======                    ======

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

(9) Accrued Expenses

      Accrued expenses consist of the following (in thousands):

                                                               December 31,
                                                               ------------
                                                            1998           1997
                                                           ------         ------
Accrued royalties ................................         $  350         $  737
Payroll and other compensation ...................            414            790
Other ............................................          1,580          1,632
                                                           ------         ------
   Total .........................................         $2,344         $3,159
                                                           ======         ======

(10) Debt

(a) Line of Credit

      The Company had a working capital line-of-credit agreement with a bank, which matured on July 15, 1998 that provided for borrowings up to $2,000,000 based on a percentage of qualified accounts receivable, as defined. This line bore interest at various per annum rates between the prime rate plus 1% to 2%, as defined. No balance was outstanding under this line as of December 31, 1997.

(b) Capital Leases

      The Company leases certain equipment under capital leases expiring through fiscal 2000. These capital lease payments are due in equal monthly installments and bear interest at rates ranging from 8.7% to 9.0%. Future minimum lease payments under the capital lease obligations as of December 31, 1998 are as follows (in thousands):

Year                                                                     Amount
                                                                         ------
1999 ..................................................................    32
2000 ..................................................................    29
                                                                          ---
  Total minimum lease payments ........................................    61
  Less -- Amount representing interest ................................     7
                                                                          ---
     Total capital lease obligations ..................................    54
  Less -- Current portion .............................................    27
                                                                          ---
                                                                          $27
                                                                          ===

(11) Operating Leases

      The Company conducts its operations in leased facilities and is obligated to pay monthly rent plus real estate taxes and certain operating expenses through October, 2003. Rent expense charged to operations for the years ended December 31, 1996, 1997 and 1998 was approximately $270,000, $545,000 and
$493,000, respectively. The Company subleased approximately 4,700 square feet of its leased facilities to a third party for a two year period commencing on January 15, 1999 for $79,900 per annum.

      The future minimum annual lease payments as of December 31, 1998 under the Company's leased facilities, net of sublease commitments, is as follows (in thousands):

                           Year                    Amount
                           ------------------------------
                           1999                     $145
                           2000                      145
                           2001                      225
                           2002                      225
                           2003                      169
                                                    ----
                                                    $909
                                                    ====

(12) Contingent Liabilities

      On November 22, 1996, Mr. Robert S. Friedman, a former director and officer of the Company, and Mr. Gordon Greer, and Ms. Faith G. Friedman, as trustees of the Robert S. Friedman Family Trust, filed a lawsuit in the Middlesex County Superior Court of

Massachusetts against the Company, asserting that the Company has breached certain obligations the plaintiffs allege are due to them under a separation agreement dated May 22, 1991 (the "Separation Agreement") between Mr. Friedman and the Company. The plaintiffs are seeking monetary damages from the Company based on their claim that, in connection with the 1994 recapitalization of the Company, the Company allegedly made adjustments to the stock and options of the officers of the Company and that a provision in the Separation Agreement entitled the plaintiffs to equivalent adjustments with respect to the stock and options of the Company held by them. The plaintiffs further allege that the breach by the Company resulted in a loss to them of stock and options valued at $2.2 million. The Company believes that these claims are without merit and is vigorously contesting their validity.

(13) Stockholders' Equity

(a) General

      The Company has the following authorized capital: 30,500,000 shares of Common Stock, $0.01 par value, (30,000,000 of which are shares of Class A Common Stock and 500,000 of which are shares of Class B Common Stock), and 6,000,000 shares of preferred stock, $0.01 par value.

      On October 30, 1996, upon the effective date of an underwritten public offering of common stock all shares of Class A and B Preferred Stock were automatically converted into an equal number of shares of Class A Common Stock and Class B Common Stock, respectively. The number of common shares issued upon conversion was as follows:

                                                  Outstanding     As Converted
                                                  -----------     ------------
Class A Preferred ......................           2,782,575               --
Class B Preferred ......................             391,162               --
Class A Common .........................             288,646        3,071,221
Class B Common .........................              30,864          422,026

(b) Common Stock

      Class A Common stockholders have voting rights. Class A Common Stockholders have the option, at any time, to convert any or all shares of Class A Common Stock held into an equal number of shares of Class B Common Stock. The Class B Common Stock has rights similar to Class A Common Stock, except it is nonvoting. The Class B Common stockholders have the option to convert any or all shares of Class B Common Stock held into an equal number of shares of Class A Common Stock, to the extent such stockholder and its affiliates shall be permitted to own, control or have the power to vote such Class A Common Stock under any law, rule or regulation at the time applicable to such stockholder or its affiliates.

(c) Stock Option Plans

      On December 7, 1992, the Company adopted the 1993 Nonqualified Stock Option Plan (the 1993 Plan). Options outstanding under the 1993 Plan as of December 31, 1998 are exercisable immediately, expire no later than 10 years from the date of grant and were granted at no less than the fair market value on the date of grant, as determined by the Board of Directors. In 1998, 1997 and 1996, the Company had not granted, and does not intend to grant, any additional options under the 1993 Plan.

      On November 21, 1994 , the Board of Directors approved the 1994 Stock Plan (the 1994 Plan) under which the Company is authorized to grant incentive stock options and nonqualified stock options (including warrants) to purchase up to 1,833,333 shares of Class A Common Stock. Incentive stock options granted under the 1994 Plan must be granted at no less than fair market value of the shares at the date of grant, expire no later than 10 years from the date of grant and vest over periods of up to three years. As of December 31, 1998, the Company had available for issuance stock options to purchase 312,121 shares of Class A Common Stock pursuant to the 1994 Stock Plan.

      On May 1, 1996, the Board of Directors adopted the 1996 Stock Plan under which the Company is authorized to grant incentive stock options and nonqualified stock options to purchase shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 1996 Stock Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. As of December 31, 1998, 458,264 options had been granted under the 1996 Stock Plan. A total of 666,667 shares of Class A Common Stock has been reserved for issuance under the 1996 Stock Plan. As of December 31, 1998, the Company had available for issuance, stock options to purchase 149,647 shares of Class A Common Stock pursuant to the 1996 Stock Plan.

      On March 10, 1997, the Board of Directors adopted the 1997 Stock Plan under which the Company is authorized to grant warrants, incentive stock options and nonqualified stock options to purchase shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 1997 Stock Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. As of December 31, 1998, 1,393,833 options had been granted under the 1997 Stock Plan. A total of 1,500,000 shares of Class A Common Stock has been reserved for issuance under the 1997 Stock Plan. As of December 31, 1998, the Company had available for issuance, stock options to purchase 385,958 shares of Class A Common Stock pursuant to the 1997 Stock Plan.

      Stock option activity under all of these plans for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands, except exercise prices):

                                                                Number          Exercise     Weighted Average
                                                              of Options      Price Range     Exercise Price
                                                              ----------      -----------     --------------

Outstanding, December 31, 1995............................         1,459      $.90 - $84.38      $1.79
  Exercised...............................................            (1)               .90        .90
  Canceled................................................            (5)     1.50 -  84.38       4.27
  Granted.................................................            21               3.00       3.00
                                                                   -----     --------------      -----

Outstanding, December 31, 1996............................         1,474       .90 - $84.38       1.81
  Exercised...............................................          (138)      .90 -   1.50       1.43
  Canceled................................................          (248)      .90 -   4.94       1.50
  Granted.................................................         1,163       .90  -  4.94       1.89
                                                                   -----     --------------      -----

Outstanding, December 31, 1997............................         2,251       .90 -  84.38       2.23
  Exercised...............................................          (499)      .90 -   1.50       0.91
  Canceled................................................          (426)      .90 -  84.38       2.84
  Granted.................................................         1,120     1.375 -   2.00       1.75
                                                                   -----     --------------      -----

Outstanding, December 31, 1998............................         2,446      $.90 - $84.38      $1.98
                                                                   =====     ==============      =====

Exercisable, December 31, 1998............................         1,204      $.90 - $84.38      $6.43
                                                                   =====     ==============      =====

                                                          Options Outstanding                   Options Exercisable
                                                          -------------------                   -------------------
Range of Exercise     Weighted Average Remaining                      Weighted Average                       Weighted Average
      Prices          Contractual Life in Years        Number          Exercise Price        Number           Exercise Price
      ------          -------------------------        ------          --------------        ------           --------------
      $0.90                       6.06                   863              $0.90               857               $0.90
   $1.50-$3.00                    8.55                 1,297              $1.81               205               $1.94
   $3.94-$4.94                    8.29                   310              $4.58               138               $4.63
      $11.25                      4.00                     4             $11.25                 4              $11.25
  $41.63-$84.38                   1.27                     5             $80.33                 5               $80.33

(d) Warrants

      In 1997, the Company issued warrants under the 1994 Plan for the purchase of 150,000 shares of Class A Common Stock at $ .90 - $4.94 per share, which vest in annual increments over a three-year period, to several members of the Company's management team and Board of Directors and an affiliate to the Board of Directors. The Company is recognizing compensation expense associated with the warrants over the three year vesting period. As of December 31, 1998, warrants to purchase the following classes of stock remained outstanding:

                                Number of     Number of
                                  Shares      Warrants
          Stock Class          Purchasable   Exercisable  Exercise Price Range
          -----------          -----------   -----------  --------------------
   Class A Common Stock          512,109       472,107      $.90 - $111.15

(e) Stock-Based Compensation

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

The Company has computed the pro forma disclosures required under SFAS No. 123 for all 1996, 1997 and 1998 stock options granted to employees as of December 31, 1998 using the Black Scholes option pricing model prescribed by SFAS No. 123.

Assumptions used and the weighted average information are as follows:

                                       Year Ended            Year Ended           Year Ended
                                      December 31,          December 31,         December 31,
                                          1998                  1997                 1996
                                   -----------------    ------------------    -----------------
Risk-free interest rates.........      4.83%-5.64%          6.21%-6.71%          5.72%-5.82%
Expected dividend yield..........              --                   --                   --
Expected lives...................        10 years             10 years             10 years
Expected volatility..............             100%                  95%                  61%
Weighted average exercise
   price.........................           $1.75                $2.23                $1.81
Weighted average remaining
   contractual life of options
   outstanding...................            4.83                 4.91                 3.77

The total value of the options granted to employees during the years ended December 31, 1998, 1997 and 1996 was computed as $1,548,000, $1,826,000 and
$59,000, respectively. Of these amounts, $1,297,000, $587,000 and $84,000 would be charged to operations for the years ended December 31, 1998, 1997 and 1996, respectively. The remaining amount of $1,465,000 would be amortized over the remaining option vesting periods.

The effect of applying SFAS No 123 would be as follows (in thousands, except per share data):

                                                Year Ended             Year Ended              Year Ended
                                            December 31, 1998       December 31, 1997      December 31, 1996
                                            -----------------       -----------------      -----------------
Net income (loss) as reported                     $2,834                ($5,990)                 $1,337
Pro forma net income (loss) ..........            $1,537                ($6,576)                 $1,251
Pro forma basic net income (loss)
   per share..........................            $0.23                  ($1.04)                 $1.74
Pro forma diluted net income (loss)
    per share.........................            $0.21                  ($1.04)                 $0.25

(14) Employee Benefit Plan

      The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company may, but is not obligated to, match a portion of the employee's contribution up to a defined maximum. The Company contributed $126,000, $121,000 and $32,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

(15) Related Party Transactions

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

(16) Geographical Information

      The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, in the fiscal year ended December 31, 1998. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions now to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations and manages its business as principally one segment, software sales and associated services.

      Product revenues from international sources was approximately $4.1 million. $5.8 million and $4.9 million in 1998, 1997 and 1996, respectively. The Company's revenues from international resources were primarily generated from customers located in Europe, Asia and Canada. All of the Company's product sales for the years ended December 31, 1998, 1997 and 1996 were shipped from its headquarters located in the United States or its office located in Cheltenham, England.

      The following table represents the Company's export sales from the United States to customers in foreign countries (in thousands):

                     Year Ended        Year Ended       Year Ended
                     December 31,      December 31,    December 31,
                         1998              1997            1996
                    ------------------------------------------------
Europe .........      $  2,225         $  1,942         $  2,599
Japan...........         1,307            2,336              911
Canada.........            569            1,184            1,188
Other..........              9              317              192
                      --------         --------         --------
                      $  4,110         $  5,779         $  4,890
                      ========         ========         ========

(17) Subsequent Events

In January 1999, the Company formed a wholly-owned subsidiary, Pageflex, Inc., for the purpose of operating its on-demand publishing software business. The products and technologies of Pageflex Inc. consist of: (i) Pageflex, an on-demand publishing server enabling the design and automatic production of customized print documents that are targeted at a narrow segment or an individual reader; and (ii) NuDoc, an advanced document composition engine.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                         ON FINANCIAL STATEMENT SCHEDULE

To Bitstream Inc.:

      We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Bitstream Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated March 3, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. The financial statement schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                         /s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 3, 1999

                         BITSTREAM INC. AND SUBSIDIARIES

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

Accounts receivable        Balance at Beginning     Charged to Costs and     Deductions from       Balance at
reserves:                         of Year                 Expenses               Reserves         End of Year
---------                         -------                 --------               --------         -----------

December 31, 1998                  $461                     $928                   $156               $1,233
December 31, 1997                   318                      141                    271                  461
December 31, 1996                   250                      164                     96                  318