Form 10-Q
period 1999-03-31
BITSTREAM INC
filed 1999-05-17
CIK 818813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 1999

                                       or

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
     (State or other jurisdiction                    (I.R.S. Employer
   of incorporation or organization)                Identification No.)

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On May 11, 1999 there were 7,250,500 shares of Class A Common Stock, par value $0.01 per share, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.

                                 BITSTREAM INC.

                                      INDEX


                                                                                           PAGE
                                                                                          NUMBERS
                                                                                          -------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 1999 AND DECEMBER 31, 1998......           3

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
            ENDED MARCH 31, 1999 AND 1998........................................           4

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
            MARCH 31, 1999 AND 1998..............................................           5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.......................................           6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS..............................................          10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..............          15

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS........................................................          15

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS................................          15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..........................................          16

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................          16

ITEM 5. OTHER INFORMATION........................................................          16

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.........................................          16

               SIGNATURES........................................................          18

                         PART I -- FINANCIAL STATEMENTS

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BITSTREAM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                     MARCH 31,      DECEMBER 31,
                                                                                       1999             1998
                                                                                     --------         --------
                                     ASSETS
Current assets:
    Cash and cash equivalents                                                        $ 12,622         $ 14,252
    Accounts receivable, net of allowance of $994                                       1,808            1,206
    Current portion of long-term accounts receivable, net of allowance of $59             176              304
    Deferred tax assets                                                                   868              868
    Prepaid expenses and other current assets                                             382              390
                                                                                     --------         --------
           Total current assets                                                        15,856           17,020
                                                                                     --------         --------
Property and equipment, net                                                               844              853
                                                                                     --------         --------
Other assets:
    Long-term accounts receivable, net of allowance of $14                           $     13         $     93
    Goodwill, net                                                                       2,016            2,133
    Investment in DiamondSoft, Inc.                                                       434              444
    Other                                                                                 160              168
                                                                                     --------         --------
            Total other assets                                                          2,623            2,838
                                                                                     --------         --------
                Total assets                                                         $ 19,323         $ 20,711
                                                                                     --------         --------
                                                                                     --------         --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of capital lease obligations                                  $     29         $     27
    Accounts payable                                                                      637              171
    Accrued income taxes                                                                   14              692
    Accrued expenses                                                                    1,927            2,344
    Deferred revenue                                                                      787            1,148
                                                                                     --------         --------
           Total current liabilities                                                    3,394            4,382
                                                                                     --------         --------
Long-term liabilities:
    Capital lease obligations, less current maturities                                     20               27
    Other long-term liabilities                                                            23               27
                                                                                     --------         --------
           Total long-term liabilities                                                     43               54
                                                                                     --------         --------
Stockholders' equity:
    Common Stock, $.01 par value, 30,500,000 shares authorized,
      7,250,000 and 7,055,000 issued as of March 31, 1999 and
      December 31, 1998, respectively                                                      73               70
    Additional paid-in capital                                                         30,894           30,714
    Accumulated deficit                                                               (15,021)         (14,449)
    Treasury stock, at cost; 38,549 shares                                                (60)             (60)
                                                                                     --------         --------
           Total stockholders' equity                                                  15,886           16,275
                                                                                     --------         --------
                Total liabilities and stockholders' equity                           $ 19,323         $ 20,711
                                                                                     --------         --------
                                                                                     --------         --------




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


                                                                        THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                      1999               1998

     Revenues                                                     $     2,371         $     2,841
     Cost of revenues                                                     481                 175
                                                                  -----------         -----------
         Gross Profit                                                   1,890               2,666
                                                                  -----------         -----------
OPERATING EXPENSES:
     Selling and marketing                                                846               1,777
     Research and development                                           1,283               1,050
     General and administrative                                           447                 577
     Severance and other non-recurring compensation                      --                   440
                                                                  -----------         -----------
         Total operating expenses                                       2,576               3,844
                                                                  -----------         -----------
         Operating loss                                                  (686)             (1,178)
                                                                  -----------         -----------
     Gain on investment in DiamondSoft, Inc.                               30                --
     Other income, net                                                    123                 106
                                                                  -----------         -----------
         Provision for income taxes                                      --                    24
                                                                  -----------         -----------
         Net loss                                                 $      (533)        $    (1,096)
                                                                  -----------         -----------
                                                                  -----------         -----------
     Basic and diluted net loss per share                         $     (0.07)        $     (0.17)
                                                                  -----------         -----------
                                                                  -----------         -----------
     Basic and diluted weighted average shares outstanding          7,717,208           6,346,909
                                                                  -----------         -----------
                                                                  -----------         -----------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                           THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                           1999             1998
                                                                                         --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                   $   (573)        $ (1,096)
     Adjustments to reconcile net income (loss) to net cash provided by (used in)
     operating activities:
          Depreciation and amortization                                                       258              282
          Compensation on grant of stock options                                             --                152
          Loss on investment in DiamondSoft, Inc.                                              10             --
          Changes in assets and liabilities:
            Accounts receivable                                                              (602)             132
            Long-term and extended plan accounts receivable                                   208              547
            Prepaid expenses and other current assets                                           8              (41)
            Accounts payable                                                                  466              (86)
            Accrued expenses                                                               (1,095)            (316)
            Deferred Revenue                                                                 (361)            --
                                                                                         --------         --------
            Net cash used in operating activities                                          (1,681)            (426)
                                                                                         --------         --------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                                     (124)            (162)
     Investment in DiamondSoft, Inc                                                          --               (500)
     Change in other assets                                                                     8              (38)
                                                                                         --------         --------
            Net cash used in investing activities                                            (116)            (700)
                                                                                         --------         --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of capital lease obligations                                                     (5)              (9)
     Change in other long-term liabilities                                                     (4)             (12)
     Proceeds from the exercise of stock options and warrants                                 176              117
                                                                                         --------         --------
             Net cash used in financing activities                                            167               96
                                                                                         --------         --------

     Net increase (decrease) in cash and cash equivalents                                  (1,630)          (1,030)
     Cash and cash equivalents, beginning of period                                        14,252            6,364
                                                                                         --------         --------
     Cash and cash equivalents, end of period                                            $ 12,622         $  5,334
                                                                                         --------         --------
                                                                                         --------         --------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                                              $      1         $      1
                                                                                         --------         --------
                                                                                         --------         --------
     Cash paid for income taxes                                                          $      5         $      1
                                                                                         --------         --------
                                                                                         --------         --------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

(1) BASIS OF PRESENTATION

     The consolidated financial statements of Bitstream Inc. (the "Company" or "Bitstream") presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 1998 has been derived from the Company's audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 1998 included in the Company's Annual Report on Form 10-K which was filed by the Company with the SEC on March 31, 1999.

     The balance sheet as of March 31, 1999, the statements of operations for the three months ended March 31, 1999 and 1998, the statements of cash flows for the three months ended March 31, 1999 and 1998, and the notes to each thereof are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries for these interim periods.

     The results of operations for the three months ended March 31, 1999 may not necessarily be indicative of the results to be expected for any future interim period or for the year ending December 31, 1999.

     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Bitstream World Trade, Inc. (a Delaware corporation), a holding company for Bitstream, B.V. (a Dutch corporation); Bitstream B.V. France (a French corporation), which was closed in 1998; Bitstream S.A.R.L. (a French corporation); Mainstream Software Solutions (an English corporation); Archetype, Inc. (a Delaware corporation); Pageflex Inc. (a Delaware corporation) and Type Solutions, Inc. (a New Hampshire corporation). All material intercompany transactions and balances have been eliminated in consolidation.

(2) EARNINGS PER SHARE

     In accordance with Statement of Financial Accounting Standards No. 128, basic earnings per share was determined by dividing net income by weighted average shares of common stock outstanding during the year. Diluted earnings per share reflects dilution of potentially derivative securities, primarily stock options based on the treasury stock method. Diluted net loss per share for the three months ended March 31, 1999 and March 31, 1998 is the same as basic net loss per share for each period as the inclusion of the potential common stock equivalents would be antidilutive.

     A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted earnings per share is as follows (in thousands):

                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                             1999          1998
                                                             -----         -----
Weighted average shares outstanding                          7,717         6,347
    Dilutive effect of options                                --            --
    Dilutive effect of warrants                               --            --
                                                             -----         -----
Shares outstanding for diluted loss per share:               7,717         6,347
                                                             -----         -----
                                                             -----         -----
Antidilutive options and warrants excluded                   3,212         2,822
                                                             -----         -----
                                                             -----         -----

(3) CONCENTRATION OF CREDIT RISK

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

     For the three months ended March 31, 1999, one customer represented 13% of revenues. For the three months ended March 31, 1998, one customer represented 15% of revenues.

(4) COMPREHENSIVE LOSS

     The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The components of the Company's comprehensive income (loss) are as follows (in thousands):


                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                         1999                1998
                                                         ----                ----
Net loss                                             $    (573)            $(1,096)
Cumulative translation adjustment, net of tax             --                   (39)
                                                     -----------         -----------
Total comprehensive loss                             $    (573)            $(1,135)
                                                     -----------         -----------
                                                     -----------         -----------


(5) RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its financial results or financial position.

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

     Selected financial information for the Company and Alaras on a pro forma basis has not been provided as it is immaterial to the consolidated financial statements taken as a whole.

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

(7)  INVESTMENTS

     In March 1998, the Company made a $500,000 equity investment in DiamondSoft, Inc. ("DiamondSoft"), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. This equity investment represents a 25% ownership interest in DiamondSoft. Losses for the three-month period ended March 31, 1999 related to the Company's investment in DiamondSoft totaled approximately $10,000 and are included in the accompanying statement of operations.

(8)  SEVERANCE AND OTHER NON-RECURRING CHARGES

     Operating expenses for the three months ended March 31, 1998 include $440,000 for severance and other non-recurring compensation expenses incurred in connection with certain arrangements between the Company and certain former employees and executives. No such costs were incurred for the three months ended March 31, 1999.

(9)  SEGMENT REPORTING

      In July 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company has determined it has two reportable segments as of January 1, 1999: (i) a type and technology segment; and (ii) an on-demand publishing segment. Prior to January 1, 1999, the Company did not have distinctive reportable segments for its business and, as result, the Company has not previously reported segment information.

      The Company's reportable segments are strategic business units that sell the Company's products through distinct distribution channels. They are managed separately because each business requires different marketing strategies. The Company's approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.

      The Company evaluates performance based on profit or loss from operations before income taxes not including non-recurring gains and losses.

    The following table sets forth the Company's income statement information by segment:


                                               THREE MONTHS ENDED MARCH 31, 1999
                                           ---------------------------------------------
                                           TYPE AND TECHNOLOGY      ON-DEMAND PUBLISHING
                                           -------------------      --------------------
Revenues                                         $ 1,667                  $   704
Cost of revenues                                     459                       22
                                                 -------                  -------
      Gross profit                                 1,208                      682
                                                 -------                  -------
Operating Expenses:
  Selling and marketing                              361                      485
  Research and development                           506                      777
  General and administrative                         187                      260
                                                 -------                  -------

     Total operating expenses                      1,054                    1,522
                                                 -------                  -------
     Operating income (loss)                         154                     (840)
                                                 -------                  -------
     Net income (loss)                               307                     (840)
                                                 -------                  -------
                                                 -------                  -------

      The following table sets forth the Company's balance sheet information by segment:


                                                                                      THREE MONTHS ENDED
                                                                                        MARCH 31, 1999
                                                                                 -------------------------------
                                  ASSETS                                          TYPE AND            ON-DEMAND
Current assets:                                                                  TECHNOLOGY           PUBLISHING
                                                                                 ----------           ----------
    Cash and cash equivalents                                                     $ 12,622             $   --
    Accounts receivable, net of allowance                                            1,808                 --
    Current portion of long-term accounts receivable, net of allowance                 176                 --
    Deferred tax assets                                                                868                 --
    Prepaid expenses and other current assets                                          380                    2
                                                                                  --------             --------
           Total current assets                                                     15,854                    2
                                                                                  --------             --------
Property and equipment, net                                                            785                   59
                                                                                  --------             --------
Other assets:
    Long-term accounts receivable, net of allowance                               $     13             $   --
    Goodwill, net                                                                      781                1,235
    Investment in DiamondSoft, Inc.                                                    434                 --
    Other                                                                              160                 --
                                                                                  --------             --------
            Total other assets                                                       1,388                1,235
                                                                                  --------             --------
                Total assets                                                      $ 18,027             $  1,296
                                                                                  --------             --------
                                                                                  --------             --------
                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Current maturities of capital lease obligations                               $     29             $   --
    Accounts payable                                                                   479                  158
    Accrued income taxes                                                                14                 --
    Accrued expenses                                                                   649                1,278
    Deferred revenue                                                                    86                  701
                                                                                  --------             --------
           Total current liabilities                                                 1,257                2,137
                                                                                  --------             --------
Long-term liabilities:
    Capital lease obligations, less current maturities                                  20                 --
    Other long-term liabilities                                                         23                 --
                                                                                  --------             --------
           Total long-term liabilities                                                  43                 --
                                                                                  --------             --------
Stockholders' equity:
    Common Stock                                                                        73                 --
    Additional paid-in capital                                                      30,894                 --
    Accumulated deficit                                                            (14,180)                (841)
    Treasury stock, at cost; 38,549 shares                                             (60)                --
                                                                                  --------             --------
           Total stockholders' equity                                               16,727                 (841)
                                                                                  --------             --------
               Total liabilities and stockholders' equity                         $ 18,027             $  1,296
                                                                                  --------             --------
                                                                                  --------             --------


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     Bitstream Inc. develops, markets and supports software products and technologies to enhance the creation, management and transport of electronic documents. The Company's type and technology products and technologies consist of: (i) type products, such as libraries of type designs (fonts) and custom type products; (ii) enabling technologies, which deliver typographic capabilities to hardware output devices and software applications; (iii) TrueDoc(R), a portable type technology providing for the efficient distribution of text, with fidelity, in a highly compact format; (iv) T2K(TM), a font engine software component providing high-quality text rendering; (v) WebFonT Maker(TM), a web publishing tool that allows web page designers to embed their selected typefaces in web pagE designs. The Company's on-demand publishing products consist of: (i) Pageflex(TM), an on-demand publishing serveR enabling the design and automatic production of customized print documents that are targeted at a narrow segment or an individual reader; (ii) NuDoc(TM), an advanced document composition engine; (iii) Tropix(TM), a workFLOw application to automate repetitive steps in electronic publishing production; (iv) Mixxer(TM), a color correctioN filter for Adobe Photoshop; and (v) Apertura(TM), an application which enables Adobe Photoshop to open one or morE smaller portions of most popular image formats.

     Bitstream was founded in 1981 as a digital type supplier to computer hardware and software developers. The Company's library of type products is used by original equipment manufacturers ("OEMs"), independent software vendors ("ISVs") and end users around the world in the creation of electronic documents. The Company was also an early developer of typographic enabling software for hardware and software developers. The Company's font processor products are used to provide type scaling functionality to operating systems, network servers and a wide variety of computer printers and other output devices. Recently, the Company has focused its product development and marketing efforts on technology solutions that address the font-related issues of document creation and portability in the Internet and corporate intranets.

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

STATUS OF INVESTIGATION - PRODUCT READINESS

     The Company has established Year 2000 date operability standards against which it is testing the most current versions of its software products. During 1997, the Company initiated a program to update its accounting and information systems, where applicable, to ensure that its computer systems are Year 2000 compliant. Bitstream currently expects to substantially complete analyzing its current internal systems and to develop contingency plans for certain internal systems, by mid-1999. In addition, the Company maintains a Year 2000 expert on its staff to continue to assess, plan and implement solutions that will prepare its internal systems for January 1, 2000. Bitstream believes that these solutions will not pose significant operational problems for the Company, and that the costs of such preparations will not be material. However, if contingency plans were to fail or new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

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

     The Company has tested only the current versions of its products, and does not plan to test earlier versions of products. The Company believes a substantial number of the Company's customers are running product versions which have not been tested and may experience Year 2000 date related operability issues. The Company is in the process of identifying these customers and encouraging them to upgrade to current versions of the products. Further, the Company cautions users of such products to conduct their own Year 2000 operability testing to determine if continued use of the products allows them to meet their own Year 2000 readiness objectives. While many customers will be upgraded to Year 2000 ready versions of products under maintenance coverage, if eligible, in the normal course the Company expects to incur some increased expenses associated with the furnishing of upgrades and modifications. In addition, the ability of the Company to implement upgrades in time to meet customers' Year 2000 readiness requirements requires the continued availability of qualified technical personnel and the Company may incur additional costs to attract and retain such personnel as the Year 2000 draws closer. At this time the Company does not believe that the cost of potential upgrades or modifications will have a material effect on the Company's business, financial condition and operating results.

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

RESULTS OF OPERATIONS

     REVENUES. Total revenues for the three months ended March 31, 1999 decreased by approximately $470,000 or 16.5%, to approximately $2,371,000, as compared to approximately $2,841,000 for the three months ended March 31, 1998. The decrease in revenues for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, is primarily attributable to the loss of revenues associated with the Company's MediaBank and InterSep OPI product lines, which were sold to Inso Providence Corporation in August of 1998. For the three months ended March 31, 1999, revenues from the sale of the Company's type and technology and on-demand publishing business were $1,667,000 and $704,000, respectively.

     GROSS PROFIT. Gross profit for the three months ended March 31, 1999 decreased by approximately $776,000, or 29.1%, to $1,890,000 compared to approximately $2,666,000 for the three months ended March 31, 1998. Gross profit as a percentage of revenues for the three months ended March 31, 1999 decreased to 79.7% compared to 93.8% for the three months ended March 31, 1998. The decreases in gross profit and gross profit as a percentage of revenues are a result of the sale of substantially all of the assets relating to the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998.

     SELLING AND MARKETING. Selling and marketing expenses for the three months ended March 31, 1999 decreased by $931,000, or 52.4%, to approximately $846,000 compared to approximately $1,777,000 for the three months ended March 31, 1998. Selling and marketing expenses as a percentage of revenues for the three months ended March 31, 1999 decreased to 35.7% from 62.5% for the three months ended March 31, 1998. The decrease in selling and marketing expenses reflects a reduction in salary expense of sales and marketing personnel from the headcount reductions that took place in March and June of 1998.

     RESEARCH AND DEVELOPMENT. Research and development expenses for the three months ended March 31, 1999 increased by $233,000, or 22.2%, to $1,283,000 compared to $1,050,000 for the three months ended March 31, 1998. Research and development expenses as a percentage of revenues for the three months ended March 31, 1999 increased to 54.1% from 37.0% for the three months ended March 31, 1998. The increase in research and development expenses in dollars, and as a percentage of revenues, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998 reflects the ongoing investment in additional personnel to support expanded development of the Company's on-demand publishing technologies, NuDoc and Pageflex.

     GENERAL AND ADMINISTRATIVE. General and administrative expenses for the three months ended March 31, 1999 decreased by $130,000, or 22.5%, to $447,000, compared to $577,000 for the three months ended March 31, 1998. As a percentage of revenues, general and administrative expenses represented 18.9% for the three months ended March 31, 1999 as compared to 20.3% for the three months ended March 31, 1998. The decreases in general and administrative expenses in dollars, and as a percentage of revenues, for the three months ended March 31, 1999 as compared to the three months ended March 31, 1998, are primarily due to the elimination of duplicative general and administrative functions and administrative costs, including rent, utilities and other costs associated with Archetype's Burlington, Massachusetts office and a reduction in salary expense of general and administrative personnel resulting from the headcount reductions that took place in March and June of 1998.

     Operating expenses for the three months ended March 31, 1998 reflect $440,000 for severance and other non-recurring compensation expenses related to certain arrangements between the Company and certain former employees and executives.

     The Company recorded no tax benefit for the three months ended March 31, 1999. The Company recorded a tax provision consisting of foreign tax liabilities of $24,000 for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations primarily through the public sale of equity securities and cash flows from operations.

    The Company used approximately $1,681,000 of cash for the three months ended March 31, 1999 and approximately $426,000 of cash for the three months ended March 31, 1998 primarily to fund operating losses.

    The Company used approximately $116,000 of cash for the three months ended March 31, 1999 as compared to $700,000 of cash for the three months ended March 31, 1998. During the three months ended March 31, 1999, cash was used primarily to purchase equipment. For the three months ended March 31, 1998, the primary uses of cash were for the purchase of equipment and a $500,000 equity investment in DiamondSoft, Inc.

    The Company's financing activities provided cash of $167,000 for the three months ended March 31, 1999 as compared to $96,000 for the three months ended March 31, 1998. The cash provided in the three months ended March 31, 1999 and March 31, 1998 primarily resulted from the exercise of stock options.

    The Company believes its current cash and cash equivalent balances will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing in the future. If the Company was required to obtain additional financing in the future, there can be no assurance that sources of capital will be available on terms favorable to the Company, if at all.

     From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company's business. Any such transactions consummated may use a portion of the Company's working capital or require the issuance of equity or debt.

    FORWARD-LOOKING STATEMENTS

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS AND DERIVATIVE COMMODITY INSTRUMENTS.

     As of March 31, 1999, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES.

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

     The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the three-month period ended March 31, 1999. Currently, the Company does not engage in foreign currency hedging activities.

PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    Not applicable.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Instruments defining the rights of the holders of any class of registered securities of the Company have not been materially modified during the three months ended March 31, 1999.

(b) Rights evidenced by any class of registered securities of the Company have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended March 31, 1999.

(c) There were no unregistered securities sold by the Company during the three months ended March 31, 1999.

(d)  Use of Proceeds

         As of March 31, 1999, the approximately $12,200,000 net proceeds of the Company's initial public offering (IPO) of its Class A Common Stock pursuant to its Registration Statement on Form S-1, Commission File No. 333-11519, declared effective October 30, 1996, have been used as follows: (i) approximately $200,000 for the buildout of Bitstream's leased facilities in Cambridge, Massachusetts to accommodate the additional personnel that joined the Company as a result of the acquisition of Archetype, Inc.; (ii) approximately $6,041,000 for the acquisition of Mainstream Software Solutions, Ltd., Archetype, Inc., Type Solutions, Inc. and certain assets of Alaras Corporation; (iii) approximately $1,500,000 for the repayment of indebtedness, of which approximately $548,000 was paid to officers, directors and 10% stockholders of the Company and approximately $762,000 of which was paid to third parties; (iv) approximately $850,000 for royalty payments to others; (v) $500,000 for the investment in DiamondSoft, Inc.; and (vi) approximately $880,000 for the purchase and installation of equipment. The remaining net proceeds from the IPO are invested in short-term, interest-bearing, investment-grade securities.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the three months ended March 31, 1999.


ITEM 5. OTHER INFORMATION

    Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        27.1 Financial Data Schedule for the three months ended
March 31, 1999.

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the three months ended March 31, 1999.

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

                                                  BITSTREAM INC.
                                                  --------------
                                                  (Registrant)

      SIGNATURE                             TITLE                                  DATE
      ---------                             -----                                  ----
/s/ Anna M. Chagnon      Executive Vice President, Chief Financial Officer    May 14, 1999
Anna M. Chagnon          and General Counsel (Principal Financial Officer
                         and Principal Accounting Officer)