Form 10-Q
period 1999-06-30
BITSTREAM INC
filed 1999-08-16
CIK 818813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 1999

                                       or

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from            to
                                           ----------     ----------

                         COMMISSION FILE NUMBER: 0-21541

                                 BITSTREAM INC.
             (Exact name of registrant as specified in its charter)


           DELAWARE                                04-2744890
           --------                                ----------
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)


             215 FIRST STREET
         CAMBRIDGE, MASSACHUSETTS                   02142
         ------------------------                   -----
 (Address of principal executive offices)         (Zip Code)


                                 (617) 497-6222
              (Registrant's telephone number, including area code)

                                 Not Applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    On August 1, 1999 there were 7,375,547 shares of Class A Common Stock, par value $0.01 per share, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.

                                 BITSTREAM INC.

                                      INDEX


                                                                                                                  PAGE
                                                                                                                 NUMBERS
                                                                                                                 -------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 1999 AND
     DECEMBER 31, 1998..................................................................................           3

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
            AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998 ................................................           4

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
            JUNE 30, 1999 AND 1998......................................................................           5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................................................           6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.....................................................................          12

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....................................          21

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...............................................................................          22

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................................          22

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................................................          22

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................          22

ITEM 5. OTHER INFORMATION...............................................................................          23

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................          23

               SIGNATURES...............................................................................          23

                         PART I -- FINANCIAL STATEMENTS

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         BITSTREAM INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)

                                                                               JUNE 30,  DECEMBER 31,
                                                                                 1999       1998
                                                                                 ----       ----
                                              ASSETS
Current assets:
    Cash and cash equivalents                                                 $ 11,480    $ 14,252
    Accounts receivable, net of allowance of $898 and  $1,025 at
       June 30, 1999 and December 31, 1998,  respectively                        1,495       1,206
    Current portion of long-term accounts receivable,  net of
       allowance of $71 and $135 at June 30, 1999 and  December
       31, 1998, respectively                                                      312         304
    Deferred tax assets                                                            868         868
    Prepaid expenses and other current assets                                      350         390
                                                                              --------    --------
           Total current assets                                                 14,505      17,020
                                                                              --------    --------
Property and equipment, net                                                        844         853

Other assets:
    Long-term accounts receivable, net of allowance of $13  and
       $73 at June 30, 1999 and December 31, 1998, respectively                     13          93
    Goodwill, net                                                                1,899       2,133
    Investment in DiamondSoft, Inc.                                                437         444
    Other                                                                          136         168
                                                                              --------    --------
            Total other assets                                                   2,485       2,838
                                                                              --------    --------
                Total assets                                                  $ 17,834    $ 20,711
                                                                              --------    --------
                                                                              --------    --------
                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of capital lease obligations                           $     29    $     27
    Accounts payable                                                               285         171
    Accrued income taxes                                                            21         692
    Accrued expenses                                                             1,994       2,344
    Deferred revenue                                                               706       1,148
                                                                              --------    --------
          Total current liabilities                                              3,035       4,382
                                                                              --------    --------
Long-term liabilities:
    Capital lease obligations, net of current maturities                            13          27
    Other long-term liabilities                                                     21          27
                                                                              --------    --------
                                                                              --------    --------
          Total long-term liabilities                                               34          54
                                                                              --------    --------
Stockholders' equity:
    Common Stock, $.01 par value, 30,500 shares authorized, 7,250 and 7,055 issued as of June 30, 1999 and December 31,
    1998, respectively                                                              73          70
    Additional paid-in capital                                                  30,901      30,714
    Accumulated deficit                                                        (16,149)    (14,449)
    Treasury stock, 39 shares at cost                                              (60)        (60)
                                                                              --------    --------
                    Total stockholders' equity                                  14,765      16,275
                                                                              --------    --------
                    Total liabilities and stockholders' equity                $ 17,834    $ 20,711
                                                                              --------    --------
                                                                              --------    --------

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                     THREE MONTHS        SIX MONTHS
                                                        ENDED               ENDED
                                                       JUNE 30,            JUNE 30,
                                                   1999       1998       1999      1998
                                                   ----       ----       ----      ----

Revenue                                          $ 1,745    $ 3,304    $ 4,116    $ 6,145
Cost of revenue                                      305        691        786        884
                                                  -------    -------    -------    -------

    GROSS PROFIT                                   1,440      2,613      3,330      5,261

Operating expenses:
   Selling and marketing                             983      1,980      1,827      3,871
   Research and development                        1,277      1,304      2,556      2,625
   General and administrative                        512        437        965        613
   Severance and other
non-recurring                                       --          520       --          960
        compensation
                                                  -------    -------    -------    -------
       TOTAL OPERATING EXPENSES                    2,772      4,241      5,348      8,069
                                                  -------    -------    -------    -------

 Loss from operations                             (1,332)    (1,628)    (2,018)    (2,808)

Loss on investment in
       DiamondSoft, Inc.                             (38)       (50)        (7)       (50)
Other income, net                                    232         64        353        170
                                                  -------    -------    -------    -------
Loss before provision for income
       taxes                                      (1,138)    (1,614)    (1,672)    (2,688)
Provision for income taxes                           (30)       (45)       (29)       (69)
                                                  -------    -------    -------    -------
        NET LOSS                                 $ (1,168)   $(1,659)   $(1,701)   $(2,757)
                                                  -------    -------    -------    -------
                                                  -------    -------    -------    -------
Basic and diluted net loss per share              $ (0.16)   $ (0.25)   $ (0.24)   $ (0.42)
                                                  -------    -------    -------    -------
                                                  -------    -------    -------    -------
Basic and diluted weighted average
shares outstanding                                  7,212      6,701      7,170      6,650
                                                  -------    -------    -------    -------
                                                  -------    -------    -------    -------





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                       SIX MONTHS ENDED
                                                                           JUNE 30,
                                                                       1999       1998
                                                                       ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      $ (1,701)   $ (2,757)
     Adjustments to reconcile net loss to net cash provided by
           (used in) operating activities:
          Depreciation                                                  263         347
          Amortization                                                  250         228
          Compensation on grant of stock options                         13         322
          Loss on investment in DiamondSoft, Inc.                         7          50
          Changes in assets and liabilities:
            Accounts receivable                                        (297)        579
            Long-term accounts receivable                                80       1,087
            Prepaid expenses and other current assets                    40         228
            Accounts payable                                            116         (39)
            Accrued expenses                                           (350)         96
            Accrued Income Taxes                                       (671)       --
            Deferred revenue                                           (442)       --
                                                                   --------    --------
            Net cash provided by (used in)  operating activities     (2,692)        141

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                               (262)       (246)
     Proceeds from disposition of property and equipment                  8        --
     Investment in DiamondSoft, Inc                                    --          (500)
     (Increase) decrease in other assets                                 17         (27)
                                                                   --------    --------
            Net cash used in investing activities                      (237)       (773)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                    (14)        (13)
     Increase (decrease) in other long-term liabilities                  (5)        (18)
     Proceeds from the exercise of stock options and warrants           176         142
                                                                   --------    --------
             Net cash provided by financing activities                  157         111
                                                                   --------    --------

     Net decrease in cash and cash equivalents                       (2,772)       (521)
     Cash and cash equivalents, beginning of period                  14,252       6,364
                                                                   --------    --------
     Cash and cash equivalents, end of period                      $ 11,480    $  5,843
                                                                   --------    --------
                                                                   --------    --------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                        $      2    $      4
                                                                   --------    --------
                                                                   --------    --------
     Cash paid for income taxes                                    $    671    $   --
                                                                   --------    --------
                                                                   --------    --------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

(1) SIGNIFICANT ACCOUNTING POLICIES

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

    The balance sheet as of June 30, 1999, the statements of operations for the three months and six months ended June 30, 1999 and 1998, the statements of cash flows for the six months ended June 30, 1999 and 1998, and the notes to each thereof are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries for these interim periods.

    The results of operations for the three months and six months ended June 30, 1999 may not necessarily be indicative of the results to be expected for any future interim period or for the year ending December 31, 1999.

PRINCIPLES OF CONSOLIDATION
    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Bitstream World Trade, Inc. (a Delaware corporation), a holding company for Bitstream, B.V. (a Dutch corporation); Bitstream B.V. France (a French corporation), which was closed in 1998; Bitstream S.A.R.L. (a French corporation); Mainstream Software Solutions, Ltd. (an English corporation); Archetype, Inc. (a Delaware corporation); Pageflex Inc. (a Delaware corporation) and Type Solutions, Inc. (a New Hampshire corporation). All material intercompany transactions and balances have been eliminated in consolidation.

(2) EARNINGS PER SHARE

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 128 EARNINGS PER SHARE, basic earnings per share was determined by dividing net income by weighted average shares of common stock outstanding during the year. Diluted earnings per share reflects dilution of potentially derivative securities, primarily stock options based on the treasury stock method. Diluted net loss per share for the three months and six months ended June 30, 1999 and June 30, 1998 is the same as basic net loss per share for each period as the inclusion of the potential common stock equivalents would be antidilutive.

     A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted earnings per share is as follows (in thousands):

                                                    THREE MONTHS ENDED            SIX MONTHS ENDED
                                                         JUNE 30,                     JUNE 30,
                                                         --------                     --------
                                                    1999          1998           1999           1998
                                                    ----          ----           ----           ----
Weighted average shares outstanding                     7,212         6,701           7,170         6,650
    Dilutive effect of options                              -             -               -             -
    Dilutive effect of warrants                             -             -               -             -
                                                  ------------  ------------   -------------  ------------
Shares outstanding for diluted loss per share:          7,212         6,701           7,170         6,650
                                                  ------------  ------------   -------------  ------------
                                                  ------------  ------------   -------------  ------------
Antidilutive options and warrants excluded              3,324         2,903           3,324         2,903
                                                  ------------  ------------   -------------  ------------
                                                  ------------  ------------   -------------  ------------



(3) CONCENTRATION OF CREDIT RISK

    SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its temporary cash investments in several financial institutions. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable. No single customer accounted for 10% or greater of the Company's accounts receivable at June 30, 1999 or December 31, 1998.

    For the three months ended June 30, 1999, one customer represented 12.5% of revenues. For the three months ended June 30, 1998, no customer represented greater than 10% of revenues.

    For the six months ended June 30, 1999, two customers represented 13.9% and 13.1% of revenues, respectively. For the six months ended June 30, 1998, no customer represented greater than 10% of revenues.

(4) COMPREHENSIVE LOSS

     The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The components of the Company's comprehensive income (loss) are as follows (in thousands):

                                              THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                   JUNE 30,                          JUNE 30,
                                             1999             1998             1999            1998
                                             ----             ----             ----            ----
Net loss                                $       (1,168)  $       (1,659)  $       (1,701)  $      (2,757)
Cumulative translation adjustment,
     net of tax                                       -             (39)                -            (39)
                                          --------------   --------------   --------------   -------------
                                          --------------   --------------   --------------   -------------
Total comprehensive loss                $       (1,168)  $       (1,698)  $       (1,701)  $      (2,796)
                                          --------------   --------------   --------------   -------------
                                          --------------   --------------   --------------   -------------



(5) RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value pursuant to SFAS No. 137, issued in June 1999. SFAS No, 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its financial results or financial position.


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


(7) INVESTMENTS

     In March 1998, the Company made a $500,000 equity investment in DiamondSoft, Inc. ("DiamondSoft"), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. This equity investment represents a 25% ownership interest in DiamondSoft. Losses for the three-month and six-month periods ended June 30, 1999 and 1998 are included on the accompanying statement of operations.


(8) ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                                                  JUNE 30,           DECEMBER 31,
                                                                    1999                 1998
                                                                    ----                 ----
Accrued payroll and related                                    $            390   $               437
Accrued royalties payable                                                   329                   350
Accrued consulting and professional  services                               895                   901
Accrued miscellaneous liabilities                                           380                   656
                                                                  --------------     -----------------
          Total accrued expenses                               $          1,994   $             2,344
                                                                  --------------     -----------------
                                                                  --------------     -----------------



(9) SEVERANCE AND OTHER NON-RECURRING CHARGES

     Operating expenses for the three months and six months ended June 30, 1998 included severance and other non-recurring compensation expenses incurred in connection with certain arrangements between the Company and certain former employees and executives totaling $520,000 and $960,000, respectively. No such costs were incurred for the three or six month periods ended June 30, 1999.

(10)      SEGMENT REPORTING

      In July 1997, the FASB issued SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. The Company has determined it has two reportable segments as of January 1, 1999: (i) a type and technology segment; and (ii) an on-demand publishing segment. Prior to January 1, 1999, the Company did not have distinctive reportable segments for its business and, as result, the Company has not previously reported such segment information.

      The Company's reportable segments are strategic business units that sell the Company's products through distinct distribution channels. They are managed separately as each business requires different marketing strategies. The Company's approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.

      These reportable segments do not have any inter-segment revenues.

      The Company evaluates performance based on profit or loss from operations before income taxes, not including non-recurring gains and losses.

         The following table sets forth the Company's income statement information by segment (in thousands):

                                          THREE MONTHS ENDED             SIX MONTHS ENDED
                                             JUNE 30, 1999                JUNE 30, 1999
                                      TYPE AND        ON-DEMAND       TYPE AND        ON-DEMAND
                                      TECHNOLOGY      PUBLISHING      TECHNOLOGY      PUBLISHING
                                      ----------      ----------      ----------      ----------
Revenue                              $       1,485   $          260  $       3,152   $          964
Cost of revenue                                271               34            730               56
                                       ------------    -------------   ------------    -------------
      Gross profit                           1,214              226          2,422              908
                                       ------------    -------------   ------------    -------------
Operating Expenses:
  Selling and marketing                        413              570            772            1,055
  Research and development                     423              854            930            1,626
  General and administrative                   226              286            412              553
                                       ------------    -------------   ------------    -------------
       Total operating expenses              1,062            1,710          2,114            3,234
                                       ------------    -------------   ------------    -------------
      Income (loss) from operations  $         152   $      (1,484)  $         308   $      (2,326)
                                       ------------    -------------   ------------    -------------
                                       ------------    -------------   ------------    -------------


(10) SEGMENT REPORTING, CONTINUED

    The following table sets forth the Company's supplemental balance sheet information by segment (in thousands):

                                                                           JUNE 30, 1999
                                                                ------------------------------------

                                ASSETS                               TYPE AND         ON-DEMAND
                                                                    TECHNOLOGY        PUBLISHING
Current assets                                                    $      14,217      $       288
Property and equipment, net                                                 709              135
Receivable from subsidiary                                                3,030                -
Other Assets                                                              1,337            1,148
                                                                    ------------       ----------
                Total assets                                      $      19,293      $     1,571
                                                                    ------------       ----------
                                                                    ------------       ----------
              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                               $       2,169      $       866
Long-term liabilities                                                        34                -
Payable to parent company                                                     -            3,030
                                                                    ------------       ----------
Total liabilities                                                         2,203            3,896
                                                                    ------------       ----------
Stockholders' equity:                                                    17,090          (2,325)
                                                                    ------------       ----------
                 Total liabilities and stockholders' equity       $      19,293      $     1,571
                                                                    ------------       ----------
                                                                    ------------       ----------



(11)      GEOGRAPHICAL REPORTING

SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION also requires disclosures of certain "Enterprise-wide Information" including the information about major customers included in footnote (3) and geographical areas. The Company attributes revenues to different geographical areas on the basis of the location of the customer. Revenues by geographic area are as follows (in thousands):

                                                      Three Months                 Six Months
                                                         ended                        ended
                                                     June 30, 1999              June 30, 1999
                                                  ---------------------         ------------------
Revenue:
   United States                                  $                942          $           2,720
   Europe                                                          379                        622
   Japan                                                           364                        460
   Canada                                                           39                        237
   Other                                                            21                         77
                                                      -----------------            ---------------
          Total revenue                           $              1,745          $           4,116
                                                      -----------------            ---------------
                                                      -----------------            ---------------


Long-lived tangible assets by geographic are as follows (in thousands):

                                       June 30, 1999
                                       -------------
United States                              $ 826
England                                       18
                                           -----
   Total                                   $ 844


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

    Bitstream Inc. develops, markets and supports software products and technologies to enhance the creation, management and transport of electronic documents. The Company's type and technology products and technologies consist of: (i) type products, such as libraries of type designs (fonts) and custom type products; (ii) enabling technologies, which deliver typographic capabilities to hardware output devices and software applications; (iii) TrueDoc Registered, a portable type technology providing for the efficient distribution of text, with fidelity, in a highly compact format; (iv) T2K-TM-, a font engine software component providing high-quality text rendering; (v) WebFont Maker-TM-, a web publishing tool that allows web page designers to embed their selected typefaces in web page designs. The Company's on-demand publishing products consist of: (i) Pageflex-TM-, an on-demand publishing server enabling the design and automatic production of customized print documents that are targeted at a narrow segment or an individual reader; (ii) NuDoc-TM-, an advanced document composition engine;
(iii) Tropix-TM-, a workflow application to automate repetitive steps in electronic publishing production; (iv) Mixxer-TM-, a color correction filter for Adobe Photoshop; and (v) Apertura-TM-, an application which enables Adobe Photoshop to open one or more smaller portions of most popular image formats.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

STATUS OF INVESTIGATION - PRODUCT READINESS

    The Company has established Year 2000 date operability standards against which it is testing the most current versions of its software products. During 1997, the Company initiated a program to update its accounting and information systems, where applicable, to ensure that its computer systems are Year 2000 compliant. Bitstream has substantially completed its analysis of its current internal systems. In addition, the Company maintains a Year 2000 expert on its staff to continue to assess, plan and implement solutions that will prepare its internal systems for January 1, 2000. Bitstream believes that these solutions will not pose significant operational problems for the Company, and that the costs of such preparations will not be material. However, if contingency plans were to fail or new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

STATUS OF INVESTIGATION - THIRD PARTY READINESS

    The Company is continuing to assess the Year 2000 readiness of material third parties, such as public utilities and key clients or suppliers, who provide external services to the Company. The Company expects to substantially complete these assessments and testing by September 30, 1999. The Company has certain key relationships with suppliers which furnish components and software used by the Company in its products. If these suppliers fail to adequately address the Year 2000 issue for the products they supply to the Company, such failure could have a material adverse effect on the Company's operations, reputation, and financial results. Certain of the Company's products contain third party components and software that are integral to their operation for which the cost and time to integrate alternative components or software into these products would be material.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (in thousands, except share and per share and percent amounts)

CONSOLIDATED REVENUE:

                                      June 30,     June 30,                             Change
                                       1999           1998                      Dollars         Percent
                                 -------------------------------           ---------------      -----------
Three months ended:
 Revenue                            $       1,745  $      3,304              $     (1,559)         (47.2)%

Six months ended:
 Revenue                            $       4,116  $      6,145              $     (2,029)         (33.0)%

     The decreases in revenues for the three and six month periods ended June 30, 1999 as compared to the three and six month periods ended June 30, 1998, were primarily attributable to the loss of revenues associated with the Company's MediaBank and InterSep OPI product lines, which were sold to Inso Providence Corporation in August of 1998. Revenue generated by these products during the three and six month periods ended June 30, 1998, were $1,466 and $2,689, respectively. The Company retained its type and technology business and entered into the on-demand publishing business. The discussion of these segments follows:

Type and technology revenue:

                                                       June 30,                         Change
                                                   1999          1998           Dollars       Percent
                                                -----------   -----------   ----------------- ------------
Three months ended:
   Type and technology revenue                $      1,485  $      1,838        $     (353)       (19.2)%
   Percentage of total revenue                       85.1%         55.7%

Six months ended:
   Type and technology revenue                $      3,152  $      3,456        $     (304)        (8.8)%
   Percentage of total revenue                       76.6%         56.2%

     The decreases in type and technology revenues were primarily caused by decreases in OEM sales of $618 and $416 for the three and six month periods, respectively, offset by increases in direct sales of $265 and $112 during the same periods. The decrease in OEM revenue was caused by a generally weaker demand for the Company's traditional type products and slowed growth in the emerging markets, which began during the first quarter of 1998. The increase in direct sales is a direct result of an increased retail marketing effort.

On-demand publishing revenue:

                                                       June 30,                       Change
                                                   1999          1998       Dollar            Percent
                                                -----------   -----------   ----------------- ------------
Three months ended:
   On-demand publishing revenue                $        260  $         -         $       260         100%
   Percentage of total revenue                        14.9%

Six months ended:
   On-demand publishing revenue                $        964  $         -         $       964         100%
   Percentage of total revenue                        23.4%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The Company began shipping its on-demand publishing products during the first quarter of 1999. Revenue for the six months ended June 30, 1999 included $555 from a one-time license agreement with Inso Providence Corporation. Management expects revenues will increase during the remainder of 1999, but there can be no assurances as to the extent of such increases.

     CONSOLIDATED GROSS PROFIT:

                                                       June 30,                        Change
                                                   1999          1998          Dollars        Percent
                                                -----------   -----------   ----------------- -------------
Three months ended:
   Gross profit                               $      1,440  $      2,613        $     (1,173)      (44.9)%
   Percentage of total revenue                       82.5%         79.1%

Six months ended:
   Gross profit                               $      3,330  $      5,261        $     (1,931)      (36.7)%
   Percentage of total revenue                       80.9%         85.6%

     The decreases in gross profit dollars are a result of the sale of substantially all of the assets relating to the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998. Gross profit associated with the on-demand publishing segment was $226 and $908, respectively, for the three and six month periods ended June 30, 1999. Gross profit for the type and technology segment decreased $109 or 8.2% and $349 or 12.6% to $1,214 and $2,422, respectively, for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. Decreases in gross profit associated with the sale of the above-mentioned product lines were $1,290 and $2,490, respectively, for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. Gross profit as a percentage of revenue increased for the three month period ended June 30, 1999 compared to June 30, 1998 as a result of the reorganizations completed during 1998. Gross profit as a percentage of sales for the six months ended June 30, 1999 compared to 1998 reflect the lower sales for the period and costs incurred in the shipping and production areas that were higher in anticipation of higher revenue generation. Cost of revenue is composed of direct costs of licenses and royalties, as well as direct costs of product sales to end users. Included in the cost of licenses and royalties are fees paid to third parties for the development or license of rights to technology and/or unique typeface designs and costs incurred in the fulfillment of custom orders from OEM and ISV customers. Included in cost of product sales to end users and distributors are the direct costs associated with the duplication, packaging and shipping of product. Management expects that gross profit as a percentage of sales will increase over the remainder of 1999 and remain above the 1998 levels.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED SELLING AND MARKETING:

                                                       June 30,                        Change
                                                   1999          1998             Dollars     Percent
                                                -----------   -----------   ----------------- --------------
Three months ended:
   Selling and marketing                      $        983  $      1,980        $       (997)       (50.4)%
   Percentage of total revenue                       56.3%         59.9%

Six months ended:
   Selling and marketing                      $      1,827  $      3,871        $     (2,044)       (52.8)%
   Percentage of total revenue                       44.4%         63.0%

     The decrease in selling and marketing expenses in dollars, and as a percentage of revenues, for the three and six month periods ended June 30, 1999 as compared to the three and six month periods ended June 30, 1998 reflect a reduction in salary expense resulting from the headcount reductions that took place in March and June of 1998. Selling and marketing costs associated with the on-demand publishing segment were $570 and $1,055 for the three and six month periods ended June 30, 1999. Selling and marketing expenses for the type and technology segment decreased $380 or 47.9% and $888 or 53.5% to $413 and $772, respectively, for the three and six month periods ended June 30, 1999 versus the same periods in 1998. Decreases in selling and marketing expenses associated with the sale of the MediaBank and InterSep OPI product lines were $1,187 and $2,211, respectively, for the three and six month periods ended June 30, 1999 compared to 1998.

     CONSOLIDATED RESEARCH AND DEVELOPMENT ("R&D"):

                                                       June 30,                         Change
                                                   1999          1998             Dollar      Percent
                                                -----------   -----------   ----------------- -------------
Three months ended:
   Research and development                   $      1,277  $      1,304          $      (27)       (2.1)%
   Percentage of total revenue                       73.2%         39.5%

Six months ended:
   Research and development                   $      2,556  $      2,625          $      (69)       (2.6)%
   Percentage of total revenue                       62.1%         42.7%

     Research and development expenses decreased in absolute dollars, but increased as a percentage of revenue, for the three and six month periods ended June 30, 1999 as compared to the three and six month periods ended June 30, 1998, respectively. These decreases reflect the ongoing investment in additional personnel to support expanded development of the Company's on-demand publishing technologies, NuDoc and Pageflex. R&D costs associated with the on-demand publishing segment were $854 and $1,626, respectively, for the three and six month periods ended June 30, 1999. R&D expenses for the type and technology segment decreased $497 or 54% and $882 or 48.7% to $423 and $930, respectively, for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. Decreases in R&D expenses associated with the sale of the mediabank and InterSep OPI product lines were $384 and $813, respectively, for the three and six month periods ended June 30, 1999 compared to 1998. Management expects R&D costs to approximate the levels of 1998 for the remainder of 1999.

          ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED GENERAL AND ADMINISTRATIVE ("G&A"):

                                                       June 30,                          Change
                                                   1999          1998              Dollar     Percent
                                                -----------   -----------   ----------------- -------------
Three months ended:
   General and administrative                 $        512  $        437          $        75        17.2%
   Percentage of total revenue                       29.3%         13.2%

Six months ended:
   General and administrative                 $        965  $        613          $       352        57.4%
   Percentage of total revenue                       23.5%         10.0%

     The increases in G&A expenses in dollars, and as a percentage of revenues, for the three and six month periods ended June 30, 1999 as compared to the three and six month periods ended June 30, 1998, respectively, are primarily due to increases in administrative positions at the end of 1998 to handle the growth necessitated by the commitment to enter and invest in the on-demand publishing business. These increases, as a percentage of sales, are higher because of the decrease in sales associated with the sale of the MediaBank and InterSep OPI product lines. G&A costs associated with the on-demand publishing segment were $286 and $553, respectively, for the three and six month periods ended June 30, 1999. G&A expenses for the type and technology segment decreased $110 or 33% and $100 or 19.5% to $226 and $412, respectively, for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. Decreases in G&A expenses associated with the sale of the above-mentioned product lines were $101 and $101, respectively, for the three and six month periods ended June 30, 1999 compared to 1998. Management expects G&A expenses to remain above the 1998 levels during the remainder of 1999.

     A significant portion of the Company's operating expenses are fixed, and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if products are not completed and/or shipped on schedule and revenues do not meet the Company's expectations in any given quarter, the Company's operating results and financial condition could be adversely affected.

     SEVERANCE AND OTHER NON-RECURRING COMPENSATION EXPENSE. Severance and other non-recurring compensation expenses are related to the reorganization and personnel reductions, which occurred in March and June of 1998 and totaled $520 and $960, respectively, for the three and six month periods ended June 30, 1998. There were no such expenses incurred during the same periods in 1999.

     LOSS ON INVESTMENT IN DIAMONDSOFT, INC. The Company made a $500 equity investment in DiamondSoft, Inc. representing a 25% ownership interest. DiamondSoft, Inc. is a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. Losses were $(38) and $(7) and $(50) and $(50), respectively, for the three-month and six-month periods ended June 30, 1999 and1998.

     OTHER INCOME, NET. Other income consists primarily of interest income earned.

     PROVISION FOR INCOME TAXES. The Company recorded a tax provision consisting primarily of foreign tax liabilities, relating mainly to sales to customers in Japan of $30 and $29, and $45 and $69, respectively, for the three and six month periods ended June 30, 1999 and 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations and cash received from the sale of the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998.

    The Company's operating activities used cash of approximately $2,692 for the six months ended June 30, 1999 as compared to providing cash totaling $141 for the six months ended June 30, 1998. The cash used during the six months ended June 30, 1999 was primarily due to the net loss from the on-demand publishing business offset by the income from the type and technology business. The net loss adjusted for non-cash expenses resulted in a use of $1,168 in cash during the six months ended June 30, 1999. The net loss resulted in a $1,810 use of cash for the six months ended June 30, 1998. During the six months ended June 30, 1999 the Company also used cash to pay down accrued expenses of $350, income taxes of $671, and recognized $442 in deferred revenue greater than the additional deferred revenue booked during the period. During the six months ended June 30, 1998, the Company had generated $1,894 in cash by collecting trade and long-term receivables greater than the additional receivables booked during the period, as well as decreases in its prepaid expense balance.

    The Company's investing activities used cash of approximately $237 for the six months ended June 30, 1999 as compared to $773 for the six months ended June 30, 1998. Investing activities for the six months ended June 30, 1999 consisted primarily of the purchase of property and equipment totaling $262. For the six months ended June 30, 1998, investing activities consisted primarily of an equity investment of $500 in DiamondSoft, Inc., a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets and the purchase of property and equipment for $246.

    The Company's financing activities provided cash of $157 for the six months ended June 30, 1999 as compared to $111 for the six months ended June 30, 1998. The cash provided in the six months ended June 30, 1999 and June 30, 1998 primarily resulted from the exercise of stock options.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS AND DERIVATIVE COMMODITY INSTRUMENTS.

     As of June 30, 1999, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES.

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

     The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the three-month and six-month periods ended June 30, 1999. Currently, the Company does not engage in foreign currency hedging activities.

PART II -- OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Instruments defining the rights of the holders of any class of registered securities of the Company have not been materially modified during the six months ended June 30, 1999.

(b) Rights evidenced by any class of registered securities of the Company have not been materially limited or qualified by the issuance or modification of any other class of securities during the six months ended June 30, 1999.

(c) There were no unregistered securities sold by the Company during the six months ended June 30, 1999.

 (d)   Use of Proceeds
         As of June 30, 1999, the approximately $12,200,000 net proceeds of the Company's initial public offering (IPO) of its Class A Common Stock pursuant to its Registration Statement on Form S-1, Commission File No. 333-11519, declared effective October 30, 1996, have been used as follows: (i) approximately $200,000 for the buildout of Bitstream's leased facilities in Cambridge, Massachusetts to accommodate the additional personnel that joined the Company as a result of the acquisition of Archetype, Inc.; (ii) approximately $6,041,000 for the acquisition of Mainstream Software Solutions, Ltd., Archetype, Inc., Type Solutions, Inc. and certain assets of Alaras Corporation; (iii) approximately $1,500,000 for the repayment of indebtedness, of which approximately $548,000 was paid to officers, directors and 10% stockholders of the Company and approximately $762,000 of which was paid to third parties; (iv) approximately $961,000 for royalty payments to others; (v) $500,000 for the investment in DiamondSoft, Inc.; and (vi) approximately $1,008,000 for the purchase and installation of equipment. The remaining net proceeds from the IPO are invested in short-term, interest-bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) On June 3, 1999, the Annual Meeting of Stockholders of the Company was held at the Royal Sonesta Hotel, 5 Cambridge Parkway, Cambridge, Massachusetts 02142.

    (b) George B. Beitzel, Amos Kaminski, David G. Lubrano and Charles Ying were elected at the Annual Meeting to serve as directors of the Company.

(c) At the Annual Meeting, the Stockholders also voted to ratify the action of the Board of Directors in appointing Arthur Andersen LLP as auditors for the Company for the fiscal year ending December 31, 1999.

    The following votes were tabulated on the aforementioned proposals:

1. To elect a board of four (4) directors to serve until the next Annual Meeting of Stockholders or until their respective successors are elected and qualified.

                         Nominee           For           Withheld Authority
                         -------           ---           ------------------
                  George B. Beitzel     6,292,930             12,804
                  Amos Kaminski         6,292,730             13,004
                  David G. Lubrano      6,292,930             12,804
                  Charles Ying          6,249,707             56,027

2. To ratify the action of the Board of Directors in appointing Arthur Andersen LLP as auditors for the Company for the fiscal year ending December 31, 1999.

            For            Against          Abstain           Broker Non-vote
            ---            -------          -------           ---------------

         6,297,030           2,704           6,000                0

     (d) Not applicable.


ITEM 5. OTHER INFORMATION

    Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

27.1 Financial Data Schedule for the six months ended June 30, 1999.

(b)      Reports on Form 8-K

        No reports on Form 8-K were filed during the six months ended June 30, 1999.



                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  BITSTREAM INC.
                                                  (Registrant)

          SIGNATURE                             TITLE                                  DATE
/s/ Anna M. Chagnon      Executive Vice President, Chief Financial Officer    August 13, 1999
Anna M. Chagnon          and General Counsel (Principal Financial Officer)

/s/ James P. Dore        Corporate Controller (Principal Accounting Officer)  August  13, 1999
-----------------
James P. Dore