Form 10-Q
period 1999-09-30
BITSTREAM INC
filed 1999-11-15
CIK 818813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                   (Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 1999

                                       or

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On November 1, 1999 there were 7,397,049 shares of Class A Common Stock, par value $0.01 per share, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.

                         BITSTREAM INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                                  PAGE
                                                                                                                 NUMBERS
                                                                                                                 -------

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 1999 AND                                                      3
     DECEMBER 31, 1998..................................................................................

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
            AND NINE  MONTHS ENDED SEPTEMBER 30, 1999 AND 1998 .........................................           4

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED
            SEPTEMBER 30, 1999 AND 1998.................................................................           5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS..............................................................           6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.....................................................................          13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....................................          24

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...............................................................................          25

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................................          25

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................................................          26

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................          26

ITEM 5. OTHER INFORMATION...............................................................................          26

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................          26

               SIGNATURES...............................................................................          26

                         PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         BITSTREAM INC. AND SUBSIDIARIES
        CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                     SEPTEMBER 30,   DECEMBER 31,
                                                                        1999             1998
                                                                        ----             ----
                                              ASSETS
Current assets:
    Cash and cash equivalents                                       $       10,174    $      14,252
    Accounts receivable, net of allowance of $848 and $1,025 at
       September 30, 1999 and December 31, 1998, respectively                1,960            1,206
    Current portion of long-term accounts receivable, net of
       allowance of $55 and $135 at September 30, 1999 and
       December  31, 1998, respectively                                        167              304
    Deferred tax assets                                                        868              868
    Prepaid expenses and other current assets                                  252              390
                                                                    ---------------   --------------
           Total current assets                                             13,421           17,020
                                                                    ---------------   --------------
Property and equipment, net                                                    793              853
                                                                    ---------------   --------------

Other assets:
    Long-term accounts receivable, net of allowance of $47 and
      $73 at September 30, 1999 and December 31, 1998,
       respectively                                                              5               93
    Goodwill, net                                                            1,782            2,133
    Investment in DiamondSoft, Inc.                                            455              444
    Other                                                                      135              168
                                                                    ---------------   --------------
            Total other assets                                               2,377            2,838
                                                                    ---------------   --------------

                Total assets                                        $       16,591    $      20,711
                                                                    ---------------   --------------
                                                                    ---------------   --------------
                               LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Current maturities of capital lease obligations                 $           30    $          27
    Accounts payable                                                           359              171
    Accrued expenses                                                         1,355            2,344
    Accrued income taxes                                                         -              692
    Deferred revenue                                                           201            1,148
                                                                    ---------------   --------------
          Total current liabilities                                          1,945            4,382
                                                                    ---------------   --------------

Long-term liabilities:
    Capital lease obligations, net of current maturities                         5               27
    Other long-term liabilities                                                 24               27
                                                                    --------------    --------------
          Total long-term liabilities                                           29               54
                                                                    --------------    --------------

Stockholders' equity:
    Common Stock, $.01 par value, 30,500 shares authorized,
       7,377 and 7,055 issued as of September 30, 1999 and
       December 31, 1998, respectively                                          74               70
    Additional paid-in capital                                              31,023           30,714
    Accumulated deficit                                                   (16,420)         (14,449)
    Treasury stock, 39 shares at cost                                         (60)             (60)
                                                                    ---------------   --------------
                    Total stockholders' equity                              14,617           16,275
                                                                    ---------------   --------------
                    Total liabilities and stockholders' equity      $       16,591    $      20,711
                                                                    ---------------   --------------
                                                                    ---------------   --------------

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS

                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               THREE MONTHS                   NINE MONTHS
                                                   ENDED                         ENDED
                                               SEPTEMBER 30,                  SEPTEMBER 30,
                                               1999          1998          1999           1998
                                               ----          ----          ----           ----

     Revenue                                 $     2,689   $     1,135   $     6,805   $       7,280
     Cost of revenue                                 323           236         1,109           1,120
                                             ------------  ------------  ------------  --------------

         GROSS PROFIT                              2,366           899         5,696           6,160

     Operating expenses:
        Selling and marketing                      1,214         1,659         3,041           4,843
        Research and development                   1,158           997         3,713           3,621
        General and administrative                   420           527         1,386           1,141
        Severance and other
           non-recurring compensation                  -         1,000             -           2,647
                                             ------------  ------------  ------------  --------------

            TOTAL OPERATING EXPENSES               2,792         4,183         8,140          12,252
                                             ------------  ------------  ------------  --------------

     Gain on sale of assets                            -        10,317             -          10,317
                                             ------------  ------------  ------------  --------------

     Income (loss) from operations                 (426)         7,033       (2,444)           4,225

     Income (loss)  on investment in
            DiamondSoft, Inc.                         18           (2)            11            (52)
     Other income, net                               150           135           502             305

                                             ------------  ------------  ------------  --------------
     Income (loss) before provision for
            income taxes                           (258)         7,166       (1,931)           4,478

     Provision for (benefit from)
     income taxes                                     12          (23)            40              45
                                             ------------  ------------  ------------  --------------


             NET INCOME (LOSS)               $      (270)  $      7,189  $    (1,971)  $        4,433
                                             ------------  ------------  ------------  --------------
                                             ------------  ------------  ------------  --------------

     Net income (loss) per share:
          Basic                              $     (0.04)  $       1.06  $     (0.27)  $         0.71
                                             ------------  ------------  ------------  --------------
                                             ------------  ------------  ------------  --------------
          Diluted                            $     (0.04)  $       0.96  $     (0.27)   $        0.59
                                             ------------  ------------  ------------  --------------
                                             ------------  ------------  ------------  --------------

     Weighted average shares outstanding:
          Basic                                    7,289         6,765         7,209           6,254
                                             ------------  ------------  ------------  --------------
                                             ------------  ------------  ------------  --------------
          Diluted                                  7,289         7,452         7,209           7,525
                                             ------------  ------------  ------------  --------------
                                             ------------  ------------  ------------  --------------

The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS

                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                            1999             1998
                                                                            ----             ----

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                   $    (1,971)   $     4,433
     Adjustments to reconcile net loss to net cash used in operating activities:
          Gain on sale of certain assets sold to Inso Providence Corp               -      (10,317)
          Depreciation                                                            372           484
          Amortization                                                            393           357
          Compensation on grant of stock options                                   19           334
          Income (loss) on investment in DiamondSoft, Inc.                       (11)            52
          Changes in assets and liabilities:
            Accounts receivable                                                 (617)         3,135
            Prepaid expenses and other current assets                             138           159
            Long-term accounts receivable                                          88            30
            Accounts payable                                                      188         (356)
            Accrued expenses                                                    (966)            83
            Accrued income taxes                                                (692)             -
            Deferred revenue                                                    (947)             -

                                                                           -----------    ----------
            Net cash used in  operating activities                            (4,006)       (1,606)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of property and equipment                                        (366)         (190)
     Cash proceeds from sale of certain assets to Inso Providence Corp              -        11,430
     Proceeds from disposition of property and equipment                            8             -
     Investment in DiamondSoft, Inc                                                 -         (500)
     (Increase) decrease in other assets                                           16          (22)

                                                                           -----------    ----------
            Net cash provided by (used in) investing activities                 (342)        10,718

CASH FLOWS FROM FINANCING ACTIVITIES:
     Principal payments on capital lease obligations                             (19)          (20)
     Increase (decrease) in other long-term liabilities                           (3)             2
     Proceeds from the exercise of stock options and warrants                     292           243

                                                                           -----------    ----------
             Net cash provided by financing activities                            270           225
                                                                           -----------    ----------

     Net increase (decrease) in cash and cash equivalents                     (4,078)         9,337
     Cash and cash equivalents, beginning of period                            14,252         6,364
                                                                           -----------    ----------
     Cash and cash equivalents, end of period                            $     10,174   $    15,701
                                                                           -----------    ----------
                                                                           -----------    ----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Cash paid for interest                                              $          4   $         5
                                                                           -----------    ----------
                                                                           -----------    ----------
     Cash paid for income taxes                                          $        692   $        21
                                                                           -----------    ----------
                                                                           -----------    ----------



The accompanying notes are an integral part of these consolidated financial statements.

ITEM 1. FINANCIAL STATEMENTS

                         BITSTREAM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

(1) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
    The consolidated financial statements of Bitstream Inc. (the "Company" or "Bitstream") presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 1998 has been derived from the Company's audited consolidated financial statements. These statements should be read in conjunction with the financial statements and notes thereto for the period ended December 31, 1998 included in the Company's Annual Report on Form 10-K, which was filed by the Company with the SEC on March 31, 1999.

    The balance sheet as of September 30, 1999, the statements of operations for the three months and nine months ended September 30, 1999 and 1998, the statements of cash flows for the nine months ended September 30, 1999 and 1998, and the notes to each thereof are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries for these interim periods.

    The results of operations for the three months and nine months ended September 30, 1999 may not necessarily be indicative of the results to be expected for any future interim period or for the year ending December 31, 1999.

PRINCIPLES OF CONSOLIDATION
     The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Bitstream World Trade, Inc. (a Delaware corporation), a holding company for Bitstream, B.V. (a Dutch corporation); Bitstream B.V. France (a French corporation), which was closed in 1998; Bitstream S.A.R.L. (a French corporation); Mainstream Software Solutions, Ltd. (an English corporation); Archetype, Inc. (a Delaware corporation); Pageflex, Inc. (a Delaware corporation);Type Solutions, Inc. (a New Hampshire corporation); and Myfonts.com, Inc. (a Delaware corporation). All material intercompany transactions and balances have been eliminated in consolidation.

RECLASSIFICATIONS
     Certain reclassifications were made to the 1998 consolidated financial statements to conform to the 1999 presentation.

ITEM 1. FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(2) EARNINGS PER SHARE (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 128 EARNINGS PER SHARE, basic earnings per share was determined by dividing net income (loss) by the weighted average shares of common stock outstanding during the year. Diluted earnings per share reflects dilution from potentially dilutive securities, primarily stock options based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported as the inclusion of the potential common stock equivalents would be antidilutive.

     A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted earnings per share is as follows:


                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                        SEPTEMBER 30,                 SEPTEMBER 30,
                                                        -------------                 -------------
                                                     1999          1998            1999            1998
                                                     ----          ----            ----            ----
Weighted average shares outstanding                     7,289         6,765           7,209         6,689
    Dilutive effect of options                              -           427               -           544
    Dilutive effect of warrants                             -           260               -           292
                                                  ------------  ------------   -------------  ------------
                                                  ------------  ------------   -------------  ------------
Shares outstanding for diluted income (loss)
    per share:                                          7,289         7,452           7,209         7,525
                                                  ------------  ------------   -------------  ------------
                                                  ------------  ------------   -------------  ------------

Antidilutive options and warrants excluded              1,100         1,711           1,100         1,562
                                                  ------------  ------------   -------------  ------------
                                                  ------------  ------------   -------------  ------------


     Potential common shares are not included for the three or nine month periods ended September 30, 1999 because they would be antidilutive. Had the numerator been a profit, the potential common shares would have increased the weighted average shares outstanding by 550 shares for the three and nine month periods ended September 30, 1999. In addition, there were warrants and options to purchase 550 shares for the three and nine month periods ended September 30,1999, and 1,711 and 1,562 shares for the three and nine months ended September 30, 1998, respectively that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company's common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.


(3) CONCENTRATION OF CREDIT RISK

     SFAS No. 105, DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its temporary cash investments in several financial institutions. The

ITEM 1. FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(3) CONCENTRATION OF CREDIT RISK (CONTINUED)
Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable. At September 30, 1999, three customers represented 18.0%, 11.9% and 11.9%, respectively of the Company's combined accounts receivable, current portion of long-term receivables and the long-term receivable balances. No single customer accounted for 10% or greater of the Company's accounts receivable at December 31, 1998.

    For the three months ended September 30, 1999, three customers represented 30.5%, 18.6%, and 10.6% of revenues, respectively. For the three months ended September 30, 1998, one customer represented 25.9% of revenues.

    For the nine months ended September 30, 1999, three customers represented 15.1%, 10.0% and 10.0% of revenues, respectively. For the nine months ended June 30, 1998, no customer represented greater than 10% of revenues.


(4) COMPREHENSIVE INCOME (LOSS)

     The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. The components of the Company's comprehensive income (loss) are as follows (in thousands):


                                              THREE MONTHS ENDED                NINE MONTHS ENDED
                                                 SEPTEMBER 30,                    SEPTEMBER 30,
                                             1999                1998             1999            1998
                                             ----                ----             ----            ----

Net income (loss)                       $         (270)  $         7,189  $       (1,971)  $        4,433
Foreign translation adjustment                       -               (39)              -              (39)
                                          --------------   --------------   --------------   -------------
Comprehensive income (loss)             $         (270)  $         7,150  $       (1,971)  $        4,394
                                          --------------   --------------   --------------   -------------
                                          --------------   --------------   --------------   -------------

ITEM 1. FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(5) RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value pursuant to SFAS No. 137, issued in June 1999. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its financial results or financial position.


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


(7) INVESTMENTS

     In March 1998, the Company made a $500,000 equity investment in DiamondSoft, Inc. ("DiamondSoft"), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. This equity investment represents a 25% ownership interest in DiamondSoft. Losses for the three-month and nine-month periods ended September 30, 1999 and 1998 are included on the accompanying statement of operations.

ITEM 1. FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(8) ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):


                                                                  SEPTEMBER 30,          DECEMBER 31,
                                                                      1999                   1998
                                                                      ----                   ----
Accrued payroll and related expenses                           $                377    $              437
Accrued royalties payable                                                       230                   350
Accrued consulting and professional services                                    478                   861
Accrued miscellaneous liabilities                                               270                   696
                                                                  ------------------      ----------------
          Total accrued expenses                               $              1,355    $            2,344
                                                                  ------------------      ----------------
                                                                  ------------------      ----------------



(9) SEVERANCE AND OTHER NON-RECURRING CHARGES

     Operating expenses for the three months and nine months ended September 30, 1998 included severance and other non-recurring compensation expenses incurred in connection with certain arrangements between the Company and certain former employees and executives totaling $1,000,000 and $2,647,000, respectively. No such costs were incurred for the three or nine month periods ended September 30, 1999.

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

ITEM 1. FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
10)  SEGMENT REPORTING (CONTINUED)
      The following table sets forth the Company's statement of operations by segment (in thousands):


                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                        ------------------              -----------------
                                        SEPTEMBER 30, 1999              SEPTEMBER 30, 1999
                                        ------------------              ------------------
                                      TYPE AND        ON-DEMAND       TYPE AND        ON-DEMAND
                                      --------        ---------       --------        ---------
                                      TECHNOLOGY      PUBLISHING      TECHNOLOGY      PUBLISHING
                                      ----------      ----------      ----------      ----------

Revenue                              $       1,413   $        1,276  $       4,565   $        2,240
Cost of revenue                                245               78            975              134
                                       ------------    -------------   ------------    -------------
      Gross profit                           1,168            1,198          3,590            2,106
                                       ------------    -------------   ------------    -------------

Operating expenses:
  Selling and marketing                        563              651          1,335            1,706
  Research and development                     410              748          1,340            2,374
  General and administrative                   166              255            578              808
                                       ------------    -------------   ------------    -------------

       Total operating expenses              1,139            1,654          3,253            4,888
                                       ------------    -------------   ------------    -------------

      Income (loss) from operations  $          29   $        (456)  $         337   $      (2,782)
                                       ------------    -------------   ------------    -------------
                                       ------------    -------------   ------------    -------------




 The following table sets forth the Company's supplemental balance sheet information by segment (in thousands):

                                                                      SEPTEMBER 30, 1999
                                                             ------------------------------------
                                                                  TYPE AND         ON-DEMAND
                                                                 TECHNOLOGY        PUBLISHING

                           ASSETS
Current assets                                                    $      12,307      $     1,102
Property and equipment, net                                                 532              260
Receivable from subsidiary                                                4,751                -
Other assets                                                              1,294            1,083
                                                                    ------------       ----------
                Total assets                                      $      18,884      $     2,445
                                                                    ------------       ----------
                                                                    ------------       ----------

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                               $       1,523      $       410
Long-term liabilities                                                        23                6
Payable to parent company                                                     -            4,751
                                                                    ------------       ----------
Total liabilities                                                         1,546            5,167
                                                                    ------------       ----------
Stockholders' equity:                                                    17,338          (2,722)
                                                                    ------------       ----------
                 Total liabilities and stockholders' equity       $      18,884      $     2,445
                                                                    ------------       ----------
                                                                    ------------       ----------

ITEM 1. FINANCIAL STATEMENTS

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
(11)      GEOGRAPHICAL REPORTING

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


                                                     THREE MONTHS                      NINE MONTHS
                                                         ENDED                            ENDED
                                                  SEPTEMBER 30, 1999                SEPTEMBER 30, 1999
                                              ----------------------------    -------------------------------

 Revenue:
  United States                                 $                   1,737     $                        4,457
   Europe, excluding England                                          165                                471
   England                                                             80                                325
   Japan                                                              172                                632
   Canada                                                             525                                762
   Other                                                               10                                158
                                                    ----------------------         --------------------------
          Total revenue                          $                  2,689     $                        6,805
                                                    ----------------------         --------------------------
                                                    ----------------------         --------------------------


Long-lived tangible assets by geographic area are as follows (in thousands):

                                                                      September 30, 1999
United States                                                    $                   775
England                                                                               18
                                                                    ---------------------
     Total                                                       $                   793
                                                                    ---------------------
                                                                    ---------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

Bitstream Inc. develops, markets and supports software products and technologies to enhance the creation, management and transport of electronic documents. The Company's type and technology products and technologies consist of: (i) type products, such as libraries of type designs (fonts) and custom type products; (ii) enabling technologies, which deliver typographic capabilities to hardware output devices and software applications; (iii) TrueDoc-Registered Trademark-, a portable type technology providing for the efficient distribution of text, with fidelity, in a highly compact format;
(iv) T2K-TM-, a font engine software component providing high-quality text rendering; (v) WebFont Maker-TM-, a web publishing tool that allows web page designers to embed their selected typefaces in web page designs; and (vi) Font Fusion-TM-, an advanced font rasterizing engine, which renders high-quality characters in any format, at any resolution, on any device.

     The Company's on-demand publishing products consist of: (i) Pageflex-TM-Mpower-TM-, a suite of internet-driven software applications that gives enterprise organizations the ability to design and produce customized print documents that are targeted at a narrow segment or an individual reader. No matter how complex the project, Mpower can assemble it dynamically and deliver it instantly in print, Adobe PDF, or via the Web; (ii) NuDoc-TM-, an advanced document composition engine; (iii) Tropix-TM-, a workflow application to automate repetitive steps in electronic publishing production; (iv) Mixxer-TM-, a color correction filter for Adobe Photoshop; and (v) Apertura-TM-, an application which enables Adobe Photoshop to open one or more smaller portions of most popular image formats.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

OVERVIEW  (CONTINUED)
     The Company derives revenues from software product licenses, professional consulting, and support maintenance services. Licenses and royalty revenues are recognized when persuasive evidence of an agreement exists, the product has been delivered, the Company has no remaining significant obligations with regard to implementation, the fee is fixed or determinable and collection of the fee is probable. Licensing fees and royalty revenues include: (i) payments paid by OEM and ISV customers for text imaging and page layout technologies; (ii) direct and indirect sales of software publishing applications for the creation, enhancement, management, transport, viewing and printing of electronic information; (iii) direct sales of custom and other type products to end users such as graphic artists, desktop publishers and corporations; and (iv) sales of type products to foreign customers primarily through distributors. Certain OEM and ISV customers pay royalties only upon the sublicensing of the Company's products to end users. Royalties due from these OEM and ISV customers are recognized when such sublicenses are reported to the Company by the OEM or ISV customer. Professional services include custom design and development and training. The Company recognizes professional services revenue under software development contracts as services are provided for per diem contracts or by using the percentage-of-completion method of accounting for long-term fixed price contracts. The Company recognizes revenue from support maintenance agreements ratably over the term of the agreement.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

IMPACT OF YEAR 2000 ISSUE, (CONTINUED)
The Company's Year 2000 readiness preparations fall into three categories: (1) product readiness, addressing product functionality; (2) internal readiness, addressing the Year 2000 operability of internal information technology ("IT") systems and mission critical non-IT systems; and (3) third party readiness, addressing the preparedness of relevant third parties and the Year 2000 operability of products furnished for internal use and resale. After reviewing these areas, the committee will report to the Board of Directors specific areas of concern and a plan for resolving and further testing of any remaining Year 2000 issues. The committee will also formulate a contingency plan in the event that the committee reasonably determines that certain Year 2000 issues may not be resolved by the end of 1999 or if unforeseen problems arise.


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

IMPACT OF YEAR 2000 ISSUE, (CONTINUED)
    The Company has tested only the current versions of its products, and does not plan to test earlier versions of products. The Company believes a substantial number of the Company's customers are running product versions which have not been tested and may experience Year 2000 date related operability issues. The Company is in the process of identifying these customers and encouraging them to upgrade to current versions of the products. Further, the Company cautions users of such products to conduct their own Year 2000 operability testing to determine if continued use of the products allows them to meet their own Year 2000 readiness objectives. While many customers will be upgraded to Year 2000 ready versions of products under maintenance coverage, if eligible, in the normal course the Company expects to incur some increased expenses associated with the furnishing of upgrades and modifications. In addition, the ability of the Company to implement upgrades in time to meet customers' Year 2000 readiness requirements requires the continued availability of qualified technical personnel and the Company may incur additional costs to attract and retain such personnel as the Year 2000 draws closer. At this time the Company does not believe that the cost of potential upgrades or modifications will have a material effect on the Company's business, financial condition and operating results.

STATUS OF INVESTIGATION - INTERNAL READINESS

    The Company is engaged in conducting a Year 2000 readiness audit of its internal IT and non-IT systems (including telecommunication, facilities management, safety and security systems). Although the Company is not presently aware of any material operational issues or costs associated with preparing its internal IT and non-IT systems for the Year 2000, the Company is continuing its investigation and there can be no assurance that the Company will not experience unanticipated negative consequences or material costs caused by undetected errors or defects in the technology used in its internal systems, which include third party hardware, firmware, and software. The Company anticipates finalizing its testing of internal IT and non-IT systems in 1999.

STATUS OF INVESTIGATION - THIRD PARTY READINESS

    The Company is continuing to assess the Year 2000 readiness of material third parties, such as public utilities and key clients or suppliers, who provide external services to the Company. The Company expects to complete these assessments and testing in 1999. The Company has certain key relationships with suppliers which furnish components and software used by the Company in its products. If these suppliers fail to adequately address the Year 2000 issue for the products they supply to the Company, such failure could have a material adverse effect on the Company's operations, reputation, and financial results. Certain of the Company's products contain third party components and software that are integral to their operation for which the cost and time to integrate alternative components or software into these products would be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

IMPACT OF YEAR 2000 ISSUE (CONTINUED)
CONTINGENCY PLANS AND WORST CASE SCENARIO

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

COSTS, SOURCE OF FUNDS AND ACCOUNTING TREATMENT

    The Company's policy is to expense all costs related to its Year 2000 compliance program unless the useful life of the technological asset is extended or increased. The expenses incurred to date have not had a material impact on the Company's results of operations or financial condition. At this time, the Company intends to fund Year 2000 expenses through cash flow from operations.



RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PERCENT AMOUNTS)


CONSOLIDATED REVENUE:
                                          September 30,                                 Change
                                       1999           1998                      Dollars         Percent
                                 -------------------------------           ---------------      -----------

Three months ended:
 Revenue                            $       2,689  $      1,135              $       1,554          136.9%

Nine months ended:
 Revenue                            $       6,805  $      7,280              $       (475)          (6.5)%


     The increase in revenue for the three months ended September 30, 1999 as compared to the same period in 1998 was primarily attributable to revenue for the on-demand publishing segment which was $1,276. The type and technology segment experienced increased revenue of $183 for the three months ended September 30, 1999 versus the same period ended September 30, 1998.

     The decrease in revenue for the nine month period ended September 30, 1999 as compared to the same period in 1998 was primarily attributable to the loss of revenue associated with the Company's MediaBank and InterSep OPI product lines. Revenue generated by these products during the nine months ended September 30, 1998, was $2,594. The Company retained its type and technology business and entered into the on-demand publishing business. The discussion of these segments follows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

Type and technology revenue:                                                    September 30,                       Change
                                                   1999          1998           Dollars       Percent
                                                -----------   -----------   ----------------- ------------

Three months ended:
   Type and technology revenue                $      1,413  $      1,230        $       183         14.9%
   Percentage of total revenue                       52.5%         108.%

Nine months ended:
   Type and technology revenue                $      4,565  $      4,686        $     (121)        (2.6)%
   Percentage of total revenue                       67.1%         64.4%


     The increase in type and technology revenue for the three months ended September 30, 1999 versus the same period in 1998 was caused by an increase in OEM sales of $778 partially offset by decreases in direct and international revenues of $265 and $330, respectively. The decrease in type and technology revenue for the nine months ended September 30, 1999 versus the same period in 1998 was caused by decreases in retail and international sales of $115 and $447, respectively, partially offset by an increase in OEM sales of $440 during the same period. The increase in OEM sales is primarily attributable to an increase in technology licensing, including licenses for Font Fusion and FonTastic. The decrease in retail sales is primarily attributable to four large direct sales totaling approximately $220 made during the third quarter of 1998, which the Company did not duplicate during the three months ended September 30, 1999.



On-demand publishing revenue:
                                                    September 30,                     Change
                                                   1999          1998       Dollars           Percent
                                                -----------   -----------   ----------------- ------------

Three months ended:
   On-demand publishing revenue                $      1,276  $         -         $     1,276          N/A
   Percentage of total revenue                         47.4%

Nine months ended:
   On-demand publishing revenue                $      2,240  $         -         $     2,240          N/A
   Percentage of total revenue                         32.9%


     The Company began shipping its on-demand publishing products during the first quarter of 1999. Revenue for the three months ended September 30, 1999 included $820,000 of license fees and prepaid royalties from an existing long-term contract with and $456,000 of other on-demand publishing license and consulting revenues. Revenue for on-demand publishing increased by $1,016,000 or 391% (or by $196,000 or 75% excluding revenue from this long term contract) for the three months ended September 30, 1999 versus the three months ended June 30, 1999. Revenue for the nine months ended September 30, 1999 also included $555 from a one-time license agreement with Inso Providence Corporation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED GROSS PROFIT:
                                                    September 30,                      Change
                                                   1999          1998          Dollars        Percent
                                                -----------   -----------   ----------------- -------------

Three months ended:
   Gross profit                               $      2,366  $        899        $       1,467       163.2%
   Percentage of total revenue                       88.0%         79.2%

Nine months ended:
   Gross profit                               $      5,696  $      6,160        $       (464)       (7.5)%
   Percentage of total revenue                       83.7%         84.6%


     The increase in the gross profit for the three months ended September 30, 1999 as compared to the same period in 1998 is primarily attributable to on-demand publishing sales. The decrease during the nine months ended September 30, 1999 versus 1998 is attributable to the sale of substantially all of the assets relating to the Company's MediaBank and InterSep OPI product lines to Inso partially offset by the on-demand publishing revenue. Gross profit associated with the on-demand publishing segment was $1,198 and $2,106 respectively, for the three and nine month periods ended September 30, 1999. Gross profit for the type and technology segment increased $153 or 15.0% and decreased $196 or 5.2% to $1,168 and $3,590 respectively, for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. The gross profit decrease associated with the sale of the above-mentioned product lines for the nine months ended September 30, 1999 was $2,375. Gross profit as a percentage of revenue increased for the three month period ended September 30, 1999 compared to the same period in 1998 as a result of the large increase in revenue without significant additional associated direct costs. Gross profit as a percentage of sales for the nine months ended September 30, 1999 compared to the same period in 1998 reflects lower sales for the first two quarters of 1999 and costs incurred in the shipping and production areas that were higher in anticipation of higher revenue generation. Cost of revenue is composed of direct costs of licenses and royalties, as well as direct costs of product sales to end users. Included in the cost of licenses and royalties are fees paid to third parties for the development or license of rights to technology and/or unique typeface designs and costs incurred in the fulfillment of custom orders from OEM and ISV customers. Included in cost of product sales to end users and distributors are the direct costs associated with the duplication, packaging and shipping of product.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED SELLING AND MARKETING:
                                                  September 30,                          Change
                                                1999           1998              Dollars     Percent
                                              ----------    ------------   ----------------- --------------

Three months ended:
   Selling and marketing                    $      1,214  $       1,659        $       (445)       (26.8)%
   Percentage of total revenue                      45.1%         146.2%

Nine months ended:
   Selling and marketing                    $      3,041  $       4,843        $     (1,802)       (37.2)%
   Percentage of total revenue                      44.7%          66.5%


The decrease in selling and marketing expenses in dollars and as a percentage of revenues for the three and nine month periods ended September 30, 1999 as compared to the same periods ended September 30, 1998 reflect a reduction in salary expense resulting from the headcount reductions that began in March of 1998. Selling and marketing costs associated with the on-demand publishing segment were $651 and $1,706 for the three and nine month periods ended September 30, 1999. Selling and marketing expenses for the type and technology segment decreased $113 or 16.8% and $997 or 42.8% to $563 and $1,335,
respectively, for the three and nine month periods ended September 30, 1999 versus the same periods in 1998. Decreases in selling and marketing expenses associated with the sale of the MediaBank and InterSep OPI product lines were $983 and $2,512, respectively, for the three and nine month periods ended September 30, 1999 compared to 1998.


CONSOLIDATED RESEARCH AND DEVELOPMENT ("R&D"):
                                                    September 30,                       Change
                                                   1999          1998             Dollars     Percent
                                                -----------   -----------   ----------------- -------------

Three months ended:
   Research and development                   $      1,158  $        997          $       161        16.1%
   Percentage of total revenue                       43.1%         87.8%

Nine months ended:
   Research and development                   $      3,713  $      3,621          $        92         2.5%
   Percentage of total revenue                       54.6%         49.7%


 Research and development expenses increased in absolute dollars for the three and nine month periods ended September 30, 1999 as compared to the three and nine month periods ended September 30, 1998. They also increased as a percentage of sales for the nine month period despite a decrease as a percentage of sales for the three month period caused by a significant increase in revenues during the third quarter. These increases reflect the ongoing investment in additional personnel to support expanded development of the Company's on-demand publishing technologies, NuDoc and Pageflex Mpower. R&D costs associated with the on-demand publishing segment were $748 and $2,374, respectively, for the three and nine month periods ended September 30, 1999. R&D expenses for the type and technology segment decreased $320 or 43.8% and $1,202 or 47.3% to $410 and

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)
$1,340, respectively, for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. Decreases in R&D expenses associated with the sale of the Mediabank and InterSep OPI product lines were $266 and $1,079, respectively, for the three and nine month periods ended September 30, 1999 compared to 1998.


CONSOLIDATED GENERAL AND ADMINISTRATIVE ("G&A"):

                                                     September 30,                       Change
                                                   1999          1998              Dollars      Percent
                                                -----------   -----------      -------------- -------------

Three months ended:
   General and administrative                   $      420    $      527          $    (107)      (20.3)%
   Percentage of total revenue                       15.6%         46.4%

Nine months ended:
   General and administrative                   $    1,386    $    1,141          $      245        21.5%
   Percentage of total revenue                       20.4%         15.7%


     The decrease in G&A expenses in dollars, and as a percentage of revenues, for the three months ended September 30, 1999 versus the three months ended September 30, 1998 is a temporary occurrence primarily caused by vacant administrative positions that were held open during the quarter but are expected to be filled prior to the end of the fourth quarter. The increase in G&A expenses in dollars, and as a percentage of revenues, for the nine months ended September 30, 1999 versus the nine months ended September 30, 1998 is primarily due to increases in administrative positions at the end of 1998 to handle the growth necessitated by the Company's investment in the on-demand publishing business. This increase, as a percentage of sales, is higher because of the decrease in sales associated with the sale of the MediaBank and InterSep OPI product lines.

     G&A costs associated with the on-demand publishing segment were $255 and $808, respectively, for the three and nine month periods ended September 30, 1999. G&A expenses for the type and technology segment decreased $411 or 71% and $512 or 46.9% to $166 and $578, respectively, for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. G&A expenses associated with the sale of the above-mentioned product lines increased by $50 for the three months ended September 30, 1999 versus the three months ended September 30, 1998 and decreased by $51 for the nine months ended September 30, 1999 versus the nine months ended September 30, 1998. Management expects G&A expenses to remain above 1998 levels during the remainder of 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (CONTINUED)
SEVERANCE AND OTHER NON-RECURRING COMPENSATION EXPENSE:
     Severance and other non-recurring compensation expenses are related to the reorganization and personnel reductions, which occurred in March and June of 1998 and totaled $1,000 and $2,647, respectively, for the three and nine month periods ended September 30, 1998. There were no such expenses incurred during the same periods in 1999.

GAIN ON SALES OF ASSETS.
    The Company recognized a gain on the sale of substantially all assets of the Company's MediaBank and InterSep OPI product lines to Inso during the three months ended September 30, 1998 totaling $10,317.

INCOME (LOSS) ON INVESTMENT IN DIAMONDSOFT, INC.:
     The Company made a $500 equity investment in DiamondSoft, Inc. representing a 25% ownership interest. DiamondSoft, Inc. is a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. The Company's prorata share of income (losses) were $18 and $11 and $(2) and $(52), respectively, for the three-month and nine-month periods ended September 30, 1999 and 1998.

OTHER INCOME, NET. Other income consists primarily of interest income earned.

PROVISION FOR (BENEFIT FROM) INCOME TAXES.
    The Company recorded a tax provision consisting primarily of foreign tax liabilities, relating mainly to sales to customers in Japan of $12 and $40, and $(23) and $45, respectively, for the three and nine month periods ended September 30, 1999 and 1998.


LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations and cash received from the sale of the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998.

    The Company's operating activities used cash of approximately $4,006 for the nine months ended September 30, 1999 as compared to using cash totaling $1,606 for the nine months ended September 30, 1998. The cash used during the nine months ended September 30, 1999 was primarily due to the net loss from the on-demand publishing business offset by the income from the type and technology business. The net loss adjusted for non-cash expenses resulted in a use of $1,198 in cash during the nine months ended September 30, 1999. The net loss resulted in a $4,657 use of cash for the nine months ended September 30, 1998. During the nine months ended September 30, 1999 the Company also used cash to pay down accrued expenses of $966 and income taxes of $692. The Company recognized $947 in deferred revenue greater than the additional deferred revenue booked during the period and increased accounts receivable by $617. During the nine months ended September 30, 1998, the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)
Company generated $3,051 in cash by collecting trade and long-term receivables greater than the additional receivables booked during the period, as well as, by decreasing its prepaid expense balance.

    The Company's investing activities used cash of approximately $342 during the nine months ended September 30, 1999 as compared to generating $10,718 during the nine months ended September 30, 1998. Investing activities for the nine months ended September 30, 1999 consisted primarily of the purchase of property and equipment. During the nine months ended September 30, 1998, investing activities consisted primarily of $11,430 in proceeds from the sale of MediaBank and InterSep OPI, offset by an equity investment of $500 in DiamondSoft, Inc. and the purchase of property and equipment for $190.

    The Company's financing activities provided cash of $268 during the nine months ended September 30, 1999 as compared to $225 during the nine months ended September 30, 1998. The cash provided during the nine months ended September 30, 1999 and 1998 primarily resulted from the exercise of stock options.

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


FORWARD-LOOKING STATEMENTS

    Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of the Company's products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS (CONTINUED)
with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's final Prospectus, dated October 30, 1996, included as part of the Company's Registration Statement on Form S-1 (Commission File No. 333-11519), in the section entitled "Risk Factors." The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS AND DERIVATIVE COMMODITY INSTRUMENTS.

     As of September 30, 1999, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES.

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

     The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the three-month and nine-month periods ended September 30, 1999. Currently, the Company does not engage in foreign currency hedging activities.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On November 22, 1996, Mr. Robert S. Friedman, a former director and officer of the Company, and Mr. Gordon Greer, and Ms. Faith G. Friedman, as trustees of the Robert S. Friedman Family Trust, filed a lawsuit in the Middlesex County Superior Court of Massachusetts against the Company, asserting that the Company had breached certain obligations the plaintiffs allege are due to them under a separation agreement dated May 22, 1991 (the "Separation Agreement") between Mr. Friedman and the Company. The plaintiffs are seeking monetary damages from the Company based on their claim that, in connection with the 1994 recapitalization of the Company, the Company allegedly made adjustments to the stock and options of the officers of the Company and that a provision in the Separation Agreement entitled the plaintiffs to equivalent adjustments with respect to the stock and options of the Company held by them. The plaintiffs further allege that the breach by the Company resulted in a loss to them of stock and options valued at $2.2 million.

       On September 18, 1999 the Company reached an out of court settlement with the plaintiffs and this lawsuit was dismissed with prejudice by mutual agreement of the parties. The Company made a cash payment to the plaintiffs during the quarter ended September 30, 1999 and has no further commitments to plaintiffs as of that date.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Instruments defining the rights of the holders of any class of registered securities of the Company have not been materially modified during the nine months ended September 30, 1999.

(b) Rights evidenced by any class of registered securities of the Company have not been materially limited or qualified by the issuance or modification of any other class of securities during the nine months ended September 30, 1999.

(c) There were no unregistered securities sold by the Company during the nine months ended September 30, 1999.

(d) Use of Proceeds

         As of September 30, 1999, the approximately $12,200,000 net proceeds of the Company's initial public offering (IPO) of its Class A Common Stock pursuant to its Registration Statement on Form S-1, Commission File No. 333-11519, declared effective October 30, 1996, have been used as follows: (i) approximately $200,000 for the buildout of Bitstream's leased facilities in Cambridge, Massachusetts to accommodate the additional personnel that joined the Company as a result of the acquisition of Archetype, Inc.; (ii) approximately $6,041,000 for the acquisition of Mainstream Software Solutions, Ltd., Archetype, Inc., Type Solutions, Inc. and certain assets of Alaras Corporation;
(iii) approximately $1,500,000 for the repayment of indebtedness, of which approximately $548,000 was paid to officers, directors and 10% stockholders of the Company and approximately $762,000 of which was paid to third parties; (iv) approximately $1,106,000 for royalty payments to others; (v) $500,000 for the investment in DiamondSoft, Inc.; and (vi) approximately $1,112,000 for the purchase and installation of equipment. The remaining net proceeds from the IPO are invested in short-term, interest-bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5. OTHER INFORMATION

    Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         22.1      Subsidiary Schedule

         27.1 Financial Data Schedule for the nine months ended September 30, 1999.

(b)      Reports on Form 8-K
         No reports on Form 8-K were filed during the three months ended
             September 30, 1999.

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



                                                             BITSTREAM INC.
                                                             --------------
                                                             (Registrant)

          SIGNATURE                                   TITLE                                  DATE
          ---------                                   -----                                  ----
/S/ ANNA M. CHAGNON            Executive Vice President, Chief Financial Officer    November 12, 1999
-------------------            and General Counsel (Principal Financial Officer)
Anna M. Chagnon

/S/ JAMES P. DORE              Corporate Controller (Principal Accounting Officer)  November  12, 1999
-----------------
James P. Dore