Form 10-K
period 1999-12-31
BITSTREAM INC
filed 2000-03-30
CIK 818813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark one)

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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
    (State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)
             215 FIRST STREET
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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III
of this Form 10-K or any amendment to this Form 10-K.[   ]

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 21, 2000 was approximately $75.5 million.

    On March 21, 2000, there were 7,746,329 shares of Class A Common Stock, par value $0.01 per share, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None.

                                      INDEX


                                                                                                                 PAGE
                                                                                                                NUMBERS
                                                                                                                -------
PART I.

ITEM 1.    BUSINESS.....................................................................................             2
ITEM 2.    PROPERTIES...................................................................................            23
ITEM 3.    LEGAL PROCEEDINGS............................................................................            24
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................................            24

PART II.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                     STOCKHOLDER MATTERS................................................................            24
ITEM 6.    SELECTED FINANCIAL DATA......................................................................            25
ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                    RESULTS OF OPERATIONS...............................................................            27
ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK...................................            38
ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..................................................            38
ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                     AND FINANCIAL DISCLOSURE...........................................................            38

PART III.

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...........................................            39
ITEM 11.   EXECUTIVE COMPENSATION.......................................................................            41
ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                     MANAGEMENT.........................................................................            45
ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...............................................            48

PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                     ON FORM 8-K........................................................................            49

           SIGNATURES...................................................................................            53



                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

     Bitstream Inc. ("Bitstream" or the "Company"), headquartered in Cambridge, Massachusetts. Bitstream is comprised of three separate and distinct business segments: (a) type and technology in which Bitstream develops and licenses Internet font display technology and digital typefaces for the graphics communications industry; (b) Myfonts.com, a showcase of the world's fonts in one easy-to-use e-commerce Web site operated by Bitstream's wholly-owned subsidiary, Myfonts.com, Inc.; and (c) on-demand marketing in which the Company's wholly-owned subsidiary Pageflex, Inc. develops, markets and supports on-demand marketing software which automatically produces customized business marketing collateral such as datasheets and brochures directly from XML text and graphics data stored in web servers and/or databases.

     Bitstream was founded in 1981 as a digital type supplier to computer hardware and software developers. The Company's library of typeface products is used by original equipment manufacturers ("OEMs"), independent software vendors ("ISVs"), and end users around the world in the creation of electronic documents. The Company was also an early developer of typographic enabling software for hardware and software developers. Its font display technologies are used to provide font-scaling functionality to operating systems (like Linux), applications, network servers, computer printers, set-top boxes, personal digital assistants (PDAs), and other embedded systems and Internet appliances. More recently, the Company has focused its product development and marketing efforts on technology solutions that address the font-related issues of embedded systems and Internet appliances, and Linux operating systems and applications, including the need to create compact fonts of large character sets, typical of Asian languages.

     In April 1997, the Company acquired Archetype, Inc. ("Archetype"), a Delaware corporation primarily engaged in the business of developing and marketing server-based information management computer software for the graphic arts industry. Archetype was founded in 1985 to develop page layout technology to capture the look of a document in a digital "archetype", a kind of V page flexible template. Archetype's first product was InterSep-TM-, an advanced open prepress interface and print management product for raster image processors and servers. In late 1995, Archetype introduced its second product, MediaBank-TM-(TM), a digital asset management product that allows for the cataloging, archiving, and management of electronic images, text and documents. In August 1998, the Company sold the MediaBank and InterSep product lines to Inso Providence Corporation. Archetype also developed NuDoc-TM-, an advanced XML-based composition engine.

     In January 1999, the Company established Pageflex, Inc. as a wholly owned subsidiary for the purpose of developing, marketing and supporting on-demand marketing software based on its NuDoc-TM- XML-based composition engine and related technology. Driven by the profile of a particular target customer, on-demand marketing involves the automatic production of customized business marketing collateral such as datasheets and brochures directly from XML text and graphics data stored in web servers and/or databases. Flexible templates based on page design rules ensure the generated PostScript or PDF documents meet high stylistic quality standards. Pageflex also licenses its underlying NuDoc-TM-XML-based composition engine on an OEM basis to independent software vendors.

     In December 1999, Myfonts.com, Inc. was founded as a wholly-owned subsidiary of Bitstream to provide the world's most complete source of digital fonts in a single comprehensive web site. The myfonts.com Web site provides the largest collection of fonts ever assembled for on-line delivery, and offers easy ways to find and purchase fonts on-line, unique typographic resources, and a forum for interacting with type experts. By hosting fonts from all font foundries and designers, myfonts.com aims to be the single obvious choice for finding (and purchasing) fonts on the Web.

                               INDUSTRY BACKGROUND

TYPE AND TECHNOLOGY

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

MYFONTS.COM

Traditionally, individual digital fonts and font packages consisting of a variety of fonts are sold through a variety of channels including: (a) catalog sales; (b) sales through resellers who typically handle fonts from multiple foundries together with other graphic arts supplies; and (c) CD ROMs containing many fonts which can be unlocked by means of a purchased key code.

     While these approaches to selling fonts are generally satisfactory for professionals, they represent a very large barrier for the non-professional who is simply looking for a particular font. For example, if someone sees a font used in a magazine, there is currently no quick and easy way of finding out what it is. Even when the name of the font can be determined, it is not obvious where to buy it from among the hundreds, if not thousands, of font foundries offering their fonts on the Web. As a result of such obstacles, font sales to non-professionals have historically been almost non-existent. Bitstream believes that this represents a large untapped market for fonts that should be pursued.

ON-DEMAND MARKETING

     Corporate marketing departments in the United States spend $20 billion on commercial printing each year. It is estimated that for every dollar spent on printed product, ten dollars is spent in the process of creation, revision control, ordering, warehousing, distribution and discarding obsolete inventory. (Source: CAPV 1999 Market Research). Marketing documents are created using an expensive, labor intensive process. After all of the content (text and imagery) has been created, the process of laying this content out on a page and getting it ready for the printing press involves handoffs between two or three separate departments and/or firms, and manual intervention and rework. The desktop publishing revolution has made the process of developing the individual text, image, tables, charts and illustrations very efficient. However, the task of page layout is, for the most part, not automated.

     In the last few years, corporate marketing departments have quickly learned to take advantage of the Web as a new marketing medium. These departments are becoming familiar with the Web's qualities and new opportunities, such as how easy the Web is to update, the ability to generate Web pages dynamically directly from corporate databases, and the potential for personalization. The Web is becoming the FIRST place that a potential customer goes to search for information and learn about a company and its offerings. Web sites are, or will soon be, the primary information source for customers and potential customers. Compared to the Web, traditionally produced print is slow, cumbersome and expensive. In addition, the speed in which the Web is updated has made printed materials far more likely to be out-dated and thrown away.

     With today's manual page layout and slow, expensive prepress stages, it is impossible to personalize printed pages the way you can with the Web. It is also not economically feasible with today's offset presses to print less than 1,000 copies of any document, let alone a run of one, as would be required for personalization. Today, companies have separate teams dedicated to print and Web publishing. The only time that these teams interact is when they copy content by manually cutting and pasting between Web and print authoring tools and databases. Each team publishes out of its own database and each database must be independently updated. This is the case even with very sophisticated operations like THE SHARPER IMAGE and PC catalogs and websites like PC CONNECTION or PC MALL.

     Companies are realizing the increased share of customer loyalty and profits that result from treating customers as individuals. Companies are also realizing that it is important to identify their most valuable customers and lavish attention on them in a personalized manner. Retail banks, for example, derive 50% of their profits from the top 2% of their customers. Retaining the top 2% of its customers is therefore critical to a bank's profitability. The heart of these systems is the maintenance of a unique profile of each customer. Companies must leverage these profiles to drive the creation of personalized communications. Credit card companies, airlines, auto manufacturers and computer manufacturers all have databases of their customers and their unique purchase profiles. CRM software, working as front-end to Pageflex to create personalized marketing communications for customers, can enhance both customer loyalty and future revenues.

     Marketing industry consultants Don Peppers and Martha Rogers have popularized the notion of marketing to an audience of one. One-to-one marketing is largely recognized as a good concept that could lead to increased marketing efficiencies and customer loyalty. While one-to-one marketing has been acknowledged by many as a good concept, finding solutions, which allow companies to capitalize on this concept, has been problematic. To implement one-to-one communications, all marketing communications must be moved from a one-size-fits-all approach, to a custom manufacturing model, where thousands of variations may be produced at low cost. The market needs solutions to implement the one-to-one idea. Pageflex, together with high-speed color printers and digital presses, brings the concept of one-to-one marketing to fruition. With or without the added complexity of one-to-one marketing, companies must create thousands of unique marketing documents to meet the needs of their distribution partners and to present all of their products and services. The number of variations required can be computed by considering combinations of the following factors:

     o    The number of revisions of the document in a year;
     o    The number of basic document templates;
     o The number of product/service variations of content that need to go through the template;
     o The number of distributors of the product in each tier who each want the document customized;
     o    The number of languages needed for each country; and
     o    The combinations of variations from one-to-one marketing.

                             THE BITSTREAM SOLUTION

TYPE AND TECHNOLOGY

Key elements of the Company's strategy include the following:

     Since its founding over 18 years ago, Bitstream has played a leading role in the development of industry-standard type products and enabling technologies (e.g. font display software). Bitstream has also been actively developing font portability and compaction technology. The Company has built substantial expertise in digital type design and production, technical font formats, and font portability and compression software. Bitstream intends to continue to develop or acquire technology to support its leadership position in these areas.

     The Company believes that certain features of its products such as their small file and application size, high typographic quality, performance, system scalability and cross-platform portability will facilitate their adaptation to new and emerging markets. These markets include the Internet, Internet appliances, corporate intranets, embedded systems, set-top boxes, high definition television, multi-function devices (e.g. combined printer/fax/copiers) and information appliances. Bitstream is currently developing, adapting and marketing its enabling technologies and type products to third parties whose products address these new and developing markets.

     Bitstream's products and technologies have been designed to support existing technological and typographic standards, such as UNICODE, TrueType and Type One, and to be embedded within full-featured products produced by OEMs and ISVs. The Company's products have also been designed to function in multi-platform computing environments, including Windows, UNIX, Linux, Macintosh, OS/9, and Java. The Company plans to continue to promote the use of its products in multi-vendor configurations and is a member of the World Wide Web Consortium (W3C) and the Unicode Consortium.

MYFONTS.COM

          During 1999, Myfonts.com developed a prototype web site. This web site included a few thousand fonts together with powerful search facilities to help users find a particular font. Some of these search facilities, such as the ability to browse fonts of a selected style, are commonly found on other web sites featuring fonts. A keyword search engine, more powerful than commonly found on such sites, was developed to make it easier to pick fonts suitable, for example, for a wedding invitation. In addition, two novel capabilities allowing the user to ask to see fonts similar to a particular font were developed and tested.

     But the most powerful search technology included in the prototype allows any user to upload an image scanned from a magazine and to get a list of the closest matching fonts. This technology, called Identafont, is believed to be one of the keys to making myfonts.com easy and accessible to non-professionals. Bitstream has filed for a U.S. Patent relating to the use of automatic font recognition in conjunction with e-commerce.

     Myfonts.com is designed to handle virtually all fonts available irrespective of their source. The Company's strategy for the myfonts.com Web site is to become the universal source for fonts from all font vendors. To implement its strategy, the Company approached a number of key font foundries and invited them to participate in the myfonts.com Web site.

Three levels of participation are currently available:

1. Level 1 - A participating font foundry provides copies of its fonts for addition to the myfonts.com database. This makes their fonts available to all searching and browsing facilities. In addition, it allows users to see images of the fonts for evaluation and comparison. If a user wishes to purchase a font from a participating foundry, he follows a link to the foundry's web site where the purchase actually takes place. Myfonts.com collects no revenue from these sales.

2. Level 2 - Similar to level 1 but the participating foundry allows its fonts to be sold directly by myfonts.com. With each sale, myfonts.com collects a commission of between 20% and 50% of the purchase price.

3. Level 3 -Similar to level 2 but the participating foundry shares in the ownership and control of myfonts.com.

     As of December 31, 1999, Agfa-Monotype, Bitstream, Galapagos, Linotype, P22, and Paratype decided to participate at level 1. Fonts from Adobe, Apple, Microsoft, ITC are also included at this level of participation. In addition, two foundries (Bitstream and Agfa-Monotype) have already decided to make some of their fonts available for direct sale at level 2. For foundries that have not yet decided to participate, myfonts.com lists them as a foundry with a link to their web site if one is available. All links that users follow to foundries are tallied to assist recruiting efforts for additional foundries and participation upgrades.

     Myfonts.com expects to launch the e-commerce portion of its site in the second quarter of 2000. The Company believes that the launch of e-commerce capabilities is important to the future success of the site.

ON-DEMAND MARKETING

     Pageflex Inc. has developed leading edge technologies that are revolutionizing the publishing world and causing major corporations to rethink their marketing strategies. The Company's flagship product, Mpower, is an on-demand marketing application suite that enables users to create marketing documents with a click of a button and makes variable data printing
(VDP) and print-on-demand (POD) available to the average user. Marketing managers, writers, editors, printers, graphic designers and others are now able to create a document that is aimed to satisfy or reach their entire world of readers or customers. They have the ability to use their knowledge of their target audiences and their creativity to form customized documents for each of these groups or even for each individual.

     Variable data printing changes the focus from marketing one product to thousands of customers to marketing many products to a selected group of customers or to an individual customer. A merging of database information and digital imaging technology, VDP makes it possible for each printed page to be different from all the others. A recent study from CAP Ventures indicates that even very basic uses of variable data printing offers a 36% increase in response rates over conventional direct mail. Pageflex combines VDP capabilities with print-on-demand marketing, the ability to print flexible run lengths "just in time" for delivery and to create a complete on-demand marketing solutions. Companies will have the ability to create customized materials for their customers and print them on an as-needed basis. Not only does this improve the response rates of customers, but it also allows a company to maintain up-to-date, accurate information in its materials. Writers, editors and graphic designers can customize their documents to contain interesting material for each reader while making sure that the latest product descriptions and updates are included with each new distribution.

     Within a short period of time, the Company expects that the marketplace will quickly adopt these new publishing ideas. As acceptance for one-to-one marketing and targeted audiences grows, the Company's software products should become widely-used, necessary tools in the publishing industry. Pageflex has the potential to become a de facto standard in VDP much like Quark Xpress is in DTP, adopted by all major corporations and accessible to consumers via the Internet. As this revolution in the way we view publishing evolves, Pageflex will continue to develop its products to POD capabilities in the marketplace.

    Pageflex's products and technologies have been designed to support existing technological standards. Pageflex is a member of Print On Demand Initiative
(PODi), an alliance of key vendors and service providers working in the digital color printing market. PODi promotes a greater awareness about the applications and benefits of digital color printing through the publication of articles, independent research, industry seminars and special events. Membership in PODi is open to leading vendors and service providers involved in digital printing, database marketing and mail products. PODi's focus and activities are set by the Board of Directors, which includes Adobe, Scitex, Electronics for Imaging (EFI) and Xerox. Other leading industry supporters include AGFA, GammagraphX (GGX), GretagMacbeth, Hewlett Packard, Lanier, Minolta, NexPress, Splash, Tektronix, Xeikon, the United States Postal Service, and Varis. PODi also includes as Associate Members many leading digital print service providers.

    Pageflex also participates in PODi's Personal Printing Initiative (PPI). The PPI is an industry initiative focused on understanding and quantifying the value of variable color digital printing as a means of improving customer acceptance and application. The goal of the PPI is to eliminate some of the obstacles facing variable data users, thus accelerating market acceptance. At present, the program is being supported by Adobe, EFI, NexPress, Scitex, the United States Postal Service, Xeikon, Xerox, IBM, and Varis.

    The PPI has recently completed and released the Personalized Printing Machine Language (PPML) standard. This standard harmonizes the ten different, vendor-specific proprietary protocols currently used to drive digital presses at high speed. All can be driven by vanilla PostScript, but only at low performance. Today, for example, to drive an Indigo press at rated speed, the front-end software must output Indigo's proprietary "JLYT" format. Whereas to drive a Xerox DocuColor 70 that uses a Scitex RIP, you must output Scitex's VPS format. The PrintReady standard is designed to eliminate these competing alternatives. Once implemented, front-end software (like Pageflex's Server) should be able to send the same PrintReady file to any vendor's output device. Pageflex Inc. is unique in that it seeks to drive all brands of digital printer. Our neutral position has enabled Pageflex to play a central role within the PPI working group.

     Pageflex is actively involved in the XSL working group of the World Wide Web Consortium (W3C). The Company was invited onto the committee by the chair of that group based on years of experience developing style sheet languages. XSL is one of the components of the W3C's XML standards effort. Dr. Jeffrey Caruso represents Pageflex along with representatives from Adobe, Sun, IBM, Microsoft, and about 20 other prominent firms. Dr. Caruso is co-editing the print-oriented formatting part of the standard, and works particularly closely with Adobe in this effort.

           The XSL standard is of great strategic importance to Pageflex for two reasons. First, Pageflex's underlying composition engine, NuDoc, currently uses its own proprietary TSL style language. The Company is working towards the goal of having NuDoc use XSL as soon as the specifications are released by the W3C. This will make it the first solution on the market to be completely based on open systems; using XML for content and XSL for form, and joining them together to create PDF, PostScript and other output standards. Second, once this work is completed, the Company has designed its implementation to allow Pageflex to license this XML/XSL-compatible NuDoc engine to hardware OEMs and software ISVs. The Company believes that it is the only vendor with an "OEM-able" XML/XSL-based composition technology.


                                   [GRAPHIC]


                            PRODUCTS AND TECHNOLOGIES

TYPE AND TECHNOLOGY

          The Company's type and technology products and technologies can be separated into two major groups (a) type and technology OEM/ISV products for developers and (b) type and technology retail products for end users. Each of the product groups is described in greater detail below.

OEM/ISV PRODUCTS

          OEM/ISV products consist of the following enabling technologies that deliver typographic capabilities to hardware devices and software applications:
(i) Font Fusion-TM-, released in 1999, is a font engine software that allows developers of operating systems, software applications, Web applications, low-resolution screen devices, multimedia servers, high-definition television screens (HDTVs), set-top boxes, continuous tone printers, personal digital assistants (PDAs), and other embedded systems and Internet appliances to render high-quality characters in any format, at any resolution, on any device; (ii) the FontTastic-TM- font engine software that allows Linux and Unix developers to render high-quality characters in industry-standard formats; (iii) the TrueDoc-R-, portable font technology providing for the efficient distribution of text, with fidelity, in a highly compact format; (iv) the TrueDoc Imaging System (TDIS) font engine software for developers of operating systems, servers, applications, printer controllers, and other environments where a complete font solution is needed to provide scaleable resident fonts and support for downloaded, industry-standard fonts; (v) Font Navigator for Windows, a font manager for Windows available as an SDK (software development kit) for developers; and (vi) Jet, a font engine written entirely in Java that provides a complete font scaling and rasterizing solution for Java applets, applications, Internet appliances and embedded systems. Each of these products is described in greater detail below:

FONT FUSION

      In 1999, Bitstream released Font Fusion-TM-, a font engine that combined its simple, fast T2K-R- font engine with its robust TrueDoc-R- font engine.
Font Fusion provides developers with full font fidelity and high-quality typographic output at any resolution, on any device, while maintaining the integrity of the original character shape. It is designed to support operating systems, software applications, Web applications, low-resolution screen devices, multimedia servers, high-definition television screens (HDTVs), set-top boxes, continuous tone printers, personal digital assistants (PDAs), and other embedded systems and Internet appliances. Font Fusion is independent of processor and operating system and compatible with all industry standard font formats. It is a full-featured, next generation, small-footprint multilingual, outline font technology. Font Fusion was designed for grayscale and black-and-white, ROM-based and non-ROM-based devices in a system where the fonts may reside locally or remotely.

FONTTASTIC

      In 1999, Bitstream began re-engineering FontTastic, its font engine for Linux and Unix. The FontTastic Software Development Kit (SDK) contains all the tools that software developers need to enhance the font capabilities of their Linux and Unix applications, including a font engine and a core set of fonts. The core set of fonts also includes delta-hinted fonts, which have been fine-tuned for the screen.

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

TDIS

      The modular architecture of the Company's "4-in-1" enabling technology (TrueDoc Imaging System or TDIS) provides software hooks to allow OEMs and ISVs to incorporate font scaling technologies into their products. The four font scaling technologies included in TDIS are two industry standard font formats (TrueType and Type One), the resident fonts used in Hewlett-Packard Company LaserJet laser printers, and a Bitstream TrueDoc-based type rasterizer that processes Bitstream-supplied resident font sets. In addition, this 4-in-1 architecture includes software that routes incoming typeface data to the appropriate processor and prepares the final rasterized characters for imaging by an output device or computer screen. The Company markets this technology under the name "Bitstream 4-in-1 TrueDoc Imaging System."

JET

      JET is a font engine written entirely in Java that provides a complete font scaling and rasterizing solution for Java applets, applications, Internet appliances and embedded systems.

RETAIL PRODUCTS

          Type and technology retail products consist of: (i) typeface products, such as libraries of typeface designs; (ii) font managers, such as Font Navigator-TM- for Windows, and FontTastic-TM- for Unix, that allow users to find fonts, install fonts, and view font samples; and (iii) Web publishing tools that allow Web page designers to embed characters from fonts in Web pages. Each of these products is described in greater detail below:

TYPEFACE PRODUCTS

      Bitstream has developed a library of over 1,400 digital typefaces deliverable in industry-standard font formats (such as TrueType and Type One). Approximately 1,200 of these typefaces are for use with English or other western European language-based computer systems. A large number of typefaces is necessary to support OEMs and ISVs focused on the graphic arts market, who are accustomed to having a wide variety of type designs from which to choose. The remainder of the Company's typeface designs are non-Western language typefaces such as Kanji, Greek, Chinese, Korean, Russian, Hebrew and Arabic that are marketed only to OEM and ISV customers.

     In addition to typefaces, the Company also offers custom typeface services to its customers. Depending on the needs of the client, the Company can digitize corporate logos, modify existing typeface designs, add special characters to typefaces, and create new typefaces. The Company's custom type services are marketed to its OEM, ISV and large corporate customers.

      Bitstream has developed its own, proprietary, font design software tools. These tools enable the Company's type product engineers to develop and expand the Company's library of typeface products and to generate custom typeface products in an efficient and cost-effective manner. By using its own tools, Bitstream can largely avoid licensing or paying royalties for the use of third party development tools. In addition, the Company believes that its design tools improve its competitive position in the marketplace by assisting the Company in adapting its products rapidly to the specific requirements of its customers.

     Specific retail products include the following:

TYPEHIGH

      In 1999, Bitstream released TypeHigh, over 1,400 fonts from the Bitstream Typeface Library, for Windows and the Macintosh.

EXPRESS YOURSELF FUN PACKS

      In 1999, Bitstream released six Express Yourself Fun Packs, font packs for the small office, home office market, for Windows and the Macintosh.

FONT NAVIGATOR

      Font Navigator-TM- is a powerful font management tool that allows users a quick and easy way to find, install, and organize fonts into manageable groups. This tool also allows users to view and print font samples.

WEBFONT MAKER AND WEBFONT WIZARD

      In 1999, Bitstream released WebFont Maker for the Macintosh and WebFont Wizard for Windows and the Macintosh. In addition, Bitstream made trial versions of WebFont Wizard for Windows and the Macintosh available as free downloads from its Web site. WebFont Maker and WebFont Wizard are Web publishing tools that allow Web page designers to embed their selected typefaces in Web page designs. These embedded typefaces will display properly across version 4.0 and higher of both Netscape Navigator-TM- and Microsoft Internet Explorer-TM- browsers. WebFont Maker includes (a) over 200 high-quality TrueType fonts, including the collection of WGL4 fonts with expanded Pan European characters and the "euro" currency symbol, (b) Bitstream's award winning Font Navigator for typeface management, and (c) the newly developed WebFont Wizard-TM-. The WebFont Wizard allows users to create portable, dynamic fonts from the TrueType fonts on the CD, or from any existing TrueType and PostScript Type 1 fonts installed on the designer's Windows 98/95, Windows NT 4.0, or Macintosh platform. These dynamic fonts can then be embedded in any Web page for display in Netscape Navigator and Microsoft Internet Explorer browsers.

MYFONTS.COM

          In 1999, Bitstream officially launched myfonts.com, a showcase of the world's fonts from one easy-to-use Web site. Created by Bitstream and joined by some of the industry's most influential font foundries, myfonts.com provides the largest collection of fonts ever assembled. It features new ways to find and purchase fonts on-line, and offers unique typographic resources and a forum for interacting with font experts.

     The foundries that have agreed to participate as partners with Bitstream in MyFonts.com at the time of this filing include Agfa, Galapagos, ITC, Jack Yan and Associates, Letraset, Monotype, Microsoft, Paratype, P22, Sooy Type Foundry, and URW++. Fonts from Adobe, Apple, Chank, and Linotype are also represented in the MyFonts.com catalog.

          Some of the key features of MyFonts.com include: (a) MyFonts Valet-TM-which enables users to browse and locate fonts using keywords a novice or expert would understand; (b) Identafont-TM- which allows users to scan images of typefaces and upload them to MyFonts.com for identification; (c) TypeXplorer-TM-which allows users to adjust typographic measurements to find similar fonts based on user-defined criteria; (d) the ability to find fonts similar to a particular typeface design using the "Show me more like this..." feature; (e) test driving a font in your own text; (f) exploring the world of fonts with links to typographic resources available on the Web; and (g) the ability to interact with type experts on-line, ask questions, or join the on-line MyFonts Forum

          The mission of MyFonts.com is to make fonts accessible to everyone, which benefits both users and the foundries. Fonts have been an anomaly to the general computer user difficult to find, purchase, and install, and often an unknown aspect of their desktop environment. MyFonts.com hopes to endear fonts to all users, not just graphic arts professionals.

     ON-DEMAND MARKETING

          The Company's on-demand marketing products consist of: (i) Pageflex-TM- Mpower-TM-, a suite of internet-driven software applications that gives enterprise organizations the ability to design and produce customized print documents that are targeted at a narrow segment or an individual reader;
(ii) Persona-TM-(ii) NuDoc-TM-, an advanced document composition engine; (iii) Tropix-TM-, a workflow application to automate repetitive steps in electronic publishing production; (iv) Mixxer-TM-, a color correction filter for Adobe Photoshop; and (v) Apertura-TM-, an application which enables Adobe Photoshop to open one or more smaller portions of most popular image formats.

MPOWER

    Mpower is an integrated suite of software applications that gives enterprise organizations and digital printing service providers the ability to design and produce customized database or Internet-driven marketing communications on demand. No matter how complex the project, Mpower can assemble it dynamically and deliver it instantly in print, PDF, or via the Web. Mpower can create a variety of customized documents with highly designed layouts, such as brochures, sophisticated color reports and direct mail pieces. Mpower uses customer profile information about a particular reader or consumer to control the selection of digital content, such as logos, imagery, illustrations and text for a document. Mpower then uses intelligent, flexible templates to automatically assemble this personalized content into final documents for output to print, PDF or the Web. Mpower allows users to capitalize on the customer information stored in the user's profile database, and to use that information to tailor a marketing message aimed directly at the user's customers. It also allows users to repurpose the content, such as text, images and other digital files used to market their business.

      Mpower is based on the principle of separating a document's content from its form. Content refers to raw information--text, images, graphics. Form refers to the design--how the page is laid out, what fonts are used, and how images are to be sized and positioned on the page. Pageflex captures the form of a document by using a flexible, intelligent template that represents the original design of the page. These flexible templates are then populated with images, text, and other content, customizing the page based on variables that are created as part of your template. These variables are attached to customer information stored in your database, as well as metadata stored within your asset management system. Pageflex uses the tags to deduce what images, text, or graphics are selected for the customized document it is assembling.

      By separating content and form and enabling them to be easily and intelligently recombined, Mpower lets you assemble pages on-the-fly, based on market profile or user preferences. It empowers the user to capitalize on the customer information stored in their database, and to use that information to tailor a marketing message directly aimed at individual customers. It also allows the user to repurpose their content--the text, images, and other digital files used to market their business--and make it work in far more productive ways. Mpower redefines a document, from a static, single-purpose entity into a flexible, multi-purpose asset that the user can use again and again, with far greater results.

                                   [GRAPHIC]


Mpower is an application layered on top of the Company's NuDoc composition engine. The Pageflex application layer development began three years ago. Approximately 20 engineering staff years have gone into its development. The NuDoc engine has been under development as a separable engine with an API since 1990. In 1990, its initial code base was taken from the composition engine for an Ad Makeup application called Archetype Designer that had been under development since 1985. Since 1990, approximately 50 staff years have been invested in NuDoc. Prior to 1990, 60 staff years were invested in the development of the Archetype Designer. Total investment in Mpower/NuDoc is approximately 130 staff-years.

      In February 2000, Pageflex released Version 2.0 of Mpower. The new features of Version 2.0 define the state of the art in customization for offset printing and position Pageflex to enter the broader Web-to-print market. Mpower 2.0 also carries a number of usability and performance enhancements in each of the modules that make up the Mpower solution:
Producer, Server and Designer.

The new features and enhancements in each module include the following:

     Mpower Producer

     o    Categorize and tag content with keywords using Mpower Librarian tool
     o    XML content source plug-in architecture
     o    Enhanced conditional rules for more sophisticated project variability
     o    Rendering plug-in for customized output formats

     Mpower Server

     o    Speed and stability enhancements
     o    Improved error reporting
     o    Server-based composition engine for higher performance

     Mpower Designer

     o    Image scaling that supports variable behavior
     o    Support for EPS clipping paths and text run-around
     o    Column balancing and multi-column text screening
     o    Support for top and bottom rules on paragraphs
     o    Polygon and line tools

The new features of Mpower 2.0 improve its capabilities as a marketing-on-demand solution. The addition of Librarian and enhanced conditional rules enhance Mpower's position as the industry-leading one-to-one marketing communications solution. The rendering plug-in and enhancements to Mpower Designer, combined with Mpower's Web capabilities, make it ideal for Web-driven document customization. And the XML content source plug-in architecture brings Mpower to the forefront of cross-media publishing.

PERSONA

     In February 2000, Pageflex introduced Persona, an XML-based variable content publishing application that allows users to create sophisticated, personalized documents in PDF or PostScript. Persona is an easy-to-use application for Windows NT, consisting of a subset of features from Mpower, Pageflex's enterprise marketing-on-demand solution. Built from open standards, Persona is the first variable content publishing solution to use XML as the intermediate data format between databases and the page composition process. Like Mpower, Persona uses Pageflex's advanced NuDoc page composition engine, offering precise control over the design of page templates while maintaining a strict separation of form and content. Using an ODBC-compliant database as a customer profile data source, Persona users can create conditional rules that determine what content is chosen for a particular profile. The content is then dynamically placed in the template to create the final document.

     Persona users can build a document template from scratch by creating image containers, text containers, and other graphic elements using familiar GUI tools. And because Persona incorporates a full composition engine, it offers the standard composition tools such as leading, kerning, justification, and hyphenation. Persona shares Mpower's "flex" capabilities, the ability to automatically adjust a container size based on the size or orientation of the content that flows into it. In addition, surrounding containers move in concert to adjust with the change, maintaining the design integrity.

     Other key features of Persona include:

          o    Support for if/then/else variable content selection rules
          o    Support for keyword queries of variable content with Librarian
          o    Previewing for each individualized record
          o    PDF and object-based PostScript output
          o    Adobe InDesign plug-in preview converts InDesign documents
          o    Optional output for Scitex VPS, Indigo JLYT, and Agfa
               IntelliCache

      Persona is currently in beta and is expected to be released in the second quarter of 2000.

NUDOC

     NuDoc is an advanced document composition engine based on the principle of separating form from content. Leveraging object-oriented technology, NuDoc is a reusable building block for document processing applications. NuDoc SDK object classes provide an application programming interface (API) that supports the import, editing, display, or printing of electronic documents. One of the strengths of NuDoc is its ability to dynamically create layout intensive pages from separate content and style file imports. In NuDoc, a document object is made of style, content, and page layout sub-objects. A style object contains rules that govern the form (or appearance) of the document. Content elements such as words, images, movies, etc. are organized into a tagged tree structure that represents the logical organization of the information (sections, sub-sections, etc.). The W3C's extensible markup language (XML) is the default content data representation. Styles are represented by a set of model objects. NuDoc uses a new style file format called Template Style Language (TSL) to represent the model objects. The TSL styles describe the colors, fonts, and geometric rules that govern how structured content is formatted into its visual appearance. The TSL uses a flexible container metaphor to describe how to adjust the sizes and positions of text, images, and other containers to result in a well designed page.

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

MIXXER AND APERTURA

      Mixxer is a color correction filter for Adobe Photoshop, which brings important methodologies originating in high-end proprietary prepress workstations to the Macintosh. Apertura enables Adobe Photoshop to open one or more smaller portions of most popular image formats including native Scitex CT and LWs. This dramatically increases the effectiveness of using Adobe Photoshop for full resolution type corrections on lineworks and localized edits on even the largest image.

                               MARKETING AND SALES

TYPE AND TECHNOLOGY

      The type and technology sales organization, as of March 21, 2000, consisted of three people focused on OEM and ISV sales and three people focused on corporate direct sales. The Company's sales efforts are managed from its corporate headquarters in Cambridge, Massachusetts. In addition, the Company maintains a European sales headquarters in Cheltenham, England. The Company also has a sales agent based in Tokyo to facilitate OEM sales to Japanese hardware manufacturers. Sales personnel receive a base salary plus commissions based on meeting sales targets, with additional commissions for sales in excess of annual targets.

     Marketing activities are carried out by a team of four people located at the Company's headquarters in Cambridge, Massachusetts. In addition, the Company promotes its products through attendance and exhibition at major industry trade shows and its website, www.bitstream.com. The principal objective of the Company's marketing strategy is to continue to expand the sale of the Company's type products and software to OEMs and ISVs, who integrate the Company's software into their own products. OEM and ISV relationships range from the license of a small group of typefaces to agreements whereby an entire range of type products and/or technologies are incorporated into the customer's hardware or software products. As new opportunities arise, particularly in the newly emerging areas of corporate intranets and portable document software, the Company intends to evaluate other marketing approaches.

MYFONTS.COM

     Marketing of myfonts.com has been focused on recruiting participation from font foundries. When myfonts.com supports e-commerce (expected in early 2000), additional marketing efforts will focus on making Web users aware of myfonts.com and bringing them to the site. Initial focus will be within the United States and Canada.

     The initial visit to a web site is a strong determinant of whether the site gets bookmarked or not. Ease of use, responsiveness and esthetics are believed to be the key factors in enhancing this initial impression. Users will be encouraged to register and return through two features: discounts for multiple purchases even if they are not simultaneous, and the ability to download a font anytime in the future if a purchased font is lost.

ON-DEMAND MARKETING

     The on-demand marketing customer support organization, as of March 21, 2000, consisted of five people focused on maintaining and expanding its reseller and channel relationships who are the primary sales force for the Company as well as completing a limited amount of direct sales. The Company's sales efforts are managed from its corporate headquarters in Cambridge, Massachusetts. The Company seeks to enhance its relationships with existing and potential customers through its two person training and technical support team that works with existing and potential customers, resellers and strategic partners to support the sales process and to facilitate the implementation and use of the Company's software products and technologies.

     Marketing activities are carried out by a team of two people located at the Company's headquarters in Cambridge, Massachusetts. In addition, the Company promotes its products through attendance and exhibition at major industry trade shows and through its website, www.pageflexinc.com. The principal objective of the Company's marketing strategy is to continue to expand its on-demand marketing software to corporate direct marketing departments, design firms, advertising agencies, digital service and print providers, direct mail houses and other corporations and end users. As new opportunities arise the Company intends to evaluate other marketing approaches.

                                    CUSTOMERS

TYPE AND TECHNOLOGY

     The Company licenses typeface products and font subsystems to a wide variety of OEM and ISV customers. The Company also sells custom and other typeface products directly to corporate customers and individual end users. No single type and technology segment customer accounted for 10% or more of the Company's revenues for any of the years ended December 31, 1999, 1998 or 1997. During the year ended December 31, 1999, one type and technology ISV customer accounted for 11% of the type and technology revenue for the year. From time to time, product sales to large customers during a single fiscal quarter may constitute more than 10% of Company revenues for such quarter. In the future, the Company intends to further broaden its customer base through expanded product offerings and increased marketing efforts within the OEM/ISV and corporate channels. Revenues generated by customers located outside the United States are included in the Notes to the financial statements enclosed herewith on Page F-24.

MYFONTS.COM

     Myfonts.com had no revenues or customers during the year ended December 31, 1999. Myfonts.com plans to launch its e-commerce Web site early in the second quarter of 2000 and is expected to generate its revenue from this Web site during 2000.

ON-DEMAND MARKETING

The Company licenses its on-demand marketing products directly to major corporations and end users, and indirectly through resellers and strategic partners. The on-demand marketing segment was identified and segregated as of the start of 1999. For the year ended December 31, 1999 this segment generated revenues from one customer, Atex Media Solutions, Inc. ("Atex"), which represented 12% of the total Company's revenue during the year and 38% of the on-demand marketing segment's revenue during the year. Revenues from Atex represent license fees and prepaid royalties under a long-term contract which is anticipated to generate at least an additional $504,000 in revenues during the year ended December 31, 2000. The on-demand marketing segment had revenues from three additional customers during 1999 which accounted for less than 10% each in total Company revenues but 22%, 17%, and 17% respectively of that segment's revenue during the year. One of the customers that accounted for 17% of the on-demand marketing revenue is IBM Corporation who is a remarketer and reseller of the Company's on-demand marketing software under a Software Vendor Remarketing Agreement that was executed in August 1998. The Company intends to broaden its customer base through increased marketing efforts and by developing relationships with additional resellers and partners in 2000. The Company has recently entered into marketing relationships with Agfa, Banta Integrated Media, and Indigo. Revenue generated by customers located outside the United States is included in the Notes to the financial statements enclosed herewith on Page F-24.

                        RESEARCH AND PRODUCT DEVELOPMENT

TYPE AND TECHNOLOGY

      Bitstream is committed to developing innovative software to enhance text imaging for operating systems, software applications, Internet appliances, Web applications, low-resolution screen devices, multimedia servers, high-definition television screens (HDTVs), set-top boxes, continuous tone printers, personal digital assistants (PDAs), and other embedded systems. To accomplish this goal, the Company has invested, and expects to continue to invest, significant resources in research and development. The Company's research and development activities are centered around advancing the Company's software products for its OEM, ISV and corporate customers. The Company maintains specific expertise in the areas of font formats, multi-lingual fonts, font portability, font compression, and font processing technology, and digital asset management technology. The Company emphasizes cross-platform portability, small file and application size and extensibility to new technologies in its software development. To support these design objectives, the Company employs advanced software development techniques.

      As of March 21, 2000, the Company employed thirteen individuals who engage in research and development activities. Of these, seven focus on type product development, two on developing enabling technology, and four on TrueDoc and Font Fusion.

MYFONTS.COM

     The Company is committed to developing leading-edge technology for its myfonts.com Web site to ensure that the site is the leading place to purchase fonts on the Web. As of March 21, 2000, the Company employed two individuals who focus exclusively on research and development activities relating to the technology incorporated into the myfonts.com Web site. Additional Bitstream personnel also assist in the research and development effort for the site including Bitstream's Chief Technology Officer and internal font experts.

ON-DEMAND MARKETING

     The Company's wholly-owned subsidiary Pageflex is committed to advancing the Company's on-demand marketing products and technologies. As of March 21, 2000, the Company employed eighteen individuals who engage in research and development activities for its on-demand marketing business. Of these, seven focus on NuDoc, ten on Pageflex and one on documentation.

                                   COMPETITION

     The markets in which the Company participates are intensely competitive, evolving and subject to rapid technological change. The Company expects competition to persist and to increase in the future. The Company believes that while it competes with no single organization across its entire product line, a variety of companies offer products that compete with some of its products. Certain of the Company's competitors, including Adobe and Agfa, have greater name recognition, a larger customer base and significantly greater financial, technical, and marketing resources than the Company.

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

TYPE AND TECHNOLOGY

     The Company's products compete with the solutions offered by a variety of companies, including other suppliers of enabling technologies, software application developers, and vendors of computer operating systems. Moreover, the market for the Company's enabling technologies and products may be adversely impacted to the extent that computer hardware, operating system and application software vendors incorporate similar functionality or bundle competitive offerings with their products and thereby reduce the market for the Company's technology or products. The Company's markets are the subject of intense industry activity, and it is likely that a number of software developers are devoting significant resources to developing and marketing technology and products that may compete with the Company's technology and products. The competition for OpenType consists primarily of software from Adobe and Monotype. The competition for the Company's sales of type products to OEM and ISV customers generally comes from a number of comparably sized or smaller companies offering their own type libraries and custom type services. Competition with the Company's enabling technologies principally comes from Agfa with its Universal Font Scaling Technology ("UFST"). UFST has a similar architecture to the Company's 4-in-1 enabling technology product. The competition for Font Fusion and TrueDoc consists primarily of software from Agfa, which includes a font compression technology known as MicroType Express.

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

MYFONTS.COM

         Although myfonts.com has no direct competitors which offer such a wide variety of fonts on one easy-to-use Web site, there can be no assurance that consumers will prefer to use myfonts.com over Web sites hosted by individual font foundries. There also can be no assurances that myfonts.com will succeed in hosting virtually all of the available digital fonts in the world. If there are critical omissions due to non-participation by key foundries, the value of the site as a one-stop shop will be reduced. Given that it costs a foundry nothing to participate at the entry level, and such participation creates the possibility of additional sales, Bitstream believes this risk to be minimal.

Even if the majority of foundries participate at level 1, there is no assurance that they will allow their fonts to be sold directly by myfonts.com. Without participation at a higher level, myfonts.com's will not have a viable revenue stream. Myfonts.com intends to minimize this risk by keeping statistics on user behavior with a view to being able to demonstrate the benefits of allowing direct sales by myfonts.com.

The most significant risk is that even with the most powerful search tools and the ability to find any font in one place, there is no assurance that additional sales of fonts will occur in sufficient numbers to justify the cost of running myfonts.com. A possible approach to minimizing this risk is to sell fonts not just as individual items but as part of document design kits.

ON-DEMAND MARKETING

The Company's on-demand marketing products compete with the solutions offered by a variety of companies, including the following sources:

     o    Varis Corporation
     o    Cardiff/AudienceOne
     o    MicroMass
     o    Digital Marketing
     o    Barco
     o    Low-end Quark Xtensions software for "variable data printing"

Mpower offers a well-rounded set of features that provides an advanced level of power and robustness to the field of variable data publishing, allowing publishers to push dynamic page publishing to a level not easily reached before. Mpower's major benefits to users as compared to competitive products can be grouped into four major areas: design flexibility, input and output flexibility, ease of use, and speed.

VARIS CORPORATION

In terms of capabilities, Varis is the nearest competitor. Varis focuses on high speed, mostly black and white, relatively simple page layout applications. Their customers include Publishers Clearinghouse, who uses it to implement personalized direct mail. The best thing about Varis is that it works for the applications that they target, and works at high speed. Varis offers a complete system including a proprietary RIP of their own design. They develop low level hardware interfaces from this RIP to directly drive to print engines. Unlike all other systems mentioned here, the Varis system implements the variable image and text merging and formatting inside the RIP itself. Unfortunately, this means that the RIP can only be driven by front-ends developed by Varis. They have developed direct interfaces to several print engines in B&W and color; however, each new interface requires a major effort. In terms of variable publishing flexibility, Varis offers somewhat more than the low end Quark Xtensions, but far less than Pageflex. It is able to reflow text to a limited extent as well as make small modifications to the page layout. Unfortunately all of this processing happens in the RIP so you can only debug your job by printing it first. To date they have not developed user-friendly front-ends capable of simulating what will happen to the page layout when processed by the RIP.

CARDIFF/AUDIENCEONE

AudienceOne offers products as well as consulting and implementation services. AudienceOne is a client/server solution based on PDF technology. Lacking a composition engine, they are even less flexible in terms of layout than the low-end Quark-based solutions. For example, you cannot have the customer's name in the middle of a text paragraph since different names may cause different line-ending decisions for the rest of the paragraph requiring a composition engine to re-hyphenate and re-justify the paragraph. Think of this as an automated "cut-and-paste" document producer. Without a super-fast composition engine like NuDoc, it cannot merge dynamic text elements on-demand at printer speeds. One feature of the AudienceOne system is that it can be driven from a Web-based interface and can be integrated with a Web server. Pageflex offers partial functionality in this area today, and intends to offer more functionality in Version 2.0.

MICROMASS

MicroMass, like AudienceOne, offers both products and services. The MicroMass solution is highly customized and can be built from scratch or integrated with existing technologies. MicroMass offers a customized content database. It does not include any optimized PostScript output capabilities to our knowledge. MicroMass is a leader in HTML and email output variations of their product. MicroMass's primary market focus is the health care industry.

DIGITAL MARKETING DIGITAL VIP

Like Varis and MicroMass, Digital Marketing offers both product and services. The end user receives a customized Web interface that works with standard browsers for placing variable print orders. The Digital VIP software resides at Digital Marketing, where jobs are received and processed. The PostScript files are then sent to a print service provider for printing on Xerox DocuTech and DocuColor digital presses. There does not appear to be any optimized PostScript capabilities. In addition, there is no offering today for the software to sit at the service provider's or end user's facility. The majority of use seems to be of an overprint nature. The variability is limited to 12 fields. There is no support for flexible containers or variable templates. Current pricing is a click charge model. The target market is the installed base of Xerox DocuTech and DocuColor products as well as commercial printers without digital print capabilities.

BARCO VIPLINE

Barco VIPLine is Barco's high-end variable publishing solution. It is based on a fairly closed architecture running on SGI workstations. Other than Pageflex, VIPLine is the only solution that offers the ability for page template containers to reposition themselves dynamically based on inter-object relationships. It is a tightly integrated system with the Barco RIP architecture, and does not support other RIPs and PostScript-based devices. It is also unique in its ability to dynamically generate barcodes. It is a high performance system that supports a RIP-once approach.

LOW-END QUARK XTENSIONS

Most of the vendors of digital presses have developed their own low-end Quark-based variable data front-end applications. Each can either produce PostScript or can output only to that vendor's output device. For example, if you buy an Agfa PersonalizerX, it can only drive an Agfa output device at high speed. Here is a list of these products:

     o    Agfa PersonalizerX
     o    Scitex Darwin
     o    Barco VIP Designer
     o    Indigo Yours Truly
     o    IBM MergeDoc

These products are simple "mail merge" programs written on top of the very popular Quark Xpress page layout application. These applications are all fairly similar. They are not client/server and thus cannot be driven by external systems such as Web servers or CRM systems. They require manual operation to set up a project and initiate printing operations. Because they are based on Quark's composition engine, they are limited to simply replacing text and imagery in the text and image containers on the Quark page. What Pageflex can do with a single flexible template would require many hand-made Quark-based templates. Scalability and multi-media targeting are also limitated for this class of solutions.

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

The Company's policy is to apply for U.S. patents with respect to its technology and seek copyright registration of its technology or trademark registration of its marks from time to time when management determines that it is competitively advantageous and cost effective to do so. The Company has been granted three patents by the United States Patent and Trademark Office and each is directed to certain aspects or applications of the Company's TrueDoc technology. Additionally, the Company has sought foreign patent rights to certain aspects of its TrueDoc technology by filing an International Application under the Patent Cooperation Treaty. The Company is currently in the process of registering several trademarks and preparing a variety of patent applications relating to myfonts.com and its on-demand marketing software. Bitstream-R-, TrueDoc-R- and T2K-R- are federally registered trademarks of the Company. All other trademarks, service marks or tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners.

                                    EMPLOYEES

     As of March 21, 2000, the Company employed 74 persons, including 22 in sales and marketing, 33 in research and development and 19 in general administrative functions. Of the Company's 74 employees, 72 are full time and 2 are part time. The Company also retains consultants from time to time to assist it with particular projects for limited periods of time. The Company believes that its future success will depend in part on its ability to attract, motivate and retain highly qualified personnel. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

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

ITEM 3. LEGAL PROCEEDINGS

         The Company is not a party to any litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

         The Class A Common Stock of the Company began trading publicly on the Nasdaq National Market tier of The Nasdaq Stock Market on October 30, 1996 under the symbol "BITS." Prior to October 30, 1996, there was no public market for Bitstream's Class A Common Stock. The following table sets forth the high and low closing sale prices of the Company's Class A Common Stock as reported on the Nasdaq National Market for the periods commencing January 1, 1998 through December 31, 1998 and January 1, 1999 through December 31, 1999. Such information reflects interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.


     -------------------------------------------------------------------------------------------------
                                            1998                               1999
                                            ----                               ----
                               HIGH                     LOW          HIGH                 LOW
                               ----                     ---          ----                 ---
     First Quarter            3.375                    1.750        2.188                1.500
     Second Quarter           2.500                    1.750        2.000                1.313
     Third Quarter            2.000                    1.313        2.313                1.188
     Fourth Quarter           1.625                    1.313        10.750               1.938
     ---------------------------------------- ----------------------------------- --------------------


     As of March 21, 2000, the Company's Class A Common Stock was held by approximately 110 holders of record and the Company believes that the Company's Class A Common Stock was beneficially held by more than 500 holders. The Company's Class B Common Stock was not held by any holders of record.

                                    DIVIDENDS

     The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends on its capital stock in the foreseeable future.

                     RECENT SALES OF UNREGISTERED SECURITIES

     During the fiscal year ended December 31, 1997, the Company issued an aggregate of 137,895 shares of Class A Common Stock in connection with the exercise of 137,895 vested options and warrants issued under the Company's 1994 Stock Plan and 1996 Stock Plan and 510,322 shares of Class A Common Stock were issued in connection with the acquisition of Archetype, Inc. During the fiscal year ended December 31, 1998, the Company issued an aggregate of 498,603 shares of Class A Common Stock in connection with the exercise of 498,603 vested options and warrants issued under the Company's 1994 Stock Plan, 1996 Stock Plan and 1997 Stock Plan. During the fiscal year ended December 31, 1999, the Company

PART II, ITEM 5, MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION, CONTINUED

issued an aggregate of 494,863 shares of Class A Common Stock in connection with the exercise of 494,863 vested options and warrants issued under the Company's 1994 Stock Plan, 1996 Stock Plan and 1997 Stock Plan. There were no unregistered securities sold by the Company during the fiscal year ended December 31, 1999.

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

                                 USE OF PROCEEDS

     As of December 31, 1999, the approximately $12,200,000 net proceeds from the Company's initial public offering (IPO) of its Class A Common Stock pursuant to its Registration Statement on Form S-1, Commission File No. 333-11519, declared effective October 30, 1996, have been used as follows: (i) approximately $200,000 for the buildout of Bitstream's leased facilities in Cambridge, Massachusetts to accommodate the additional personnel that joined the Company as a result of the acquisition of Archetype, Inc.; (ii) approximately $6,041,000 for the acquisitions of Mainstream Software Solutions, Ltd., Archetype, Inc., Type Solutions, Inc., and certain assets of Alaras Corporation;
(iii) approximately $1,500,000 for the repayment of indebtedness, of which approximately $548,000 was paid to officers, directors and 10% stockholders of the Company and approximately $762,000 of which was paid to third parties; (iv) approximately $938,000 for royalty payments to others; (v) $500,000 for the investment in DiamondSoft, Inc.; and (vi) approximately $1,259,000 for the purchase and installation of equipment. The remaining net proceeds from the IPO are invested in short-term, interest-bearing, investment-grade securities.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data presented below as of December 31, 1999, and 1998, and for the three years ended December 31, 1999, 1998 and 1997 have been derived from, and are qualified by reference to, the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is included elsewhere in this Report. The selected consolidated financial data presented below as of December 31, 1997, 1996, 1995, and September 1995, and for the year ended December 31, 1997, for the year ended December 31, 1996, the year ended September 30, 1995 and the three months ended December 31, 1995 have been derived from, and are qualified by reference to, the Company's audited financial statements, which are not included in this Report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, the Consolidated Financial
Statements of the Company and Notes thereto, with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report, and other financial data appearing elsewhere herein.

                      SELECTED CONSOLIDATED FINANCIAL DATA


------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        THREE MONTHS
                                                                                                           ENDED        YEAR ENDED
                                                                     YEAR ENDED DECEMBER 31,             DECEMBER 31,  SEPTEMBER 30,
(IN THOUSANDS EXCEPT PER SHARE                                1999     1998(4)   1997(3)      1996(1)      1995(1)       1995(1)
     DATA)                                                    ----     -------   -------      -------      -------       -------

Consolidated Statements of Operations
Data:
Revenues ...............................................    $  8,921   $  8,870   $ 13,102     $ 10,551     $  2,355     $  8,970
Cost of revenues .......................................       1,461      1,522      1,518        1,858          411        1,579
                                                            --------   --------   --------     --------     --------     --------
  Gross profit .........................................       7,460      7,348     11,584        8,693        1,944        7,391
                                                            --------   --------   --------     --------     --------     --------
Operating expenses:
  Marketing and selling ................................       4,197      5,696      6,621        4,386          978        3,264
  Research and development .............................       5,037      4,404      2,826        1,512          331        1,071
  General and administrative ...........................       1,829      1,742      2,104        1,533          385        1,261
  In-process research and
    Development ........................................          --         --      4,930           --           --           --
  Severance and other non-
     recurring compensation ............................          --      2,647      1,371           --           --           --
  Restructuring charge .................................          --         --         --           --           --           --
                                                            --------   --------   --------     --------     --------     --------
     Total operating expenses ..........................      11,063     14,489     17,852        7,431        1,694        5,596
  Gain on sale of assets ...............................          --     10,317         --           --           --           --
                                                            --------   --------   --------     --------     --------     --------
Operating (loss) income ................................      (3,603)     3,176     (6,268)       1,262          250        1,795

Gain (loss) on investment in
   DiamondSoft, Inc. ...................................          18        (56)        --           --           --           --
Other income (expense), net ............................         533        489        510          (19)          17           11
                                                            --------   --------   --------     --------     --------     --------
(Loss) income before provision
   (Benefit) for income taxes ..........................      (3,052)     3,609     (5,758)       1,243          267        1,806
                                                            --------   --------   --------     --------     --------     --------
Provision for (benefit from)
   income taxes ........................................         990        775        232          (94)        (471)         118
                                                            --------   --------   --------     --------     --------     --------
Net (loss) income ......................................    $ (4,042)  $  2,834   $ (5,990)    $  1,337     $    738     $  1,688
                                                            ========   ========   ========     ========     ========     ========
Basic net (loss) income per
   share (2) ...........................................    $  (0.56)  $   0.42   $  (0.95)    $   1.07     $   0.21     $   0.45
                                                            ========   ========   ========     ========     ========     ========
Basic weighted average shares
   outstanding (2) .....................................       7,261      6,752      6,303        1,248        3,486        3,765
                                                            ========   ========   ========     ========     ========     ========
Diluted net (loss) income per
   share(2) ............................................    $  (0.56)  $   0.38   $  (0.95)    $   0.25     $   0.16     $   0.34
                                                            ========   ========   ========     ========     ========     ========
Weighted average shares
   outstanding and dilutive
   potential common shares (2) .........................       7,261      7,443      6.303        5,404        4,730        5,009
                                                            ========   ========   ========     ========     ========     ========

Footnotes are listed after the Consolidated Balance Sheet Data following this schedule.

------------------------------------------------------------------------------------------------------------------------------------

                    SELECTED CONSOLIDATED BALANCE SHEET DATA


-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         AS OF
                                                                        AS OF DECEMBER 31,                           SEPTEMBER 30,
                                                 ----------------------------------------------------------------- -----------------
                 (IN THOUSANDS)                       1999       1998(4)       1997        1996(1)      1995(1)           1995
                                                 -----------  ------------  -----------  ------------  ------------       ----
Consolidated Balance Sheet Data:

Cash and cash equivalents...................        $ 9,037      $14,252      $ 6,364       $11,718    $      390    $      523

Working capital.............................          9,668       12,638        9,213        14,220         1,245           881

Total assets................................         14,603       20,711       17,009        17,477         4,328         3,194

Long-term obligations.......................              7           54           73            99           210           124

Stockholders' equity........................         12,742       16,275       12,683        15,359         1,806         1,066
-----------------------------------------------------------------------------------------------------------------------------------


---------------------

(1) Effective December 31, 1995, the Company changed its fiscal year end from a fiscal year end of September 30 to a calendar year end. The fiscal year ended December 31, 1996 commenced January 1, 1996. Because of this change in fiscal year, the Company is presenting certain consolidated statement of operations data for the three months ended December 31, 1995, as well as consolidated balance sheet data as of December 31, 1995.

(2) Calculated on the basis described in Note 4 of Notes to the Consolidated Financial Statements.

(3) In April 1997, the Company acquired Archetype, Inc. and recorded an In-process research and development charge as well as severance and other non-recurring compensation charges. This activity is further detailed in the Notes to the Consolidated Financial Statements contained herewith.

(4) In August 1998, the Company sold substantially all of the assets relating to its MediaBank and InterSep OPI product lines for approximately $10,317,000 in cash. This transaction is further described in the Notes to the Consolidated Financial Statements contained herewith.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                    OVERVIEW

     Bitstream Inc. ("Bitstream" or the "Company"), headquartered in Cambridge, Massachusetts, develops, markets and supports software products and technologies to enhance the creation, management and transport of electronic documents. Bitstream currently has three separate and distinct business segments: (a) type and technology in which Bitstream develops and licenses Internet font technology and digital typefaces for the graphics communications industry; (b) Myfonts.com, a showcase of the world's fonts in one easy-to-use e-commerce Web site operated by Bitstream's wholly-owned subsidiary, Myfonts.com, Inc.; and (c) on-demand marketing in which the Company's wholly-owned subsidiary Pageflex, Inc. develops, markets and supports on-demand marketing software which automatically produces customized business marketing collateral such as datasheets and brochures directly from XML text and graphics data stored in web servers and/or databases.

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

PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

      In April 1997, the Company acquired Archetype, Inc. ("Archetype" and together with Mainstream, the "Acquired Subsidiaries"), a Delaware corporation primarily engaged in the business of developing and marketing server-based information management computer software for the graphic arts industry. Archetype's products include: MediaBank, a digital asset management product that allows for the cataloging, archiving, and management of electronic images, text and documents; InterSep OPI and InterSep Output Manager, advanced open prepress interface and print management products for raster image processors and servers; and NuDoc, an advanced document composition technology. Pursuant to an Asset Purchase Agreement dated August 28, 1998, the Company sold substantially all of the assets relating to its MediaBank and InterSep OPI product lines to Inso Providence Corporation of Boston, Massachusetts ("Inso") for net cash proceeds of$11,400,000.

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

     In January 1999, the Company established Pageflex, Inc. as a wholly owned subsidiary for the purpose of developing on-demand marketing software.

     In December 1999, myfonts.com Inc. was founded as a wholly owned subsidiary of Bitstream. The business goal of myfonts.com is to provide the world's most complete source of digital fonts in a single comprehensive web site. Visitors to myfonts.com can explore, search and browse fonts and then purchase and download selected fonts. By hosting fonts from all font foundries and designers, myfonts.com aims to be the single obvious choice for finding (and purchasing) fonts on-line.

                           FORWARD LOOKING STATEMENTS

      Except for the historical information contained herein, this Annual Report on Form 10-K may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of the Company's products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's final Prospectus, dated October 30, 1996, included as part of the Company's Registration Statement on Form S-1 (333-11519), in the section entitled "Risk Factors." The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements. Management undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

          RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PERCENT AMOUNTS)

    The following table sets forth the percentage of revenues represented by certain items reflected in the Company's Statements of Operations Data for the periods presented:


--------------------------------------------------------------------------------------
                                                           YEAR ENDED DECEMBER 31,
                                                       1999       1998         1997
                                                     --------   ---------    ---------
REVENUES
   Software licenses ..........................        81.8%       87.5%       91.4%
   Services ...................................        18.2        12.5         8.6
                                                      -----       -----       -----
Total revenues ................................       100.0       100.0       100.0

Cost of revenues ..............................        16.4        17.2        11.6
                                                      -----       -----       -----
  Gross profit ................................        83.6        82.8        88.4
                                                      -----       -----       -----
Operating expenses:

  Marketing and selling .......................        47.0        64.2        50.5
  Research and development ....................        56.5        49.7        21.6
  General and administrative ..................        20.5        19.6        16.1
  In-process research and development .........        --          --          37.6
  Severance and other nonrecurring compensation        --          29.8        10.5
                                                      -----       -----       -----
     Total operating expenses .................       124.0       163.3       136.3
                                                      -----       -----       -----

Gain on sale of assets ........................        --         116.3        --
                                                      -----       -----       -----
    Operating (loss) income ...................       (40.4)       35.8       (47.9)
Other income (expense), net ...................         6.2         4.9         3.9
Provision for income taxes ....................       (11.1)       (8.7)       (1.8)
                                                      -----       -----       -----
    Net (loss) income .........................       (45.3)%      32.0%      (45.8)%
                                                      -----       -----       -----

--------------------------------------------------------------------------------------



        YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31,
                              1998 (IN THOUSANDS)

CONSOLIDATED REVENUE:


                                   -----------------------------------------------------------------------------------
                                                      % OF                        % OF                   CHANGE
                                       1999         REVENUE        1998           REVENUE         DOLLARS      PERCENT
                                       ----         -------        ----           -------     -----------      -------
REVENUE
   Software licenses                $    7,299        82.8%     $    7,760         87.5%      $    (461)       (5.9)%
   Services                              1,622        18.2           1,110         12.5             512        46.1 %
                                    ----------       -----      ----------        -----       ---------       -----
Total revenue                       $    8,921       100.0%     $    8,870        100.0%      $      51          .6 %
                                    ==========       =====      ==========        =====       =========       =====
                                   -----------------------------------------------------------------------------------


    The increase in revenue for the year ended December 31, 1999 as compared to the year ended December 31, 1998 was attributable to revenue for the on-demand marketing segment, which was $2,735. This increase was partially offset by the loss of revenues from the Mediabank and InterSep OPI product lines, which were sold to Inso in August of 1998, of $2,593.

PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

TYPE AND TECHNOLOGY REVENUE:


---------------------------------------------------------------------------------------------------------------------------
                                                                                                             CHANGE
                                                                 % of                        % of            ------
                                                    1999        REVENUE        1998        REVENUE     DOLLARS    PERCENT
                                                    ----        -------        ----        -------     -------    -------
REVENUE
   Software licenses                              $    5,422     87.7%     $   5,220         83.2%     $    202       3.9%
   Services                                              764     12.3          1,057         16.8          (293)    (27.7)%
                                                     -----------------      --------       -------      --------    -------
   Type and technology revenue                    $    6,186    100.0%     $   6,277        100.0%     $    (91)     (1.5)%
                                                     -----------------      --------       -------      --------    -------
   Percentage of total revenue                          69.3%                   70.8%
---------------------------------------------------------------------------------------------------------------------------


     The increase in type and technology license revenue for the year ended December 31, 1999 versus the year ended December 31, 1998 was caused by an increase in OEM sales of $773 partially offset by decreases in retail and international revenues of $123 and $448, respectively. The increase in OEM sales is primarily attributable to an increase in technology licensing, including licenses for Font Fusion and FontTastic. The decrease in international revenues was primarily caused by a decrease in sales from the Company's UK office. The decrease in retail license revenue is attributable to four large direct sales made during the third quarter of 1998, which were not duplicated in 1999. The decrease in revenue from services is related to development services provided to two customers during 1998 totaling $316, which were not duplicated during 1999.

ON-DEMAND MARKETING REVENUE:


                                                                                CHANGE
                                               % OF                % OF         -------
                                   1999       REVENUE     1998    REVENUE   DOLLARS    PERCENT
                                   ----       -------     ----    -------   -------    -------
REVENUE
Software licenses                $1,877         68.6%   $    --     --      $1,877      N/A
Services                            858         31.4         --     --         858      N/A
                                 -------------------    ----------------    -----------------
On-demand publishing revenue     $2,735        100.0%   $    --     --      $2,735      N/A
                                 -------------------    ----------------    -----------------
Percentage of total revenue        30.7%                     --


    The Company began shipping its on-demand publishing products during the first quarter of 1999. Software license revenues for the year ended December 31, 1999 included $688 of license fees and royalties from an existing long-term contract with Atex Media Solutions, Inc. ("Atex"), a leading worldwide supplier of publishing systems for the collection, processing, management and distribution of information by newspapers, and $600 from a one-time license agreement with Inso Providence Corporation. Revenue from services includes $356 from the above-mentioned Atex contract and $502 in Mpower consulting.

CONSOLIDATED GROSS PROFIT:


                                                                              CHANGE
                                                                              -------
                                        1999          1998        DOLLARS     PERCENT
                                        ----          ----       ----------   -------
   Gross profit                      $   7,460    $   7,348        $  112      1.5%
                                       --------    ---------
   Percentage of total revenue            83.6%        82.8%



     The increase in the gross profit for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is attributable to on-demand marketing software sales, which generated $2,449 in gross profit during 1999 and gross profit from the type and technology business which increased $38 from $4,973 to $5,011. This increase was partially offset by a decrease of $2,375 attributable to the sale of

PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

substantially all of the assets relating to the Company's MediaBank and InterSep OPI product lines to Inso in August 1998. Gross profit as a percentage of sales for the year ended December 31, 1999 compared to the year ended December 31, 1998 reflects lower sales for the first two quarters of 1999 and higher costs resulting from higher shipping and production expenses during the last two quarters of 1999. Cost of revenue is composed of direct costs of licenses and royalties, as well as direct costs of product sales to end users. Included in the cost of licenses and royalties are fees paid to third parties for the development or license of rights to technology and/or unique typeface designs and costs incurred in the fulfillment of custom orders from OEM and ISV customers. Included in cost of product sales to end users and distributors are the direct costs associated with the duplication, packaging and shipping of product.

CONSOLIDATED SELLING AND MARKETING:


----------------------------------------------------------------------------------------------------
                                                                                       CHANGE
                                                                                       ------
                                                1999           1998              DOLLARS     PERCENT
                                                ----           ----            ----------    -------
   Selling and marketing                    $      4,197  $       5,696        $   (1,499)   (26.3)%
                                            ------------  -------------
   Percentage of total revenue                     47.0%          64.2%
----------------------------------------------------------------------------------------------------


     The decrease in selling and marketing expenses in dollars and as a percentage of revenues for the year ended December 31, 1999 as compared to the year ended December 31, 1998 reflects a reduction in type and technology salary expense resulting from headcount reductions in March and June of 1998 and the loss of the personnel associated with the MediaBank and InterSep OPI product lines in August 1998 offset by an increase in selling and marketing costs associated with the Company's new on-demand marketing segment of $2,316 for the year ended December 31, 1999. Selling and marketing expenses for the type and technology segment decreased $1,303 or 40.9% from $3,184 for the year ended December 31, 1998 to $1,881 the year ended December 31, 1999. The decrease in selling and marketing expenses associated with the sale of the MediaBank and InterSep OPI product lines was $2,512 for the year ended December 31, 1999 compared to the year ended December 31, 1998.

CONSOLIDATED RESEARCH AND DEVELOPMENT ("R&D"):


----------------------------------------------------------------------------------------------------
                                                                                       CHANGE
                                                                                       ------
                                                1999           1998              DOLLARS     PERCENT
                                                ----           ----            ----------    -------
   Research and development                   $   5,037      $   4,404        $    633        14.4%
                                            ------------  -------------
   Percentage of total revenue                    56.5%          49.7%
----------------------------------------------------------------------------------------------------


     Research and development expenses increased in dollars and as a percentage of sales for the year ended December 31, 1999 versus the year ended December 31, 1998. These increases reflect the ongoing investment in additional personnel to support expanded development of the Company's on-demand marketing technologies, Mpower, Persona and NuDoc and expenses associated with the creation of Myfonts.com. R&D costs associated with the on-demand marketing and myfonts.com segments were $3,039 and $292, respectively, for the year ended December 31, 1999. R&D expenses for the type and technology segment decreased $1,619 or 48.7% from $3,325 for the year ended December 31, 1998 to $1,706 for the year ended December 31,1999. The decreases in R&D expenses associated with the sale of the MediaBank and InterSep OPI product lines in August 1998 was $1,079 for the year ended December 31, 1999 compared to the year ended December 31. 1998.

PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

CONSOLIDATED GENERAL AND ADMINISTRATIVE ("G&A"):

-------------------------------------------------------------------------------------------------------
                                                                                        CHANGE
                                                   1999          1998              DOLLARS    PERCENT
                                                   ----          ----             ---------    -------
   General and administrative                 $      1,829    $    1,742          $   87        5%
                                              ------------    ----------
   Percentage of total revenue                        20.5%         19.6%
-------------------------------------------------------------------------------------------------------


          The increase in G&A expenses in dollars and as a percentage of revenues for the year ended December 31, 1999 versus the year ended December 31, 1998 is primarily due to increases in administrative positions at the end of 1998 to handle the growth necessitated by the Company's investment in the on-demand marketing business.

     G&A costs associated with the on-demand marketing segment were $1,092 for the year ended December 31, 1999. G&A expenses for the type and technology segment decreased $954 or 56.4% from $1,691 for the year ended December 31, 1998 to $737 for the year ended December 31, 1999.

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

SEVERANCE AND OTHER NON-RECURRING COMPENSATION EXPENSE:

     Severance and other non-recurring compensation expenses are related to the reorganization and personnel reductions which occurred in March and June of 1998 and totaled $2,647 for the year ended December 31, 1998. There were no such expenses incurred during the year ended December 31, 1999.

GAIN ON SALE OF ASSETS:

    The Company recognized a gain on the sale of substantially all assets of the Company's MediaBank and InterSep OPI product lines to Inso during the year ended December 31, 1998 totaling $10,317.

INCOME (LOSS) ON INVESTMENT IN DIAMONDSOFT, INC.:

     The Company made a $500 equity investment in DiamondSoft, Inc. representing a 25% ownership interest. DiamondSoft, Inc. is a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. The Company's pro rata share of DiamondSoft's income (loss) was $18 for the year ended December 31, 1999 versus $(56) for the year ended December 31, 1998.

OTHER INCOME, NET.

      Other income consists primarily of interest income earned.

PROVISION FOR INCOME TAXES.

    The Company recorded a tax provision of $990 for the year ended December 31, 1999, of which $868 is a valuation reserve for the deferred tax assets recorded during 1995 and 1996. The tax provision for the year ended December 31, 1998 was $775, of which $ 671 was related to the $10,317 gain recognized on

PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

the sale of the MediaBank and InterSep OPI product lines. See Note 7 in the Notes to the Consolidated Financial Statements filed herewith for a more detail breakdown of this provision.


             YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED
                        DECEMBER 31, 1997 (IN THOUSANDS)

CONSOLIDATED REVENUE:

-----------------------------------------------------------------------------------------------------------------------
                                                                                                          CHANGE
                                                     % OF                           % OF                 --------
                                       1998         REVENUE         1997           REVENUE         DOLLARS      PERCENT
                                       ----         -------         ----           -------     -----------      -------
REVENUE
   Software licenses                   $  7,760       87.5%        $ 11,971        91.4%        $  (4,211)       (35.2)%
   Services                               1,110       12.5            1,131         8.6               (21)        (0.2)%
                                       -------------------         --------------------         -----------------------
Total revenue                          $  8,870      100.0%        $ 13,102       100.0%        $  (4,232)       (32.3)%
                                       ===================         ====================         =======================

-----------------------------------------------------------------------------------------------------------------------


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

CONSOLIDATED GROSS PROFIT:


---------------------------------------------------------------------------------------------
                                                                              CHANGE
                                                                              ------
                                        1998           1997           DOLLARS        PERCENT
                                        ----           ----         ----------       -------
   Gross profit                        $  7,348      $  11,584       $ (4,236)        (36.6)%
                                       -----------------------
   Percentage of total revenue             82.8%          88.4%
---------------------------------------------------------------------------------------------


     The decreases in gross profit and gross profit as a percentage of revenues are a result of the sale of substantially all of the assets relating to the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August, 1998.

CONSOLIDATED SELLING AND MARKETING:


---------------------------------------------------------------------------------------------
                                                                              CHANGE
                                                                              ------
                                        1998           1997            DOLLARS       PERCENT
                                        ----           ----         ----------       -------
   Selling and marketing               $    5,696    $   6,621       $   (925)        (14.0)%
                                       -----------------------
   Percentage of total revenue              64.2%         50.5%

---------------------------------------------------------------------------------------------

PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

     The decrease in selling and marketing expenses reflects a reduction in salary expense of sales and marketing personnel from the headcount reductions that occurred in March and June of 1998 offset by the addition of travel, trade show and other marketing program expenses from Archetype operations for the year ended December 31, 1998.

CONSOLIDATED RESEARCH AND DEVELOPMENT ("R&D"):

---------------------------------------------------------------------------------------------
                                                                              CHANGE
                                                                              ------
                                        1998           1997            DOLLARS       PERCENT
                                        ----           ----         ----------       -------
   Research and development            $   4,404     $   2,826       $   1,578        55.8%
                                       ---------     ---------
   Percentage of total revenue              49.7%         21.6%
---------------------------------------------------------------------------------------------


     The increase in research and development expenses in dollars, and as a percentage of revenues, reflects the ongoing investment in additional personnel to support expanded development of the Company's enabling technologies such as NuDoc and Pageflex.

CONSOLIDATED GENERAL AND ADMINISTRATIVE ("G&A"):


---------------------------------------------------------------------------------------------
                                                                              CHANGE
                                                                              ------
                                        1998           1997            DOLLARS       PERCENT
                                        ----           ----         ----------       -------
   General and administrative          $   1,742     $   2,104       $   (362)        (17.2)%
                                       ---------     ---------
   Percentage of total revenue              19.6%         16.1%

---------------------------------------------------------------------------------------------


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

SEVERANCE AND OTHER NON-RECURRING COMPENSATION.

     Operating expenses for the year ended December 31, 1998 include $2.7 million for severance and other non-recurring compensation expenses related to certain former executives and employees as a result of the headcount reductions that occurred in March and June of 1998. Operating expenses for the year ended December 31, 1997 reflect $1.4 million for severance and other non-recurring compensation expenses incurred in connection with the acquisition of Archetype and certain arrangements between the Company and certain former high-level executives.

GAIN ON SALE OF ASSETS.

     Reflected in income from operations for the year ended December 31, 1998 is a gain of approximately $10.3 million on the sale of substantially all assets of the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August 1998.

PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

INCOME TAX PROVISION.

     The Company recorded a tax provision for the year ended December 31, 1998 of $775. This provision consisted of foreign tax liabilities of $104 relating mainly to sales to customers in Asia and approximately $671 to record federal and state income taxes payable in connection with a pre-tax gain of approximately $10.3 million on the sale of substantially all assets of its MediaBank and InterSep OPI products lines to Inso Providence Corporation in August 1998. The Company recorded a tax provision for the year ended December 31, 1997 of $232. This provisions consists of foreign tax liabilities of $190 relating to sales to customers in Japan and federal and state income tax provision totaling $42.

                         LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations and cash received from the sale of the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998. As of December 31, 1999, the Company had net working capital of $9,668 versus $12,638 at December 31, 1998.

     The Company's operating activities used cash of approximately $5,164 during the year ended December 31, 1999 as compared to using cash totaling $1,227 during the year ended December 31, 1998. The cash used during the year ended December 31, 1999 was primarily due to the net losses from the on-demand marketing and myfonts.com businesses, partially offset by the income from the type and technology business. This net loss adjusted for non-cash expenses resulted in a use of $2,164 in cash during the year ended December 31, 1999. During the year ended December 31, 1999 the Company also used cash to pay accrued expenses of $1,095 and income taxes of $692, and generated cash of $280 through an increase in accounts payable and a decrease in prepaid expenses and other assets. During the year ended December 31, 1999, the Company recognized $798 in deferred revenue greater than the additional deferred revenue booked and increased accounts receivable by $695. During the year ended December 31, 1998, the net loss adjusted for non-cash expenses resulted in the use of $6,006 in cash. During the year ended December 31, 1998 the Company also used $648 in cash to pay down payables and accrued expenses, and generated $6,173 in cash by collecting receivables and deferred revenues.

     The Company's investing activities used cash of approximately $488 during the year ended December 31, 1999 as compared to generating $8,685 during the year ended December 31, 1998. Investing activities for the year ended December 31, 1999 consisted primarily of the purchase of property and equipment. The cash provided during the year ended December 31, 1998 is primarily due to the net cash receipt of $11,430 from the sale of substantially all of the assets relating to the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August 1998. This was partially offset by an equity investment of $500 in DiamondSoft, Inc., the purchase of all of the outstanding stock of Type Solutions, Inc. for $600; the purchase of certain assets of Alaras Corporation for $1,300; and the purchase of property and equipment of $335.

     The Company's financing activities provided cash of $437 during the year ended December 31, 1999 as compared to $430 during the year ended December 31, 1998. The cash provided during both of these years primarily resulted from the exercise of stock options.

PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

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

    As of December 31, 1999 the Company had no material commitments for capital expenditures. From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company's business. Any such transactions consummated may use a portion of the Company's working capital or require the issuance of equity or debt.

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

                            IMPACT OF YEAR 2000 ISSUE

YEAR 2000 READINESS DISCLOSURE - made pursuant to the Year 2000 Information and Readiness Disclosure Act, Pub. L. No. 105-271 (1998)

      The Year 2000 presented potential concerns and issues for the Company as well as other companies in the software industry. In general, Year 2000 readiness issues typically arise in computer software and hardware systems that use two digit date formats, instead of four digit dates, to represent a particular year. Users must test their unique combination of hardware, system software (including databases, transaction processors, and operating systems) and application software in order to achieve Year 2000 readiness. This issue creates risk for the Company from unforeseen problems in its own computer and embedded systems and from third parties with whom the Company deals on financial and other transactions worldwide. Failure of the Company's and/or third parties' computer systems could have a material impact on the Company's ability to conduct its business. The Company established a Year 2000 steering committee to evaluate, plan and implement policies and practices, including contingency planning, and to address the impact of the Year 2000 on the Company and its products. The Company's Year 2000 readiness preparations fell into three categories: (1) product readiness, addressing product functionality; (2) internal readiness, addressing the Year 2000 operability of internal information technology ("IT") systems and mission critical non-IT systems; and (3) third party readiness, addressing the preparedness of relevant third parties and the Year 2000 operability of products furnished for internal use and resale. The expenses incurred to date have not had a material impact on the Company's results of operations or financial condition. At this time, the Company does not believe that it will have additional Year 2000 expenses, but will fund any unanticipated expenses through cash flows from operations.

PART II, ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, CONTINUED

STATUS OF INVESTIGATION - PRODUCT READINESS

     The Company completed testing of its current software products in 1999 and believed the most current versions conform to these standards and are Year 2000 ready. Despite the Company's testing, there can be no assurance that the Company's products do not contain undetected errors or defects related to Year 2000 operability that may result in material costs to the Company or that the Company's products contain all features and functionality considered necessary by customers, end users and distributors to be Year 2000 ready. The Company believes a substantial number of the Company's customers are running product versions which have not been tested and may experience Year 2000 date related operability issues. The Company encouraged these to upgrade to current versions of the products. The Company does not believe that the cost of potential upgrades or modifications will have a material effect on the Company's business, financial condition and operating results.

      While the Company believes that most of its current releases of products are Year 2000 ready, other factors may result in an application created using the Company's products not being Year 2000 ready. Some of these factors include improper programming techniques used by third parties in creating the application, customization, or non-compliance of hardware, software or firmware not provided by the Company with which the products operate. The Company does not believe that it would be liable in such an event. However, due to the unprecedented nature of the potential litigation related to Year 2000 readiness as discussed in the industry and popular press, the most likely worst case scenario is that the Company would be subject to litigation. It is uncertain whether or to what extent the Company may be affected by such litigation. As of the date of this report the Company has not received any Year 2000 related complaints on its products.

STATUS OF INVESTIGATION - INTERNAL READINESS

     The Company engaged in conducting a Year 2000 readiness audit of its internal IT and non-IT systems (including telecommunication, facilities management, safety and security systems). Bitstream completed its evaluation of these systems and it's business application software. As a result of this evaluation, Bitstream implemented the necessary changes and tested its internal systems to achieve Year 2000 compliance in this area. As of the date of this report, Bitstream has experienced no material issues or problems relating to Year 2000 readiness of its internal systems.

STATUS OF INVESTIGATION - THIRD PARTY READINESS

     The Company's assessment of the Year 2000 readiness of material third parties, such as public utilities and key clients or suppliers, who provide external services to the Company was completed during December of 1999. The Company has certain key relationships with suppliers which furnish components and software used by the Company in its products. If these suppliers fail to adequately address the Year 2000 issue for the products they supply to the Company, such failure could have a material adverse effect on the Company's operations, reputation, and financial results. Certain of the Company's products contain third party components and software that are integral to their operation for which the cost and time to integrate alternative components or software into these products would be material. The Company had received assurances from these parties that they are "Y2K Ready." As of the date of this report, Bitstream has experienced no material issues or problems relating to Year 2000 readiness of its external agents.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INTRUMENTS, AND
                        DERIVATIVE COMMODITY INTRUMENTS

      As of December 31, 1999, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

                          PRIMARY MARKET RISK EXPOSURES

      The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

      The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on intercompany transactions was immaterial for the year ended December 31, 1999. Currently the Company does not engage in foreign currency hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The index to Financial Statements appears on page F-1, the Independent Auditors' Report appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-24.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

PART III, ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE COMPANY'S DIRECTORS AND THEIR AGES AS OF MARCH 21, 2000 ARE AS FOLLOWS:


        NAME                          AGE                      POSITION WITH THE COMPANY
        ----                          ---                      -------------------------
Charles Ying(1)                        53      Chairman of the Board, Chief Executive Officer and Director
George B. Beitzel(2)                   71      Director
Amos Kaminski(1)(2)                    70      Director
David G. Lubrano(1)(2)                 69      Director


(1)      Member of Executive Committee.
(2)      Member of the Compensation Committee and Audit Committee.

Charles Ying has been Chief Executive Officer of the Company since May 1997 and Chairman of the Board since April 1997. From January 1992 to January 1996, Mr. Ying served as Chief Executive Officer of Information International Inc., a corporation engaged in the business of designing, manufacturing and marketing computer-based systems that automate document production and publishing. Mr. Ying also serves as a member of the Board of Directors of NodeWarrior Networks Inc., an Internet Service Provider located in Los Angeles, California. Mr. Ying holds a B.S. and M.S. in Electrical Engineering from Massachusetts Institute of Technology.

     George B. Beitzel has been a director of the Company since April 1989. Mr. Beitzel retired in 1987 from International Business Machines Corporation where he had been a Senior Vice President and a director. Mr. Beitzel currently serves on the Board of Directors of: Bankers Trust Company, a subsidiary of Deutsche Bank, Computer Task Group, Inc., Actuate, Inc., and Staff Leasing, Inc.

     Amos Kaminski has been a director of the Company since 1985 and was Chairman of the Board from 1991 through 1996. Mr. Kaminski founded Interfid Ltd. ("Interfid"), a private investment advisory firm, in 1984 and has served as its President and on its Board of Directors since its formation. Mr. Kaminski is also the founder, President and Chairman of the Board of Directors of AFA Asset Services, Inc., a private real estate asset management company.

     David G. Lubrano has been a director of the Company since 1987. Mr. Lubrano retired in 1985 from Apollo Computer Inc., a corporation engaged in manufacturing workstations, which he co-founded and where he had been a Senior Vice President of Finance and Administration, Chief Financial Officer and a director.

   THE COMPANY'S EXECUTIVE OFFICERS AND THEIR AGES AS OF MARCH 21, 2000 ARE AS
                                    FOLLOWS:


-------------------------------------------------------------------------------------------------------------------------
                 NAME                    AGE                       POSITION WITH THE COMPANY
                 ----                    ---                       -------------------------
Charles Ying                             53         Chairman of the Board and Chief Executive Officer
Paul Trevithick                          40         President
Anna M. Chagnon                          33         Executive Vice President,  Chief Financial  Officer,  Chief Operating
                                                    Officer and General Counsel
John S. Collins                          60         Vice President and Chief Technology Officer.
Costas Kitsos                            39         Vice President of Engineering


-------------------------------------------------------------------------------------------------------------------------


PART III, ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT CONTINUED

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

      Paul Trevithick has served as President of the Company since August 1998. From April 1997 to August 1998, he served as the Company's Vice President, Marketing. From 1985 to April 1997, Mr. Trevithick was President, Chief Executive Officer and founder of Archetype, Inc. which merged with Bitstream in 1997. During the 12 years of Archetype's independent operation, the company developed the MediaBank content management system, the NuDoc XML composition engine and the industry's first OPI Server. It also developed commercial page layout applications, including Archetype Designer, under contract to Kodak, Xerox, Unisys and others. Prior to Archetype, he founded Lightspeed Computers, which was acquired by Dupont-Crosfield in 1986. Mr. Trevithick holds a B.S.E.E. from the Massachusetts Institute of Technology.

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

     John S. Collins has been Vice President and Chief Technology Officer since August 1998. From 1988 to August 1998, he served as Vice President of Engineering. Mr. Collins was the inventor or a co-inventor in respect of a number of the patents held by the Company relating to font imaging technology. He is the principal inventor of the Company's TrueDoc technology. Mr. Collins holds a B.Sc. and a PhD in Electrical Engineering from the University of London.

     Costas Kitsos has been Vice President of Engineering since November 1999. Mr. Kitsos serves as principal architect of the Pageflex Mpower and Personal products, and is also the technical lead for the Company end user type application products. From October 1998 to November 1999, he served as Director of Research and Development of the Company. From 1996 to October 1998, he was a Senior Software Engineer at the Company. Mr. Kitsos is a veteran software developer with over ten years in type and publishing application development. Before joining Bitstream in 1996, Mr. Kitsos headed IconWorks which developed award winning type applications and offered consulting services on end user programs and graphical user interfaces. He holds a Masters degree from the University of California, Los Angeles.

OTHER KEY PERSONNEL

     Sang Lee joined Bitstream's wholly-owned subsidiary, Pageflex Inc., as Vice President of Business Development in February 2000. From January 1998 to
January 2000, Mr. Lee was a Director of Strategic Business Development of
Adobe Systems Incorporated where he was responsible for developing strategy to drive new products into

PART III, ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT CONTINUED

expanded business segments. From May 1997 to January 1998, Mr. Lee served as a director of Engineering for Adobe. From Sept. 94 to Oct 96, Mr. Lee was President and Chief Operating Officer of Harlequin, Incorporated, a globally distributed software development company in the areas of development tools, PostScript interpreter applications, data mining, and adaptive systems.

     Sampo Kaasila joined Bitstream as Director of Research and Development, Type Solutions, at the acquisition of Type Solutions, Inc. in November 1998. From August, 1989 to November 1998, he was a founder and President of Type Solutions, Inc., a leading developer of font technologies including T2K(TM), a font renderer which provides an object oriented design, advanced architecture and algorithms, and a clean API resulting in maximum reliability, performance, and easy integration. From August 1987 to August 1989, Mr. Kaasila worked at Apple Computer, Inc. and was the Lead Engineer and inventor of the TrueType technology now part of every MacIntosh and Windows PC. Mr. Kassila holds a Masters Degree in Electrical Engineering from the Royal Institute of Technology in Stockholm, Sweden where he graduated first in his class January 1983.

     Jeffrey Caruso has worked for the Company and its predecessors since August 1998. He serves as the Company's "Rocket Scientist," assigned to the team developing the NuDoc composition engine, and is the Company's representative to the XSL Working Group. From September 1996 to July 1998, he taught courses and performed research in pure and applied mathematics at Cambridge University in England. From July 1991 to January 1996 he was Chief Scientist of Information International, Inc., continuing in that role at Autologic Information International until September 1996. From June 1987 to June 1991, Dr. Caruso was a key member of the development team at Archetype, Inc., during which time it developed the original Document Engine. From June 1985 to June 1987 he was Software Manager of Drane Associates in Nashua, New Hampshire, and from October 1983 to June 1985 he was a Senior Computer Scientist for Carlisle Systems, Inc. Prior to Carlisle Systems, he was a founding employee and principal developer at Atex Media Solutions, Inc., and developed the original editing and operating system software of the Atex publishing system. Dr. Caruso holds a Ph.D. in Mathematics from the University of Chicago, and a B.S. in Mathematics from the Massachusetts Institute of Technology.

     Eric Mohr has served as architect of the NuDoc engine and Director of NuDoc Development of the Company and its predecessors since 1993. He coordinates NuDoc design and development, enabling both the Company and its customers to create state-of-the-art publishing applications. He received his PhD in Computer Science from Yale University in 1991, and has published 5 articles in Computer Science journals and conference proceedings.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth certain summary information concerning compensation by the Company to its Chief Executive Officer (the "CEO") during the fiscal year ended December 31, 1999 and the four most highly compensated executive officers, other than the CEO, who were serving as executive officers on December 31, 1999 (together with the CEO, the "Named Executive Officers") whose aggregate salary and bonus exceeded $100,000 for the fiscal year ended December 31, 1999.


                           SUMMARY COMPENSATION TABLE

                                                                                          LONG TERM
                                                                                         COMPENSATION
                                                    ANNUAL COMPENSATION                     AWARDS
                                                    -------------------                     ------
                                                                    Other Annual                                 All  Other
        Name and                                                       Compen-          Securities Underlying      Compen-
   Principal Position        Year          Salary ($)  Bonus($)      sation ($)         Options/warrants(1)      sation($)(2)
   ------------------        ----          ----------  --------      ----------              --------------    --------------
Charles Ying                 1999             147,692         ---              ---                      ---               ---
Chief Executive Officer      1998              46,154         ---              ---              150,000  (3)              ---
                             1997              86,538         ---              ---              150,000  (4)              ---

Paul Trevithick              1999             148,077      95,000              ---                      ---            3,577
President                    1998             129,896      50,000              ---              150,000  (5)           3,606
                             1997(6)          117,724     300,000              ---              165,000  (7)             ---

Anna M. Chagnon              1999             139,769      65,000              ---               50,000  (8)           3,870
Executive Vice President,    1998             115,754      25,000              ---               85,000  (9)           3,235
Chief Financial Officer      1997              38,500       7,500              ---              15,000  (10)             ---
and Chief Operating Officer

John S. Collins              1999             130,000      10,000              ---                      ---            3,750
Vice President,              1998             135,000         ---              ---                      ---            3,750
and Chief Technology Officer 1997             130,738       1,200              ---               30,000 (11)           3,922

Costas Kitsos                1999             111,346      25,000              ---               30,000 (12)           3,964
Vice President of            1998              88,635         ---              ---                      ---              ---
  Engineering                1997              76,886         ---              ---                      ---              ---


(1) The Company did not make any restricted stock awards, grant any stock appreciation rights or make any long-term incentive plan payouts during the fiscal years ended December 31, 1997, December 31, 1998 and December 31,1999.

(2) Represents matching contributions by the Company for the account of the Named Executive Officer under the Company's 401(k) Plan.

(3) Represents (i) options to purchase 50,000 shares of Class A Common Stock with an exercise price of $1.875 per share, which was the fair market value of the shares on the date of grant (April 22, 1998). These options expire on April 22, 2008 and vest in twelve monthly installments beginning on April 1,1999; and
(ii) options to purchase 100,000 shares of Class A Common Stock with an exercise price of $1.875 per share, which was the fair market value of the shares on the date of grant (April 22, 1998). These options expire on April 22, 2008 and vest in twelve monthly installments beginning on April 1,1999.

(4) Represents options to purchase 150,000 shares of Class A Common Stock with an exercise price of $2.00 per share, which was the fair market value of the shares on the date of grant (August 5, 1997). These options expire on August 5, 2007 and vest in three equal annual installments on the first, second and third anniversaries of the date of grant.

(5) Represents (i) options to purchase 50,000 shares of Class A Common Stock with an exercise price of $1.375 per share, which was the fair market value of the shares on the date of grant (July 8, 1998). These option expire on July 8, 2008 and vest in three equal annual installments on the first, second and third anniversaries of the date of grant; and (ii) options to purchase 100,000 shares of Class A Common Stock with an exercise price of $1.56 per share, which was the fair market value of the shares on the date of grant (November 6, 1998). These options expire on November 6, 2008 and vest in three equal annual installments on the first, second and third anniversaries of the date of grant.

(6) In fiscal 1997, all bonus compensation was paid to Mr. Trevithick in connection with his employment agreement with the Company. This employment agreement expired on April 27, 1999 and Mr. Trevithick had received all of the bonus compensation set forth under that agreement at that time.

(7) Includes options to purchase 100,000 shares of Class A Common Stock with an exercise price of $3.94 per share, which was the fair market value of the shares on the date of grant (April 28, 1997). These options expire on April 28, 2004 and vest in three equal annual installments on the first, second and third anniversaries of the date of grant. Also includes options to purchase 65,000 shares of Class A Common Stock at a price of $0.90 per share which were issued on April 28, 1997 in exchange for an equal number of options originally issued to Mr. Trevithick by Archetype. These options are fully vested.

(8) Includes options to purchase 50,000 shares of Class A Common Stock with an exercise price of $2.031 per share, which was the fair market value of the shares on the date of grant (November 4, 1999). These options expire on November 3, 2009 and vest in three equal annual installments on the first, second and third anniversaries of the date of grant.

(9) Represents (i) options to purchase 10,000 shares of Class A Common Stock with an exercise price of $2.00 per share, which was the fair market value of the shares on the date of grant (January 23, 1998). These options expire on January 23, 2008 and vest in three equal annual installments on the first, second and third anniversaries of the date of grant; (ii) options to purchase 10,000 shares of Class A Common Stock with an exercise price of $1.875 per share, which was the fair market value of the shares on the date of grant (April 22, 1998). These options expire on April 22, 2008 and vest in three equal annual installments on the first, second and third anniversaries of the date of grant; and (iii) options to purchase 65,000 shares of Class A Common Stock with an exercise price of $1.56 per share, which was the fair market value of the shares on the date of grant (November 6, 1998). These options expire on November 6, 2008 and vest in three equal annual installments on the first, second and third anniversaries of the date of grant.

(10) Represents options to purchase 15,000 shares of Class A Common Stock with an exercise price of $1.50 per share, which was the fair market value of the shares on the date of grant (July 15, 1997). These options expire on July 15, 2007 and vest in three equal annual installments on the first, second and third anniversaries of the date of grant.

(11) Represents options to purchase 30,000 shares of Class A Common Stock with an exercise price of $4.94 per share, which was the fair market value of the shares on the date of grant (March 10, 1997). These options expire on March 10, 2007 and vest in two equal annual installments on the first and second anniversaries of the date of grant.

(12) Includes options to purchase 30,000 shares of Class A Common Stock with an exercise price of $2.031 per share, which was the fair market value of the shares on the date of grant (November 4, 1999). These options expire on November 3, 2009 and vest in three equal annual installments on the first, second and third anniversaries of the date of grant.

    All of the Company's Named Executive Officers are employed on an at-will basis and none of the Named Executive Officers is party to any employment agreements with the Company. Each of the executive officers may also receive discretionary bonuses as may be determined by the Compensation Committee.

      OPTION GRANTS DURING THE YEAR ENDED DECEMBER 31, 1999, INDIVIDUAL GRANTS

     The following table shows all options granted to each of the Names Officers of the Company during the year ended December 31, 1999 and the potential value of stock price appreciation rates, 5% and 10%, over the ten year term of the options. The 5% and 10% rates of appreciation are required to be disclosed by the Securities and Exchange Commission ("SEC") and are not intended to forecast possible future actual appreciation, if any, in the Company's stock prices. The Company did not use an alternative present value formula permitted by the SEC because the Company is not aware of any such formula that can determine with reasonable accuracy the present value based on future unknown or volatile factors.


                                                     % OF TOTAL                                        POTENTIAL REALIZABLE
                                                      OPTIONS                                            VALUE AT ASSUMED
                                     NUMBER OF       GRANTED TO                                        ANNUAL RATES OF STOCK
                                    SECURITIES       EMPLOYEES                                         PRICE APPRECIATION FOR
                                    UNDERLYING       IN FISCAL        EXERCISE      EXPIRATION               OPTION TERM
              NAME                   OPTIONS           YEAR           PRICE ($)        DATE            5% ($) (2)     10% ($) (2)
              ----                   -------           ----           ---------        ----            ----------     -----------
Anna M. Chagnon                       50,000 (1)        6.74%          $ 2.031      11/03/2009        $    63,900     $   161,850

Costas Kitsos                         30,000 (1)        4.05%          $ 2.031      11/03/2009        $    38,300     $    97,100


(1) These are options to purchase shares of Class A Common Stock with an exercise price of $2.031 per share, which was the fair market value of the shares on the date of grant (November 4, 1999). These options expire on November 3, 2009 and vest in three equal annual installments on the first, second and third anniversaries of the date of grant.

(2) Amounts represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based upon assumed rates of share price appreciation set by the Securities and Exchange Commission of five percent and ten percent compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, are dependent on the performance of the Class A Common Stock and the date on which the option is exercised. There can be no assurance that the amounts reflected will be achieved.

OPTION EXERCISES DURING THE YEAR ENDED DECEMBER 31, 1999, INDIVIDUAL GRANTS

The following table sets forth information with respect to the exercise of options by the Named Executive Officers during the year ended December 31, 1999 and unexercised options held as of the end of that year.


                         SHARES                               NUMBER OF SECURITIES
                        ACQUIRED                             UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED IN-
                           ON               VALUE                  OPTIONS AT                    THE-MONEY OPTIONS AT
                        EXERCISE           REALIZED            DECEMBER 31, 1999                DECEMBER 31, 1999 (2)
                                                               -----------------                ---------------------
             NAME          (#)              ($)(1)       EXERCISABLE      UNEXERCISABLE     EXERCISABLE      UNEXERCISABLE
             ----          ---              ------       -----------      -------------     -----------      -------------
Charles Ying                --                --              249,998           200,002         $818,744          $662,507

Paul Trevithick             --                --              181,665           133,335          557,662           418,838

Anna M. Chagnon             --                --               38,331           111,669          139,525           383,775

John S. Collins             --                --              179,941                --          661,061                --

Costas Kitsos               --                --                9,997            50,003           35,002           166,605


(1) Value realized equals fair market value on the date of exercise, less the exercise price, times the number of shares acquired, without deducting taxes or commissions paid by employee.

(2) Value of unexercised options equals fair market value of the shares underlying in-the-money options at December 31, 1999 ($5.250 per share), which was the last trading day of the Company's fiscal year, less the exercise price, times the number of options outstanding.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information as of March 21, 2000, with respect to the Class A Common Stock of the Company owned or deemed beneficially owned as determined under the rules of the Securities and Exchange Commission, directly or indirectly, by each stockholder known to the Company to own beneficially more than 5% of the Company's Class A Common Stock, by each director, by the executive officers named in the Summary Compensation Table included elsewhere herein, and by all directors and executive officers of the Company and its subsidiaries as a group. In accordance with Rule 13d-3 under the Exchange Act, a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Class A Common Stock of the Company if he or she has or shares voting power or investment power with respect to such security or has the right to acquire beneficial ownership at any time within 60 days of March 21, 2000. As used herein "voting power" is the power to vote or direct the voting of shares, and "investment power" is the power to dispose of or direct the disposition of shares.

PART III, ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, CONTINUED

Except as indicated in the notes following the table below, each person named has sole voting and investment power with respect to the shares listed as being beneficially owned by such person.


                                                                                      PERCENT OF
                                                                                        COMMON
                     NAME AND ADDRESS(2)                          NUMBER (1)          STOCK (1)
                     -------------------                          ---------           ---------
PRINCIPAL STOCKHOLDERS

Intrinsic Value Asset Management                                         671,000               8.74%
   24955 Pacific Coast Highway, Suite C-204
   Malibu, CA 90265

Bell Lane, LLC                                                           437,000               5.69%
    2070 Naamans Road, Suite 317
    Wilmington, DE 19810

DIRECTORS AND EXECUTIVE OFFICERS

Paul Trevithick(3)                                                       367,607               4.79%

Charles Ying (4)                                                         335,290               4.37%

David G. Lubrano(5)                                                      256,707               3.34%
   94 Otis Street
   Hingham, Massachusetts 02043

Amos Kaminski(6)                                                         255,615               3.33%
   c/o Interfid Ltd.
   150 E. 58th Street, 27th Floor
   New York, New York 10155-2798

George B. Beitzel(7)                                                     221,603               2.89%
  29 King Street
  Chappaqua, New York  10514

John S. Collins(8)                                                       190,829               2.49%

Anna M. Chagnon (9)                                                       44,997                   *

Costas Kitsos (10)                                                        14,997                   *

All directors and executive officers as a group (8 persons)            1,687,547              21.97%
(3)(4)(5)(6)(7)(8)(9)(10)


*        Less than one percent

(1) Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Class A Common Stock shown as beneficially owned by them, subject to community property laws where applicable. The information presented with respect to the Principal Stockholders is based on reports of beneficial ownership on Schedules 13D and 13G delivered to the Company pursuant to the Exchange Act and such other information as may have been provided to the Company by any such Principal Stockholder.

PART III, ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT, CONTINUED

     In accordance with the rules of the Securities and Exchange Commission, Class A Common Stock, subject to stock options or warrants which are currently exercisable or which become exercisable within 60 days after March 31, 2000, are deemed outstanding for computing the share ownership and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. The inclusion herein of shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2) Unless otherwise indicated, the address of the officer listed is: c/o Bitstream Inc., 215 First Street, Cambridge, MA 02142.

(3) Includes 214,999 shares issuable to Mr. Trevithick upon the exercise of options.

(4)  Includes 299,998 shares issuable to Mr. Ying upon the exercise of options.

(5) Includes 60,687 shares and 92,665 shares issuable to Mr. Lubrano upon the exercise of warrants and options, respectively.

(6) Includes 61,154 shares issuable to Mr. Kaminski upon the exercise of warrants and 92,665 shares issuable to Mr. Kaminski upon the exercise of options. Also includes 1,110 shares issuable upon the exercise of warrants held of record by Interfid of which Mr. Kaminski is President and a director and, therefore, Mr. Kaminski may be deemed to a beneficial owner of such shares.

(7) Includes 60,776 shares and 92,665 shares issuable to Mr. Beitzel upon the exercise of warrants and options, respectively. Also includes 524 shares issuable upon the exercise of warrants, all held of record by the Beitzel Family Trust. Since Mr. Beitzel and his family are the beneficiaries of the Beitzel Family Trust and Mr. Beitzel's wife and children share voting power therein, Mr. Beitzel may be deemed beneficial owner of such shares.

(8) Includes 39,941 shares and 140,000 shares issuable to Mr. Collins upon the exercise of warrants and options, respectively, and 10,888 shares held by Mr. and Mrs. Collins as joint tenants.

(9) Includes 44,997 shares issuable to Ms. Chagnon upon the exercise of options.

    The Company is not aware of any arrangements including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                                    INTERFID

         Amos Kaminski, a member of the Board, is a director and the controlling stockholder of Interfid. Interfid rendered investment advisory services to Premier Resources, Ltd., ("Premier"), a Bahamanian corporation until its dissolution on November 5, 1999. Premier served as an investment advisor to each of Privest I N.V. and Privest II N.V. funds and may be deemed to have been the beneficial owner of the Company's stock owned of record by such entities. Interfid has rendered investment advice to Premier in connection with the investments by Privest I N.V. and Privest II N.V. in the Company. Upon the dissolution of Premier and the liquidation of the Privest I N.V. and Privest II N.V. funds, all stock or rights thereto were transferred to Gesfid, S.A. a fiduciary corporation established under the laws of Switzerland. Gesfid, S.A. is indirectly controlled by Mr. Antonio Saladino, a citizen of Switzerland, who has a principal place of business at Via Adamini, 10a, Lugano, Switzerland. Mr. Saladino may be deemed to be the beneficial owner of the shares of the Company held by Gesfid, S.A. to the extent that Gesfid, S.A. is delegated the authority to vote or direct the vote or to dispose of such shares. As of March 21, 2000, Gesfid, S.A. owned 125,701 shares of the Company's stock, including 28,886 shares issuable to Gesfid, S.A. upon the exercise of warrants.

                                 HART AGREEMENT

    Effective May 1, 1996, James D. Hart, former Vice President, Finance and Administration, and Chief Financial Officer of the Company, entered into an agreement with the Company pursuant to which he became a full-time employee of the Company, on an at will basis, and Vice President, Finance and Administration, Treasurer and Chief Financial Officer. Pursuant to such agreement, Mr. Hart, among other things, received a $65,000 loan from the Company. Such loan bears interest at the rate of 6.66% per annum, is payable quarterly, and provides for payment of interest only until June 30, 1999. The principal balance of such loan is payable in equal quarterly installments from July 1, 1999 until June 30, 2006, at which time, such loan is due and payable in full. In August 1997, Mr. Hart resigned as an officer of the Company. Pursuant to a letter agreement dated August 26, 1997, Bitstream agreed to extend the repayment terms for the principal balance of the loan such that the principal balance of the Loan is payable in the following three installments: (a) $21,667.00 on the date of execution of the letter agreement, (b) $21,667.00 on or before August 31, 1998, and (c) $21,666.00 on or before August 31, 1999. Interest on the outstanding principal balance of the Note continues to accrue at the rate of 6.66% per annum and is payable in arrears on the last day of each and every March, June, September and December until Mr. Hart's obligations are paid in full. In January 2000, Mr. Hart paid the last installment and has fulfilled all his obligations as of that time.

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


                (2)  Financial Statement Schedules


         Report of Independent Public Accounts on Financial Statements

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

         3.2.2 By law Amendments adopted by the Board of Directors of the Company on November 6, 1998 (incorporated by reference to Exhibit 2 to the Company's current report on Form 8-K filed on November 16, 1998).

         4              INSTRUMENTS DEFINING THE RIGHTS OF SECURITY HOLDERS

         4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

         4.2 Rights Agreement dated as of November 12, 1998 between the Company and BankBoston N.A., as Rights Agent, which includes: as Exhibit A thereto, the form of Certificate of Designation of Series A Junior Participating, Preferred Stock of the Company; as Exhibit B thereto, the Form of Right Certificate; and as Exhibit C thereto, the summary of Rights to Purchase Preferred Shares.

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

         10.4.5 Fifth Amendment to Lease between Athenaeum Property LLC and the Company dated April 15, 1997 (incorporated by reference to Exhibit 10.4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                        1997).

         10.4.6 Sixth Amendment to Lease between Athenaeum Property LLC and the Company dated June 6, 1997 (incorporated by reference to Exhibit 10.4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                        1997).

         10.4.7 Seventh Amendment to Lease between Athenaeum Property LLC and the Company dated October 1, 1998.

         10.5 First Amendment to Credit Agreement dated August 29, 1997 between BankBoston, N.A. and Company (incorporated by reference to Exhibit 10.4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).

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

         10.5.3 Commercial Demand Note dated August 10, 1998 between BankBoston, N.A. and the Company (incorporated by reference to Exhibit 10.4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                        1998).

         10.5.4 Pledge Agreement dated August 10, 1998 between BancBoston N.A and the Company (incorporated by reference to Exhibit 10.4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
                        1998).

         10.6 Bridge Loan Agreement, dated February 22, 1996 among the Company and certain bridge lenders named therein (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

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

         10.7 Software License Agreement between Novell, Inc. and the Company, dated as of September 6, 1996 (incorporated by reference to Exhibit 10.6 Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on October 15, 1996).

         10.8 Agreement between Tumbleweed Software Corporation and the Company dated as of June 10, 1996 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on October 15, 1996).

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

         10.13 Asset Purchase Agreement among the Company, Archetype, Inc., Inso Corporation and Inso Providence Corporation dated August 28, 1998 (incorporated by reference to Exhibit 99(a) to the Company's Form 8-K filed on September 14, 1998).


         21             SUBSIDIARIES OF REGISTRANT

         *21.1          Subsidiaries of the Company

         23             CONSENTS

         *23.1          Consent of Independent Public Accounts

         27             FINANCIAL DATA SCHEDULE

         *27.1          Financial Data Schedule


# Pursuant to Rule 406 under the Securities Act, confidential treatment requested as to certain provisions.
* Filed herewith.

(b) REPORTS ON FORM 8-K

                  NONE

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on this 28 day of March, 2000.

                                       BITSTREAM INC.

                                       By: /s/ CHARLES YING
                                           --------------------------
                                              Charles Ying
                                              Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


             SIGNATURE                                 TITLE                               DATE
             ---------                                 -----                               ----

/s/ CHARLES YING                      Chairman of the Board, Director and             March 28, 2000
-------------------------------
Charles Ying                          Chief Executive Officer (Principal
                                      Executive Officer)


/s/ ANNA M. CHAGNON                   Executive Vice President, Chief                 March 28, 2000
-------------------------------
Anna M. Chagnon                       Financial Officer, Chief Operating
                                      Officer, Treasurer and  Secretary
                                      (Principal Financial Officer)


/s/ JAMES P. DORE                     Controller, Principal Accounting Officer        March 28, 2000
-------------------------------
James. P. Dore


/s/ AMOS KAMINSKI                     Director                                        March 28, 2000
-------------------------------
Amos Kaminski


/s/ DAVID G. LUBRANO                  Director
-------------------------------
David G. Lubrano                                                                      March 28, 2000


/s/ GEORGE B. BEITZEL                 Director                                        March 28, 2000
-------------------------------
George B. Beitzel


                          INDEX TO FINANCIAL STATEMENTS


                                                                                                              PAGE
                                                                                                              ----
      CONSOLIDATED FINANCIAL STATEMENTS OF BITSTREAM INC. AND SUBSIDIARIES

      Report of Independent Public Accountants........................................................       F-2

      Consolidated Balance Sheets as of December 31,1999 and 1998.....................................       F-3

      Consolidated Statements of Operations for the Years Ended December 31, 1999,
           1998 and 1997 .............................................................................       F-4

      Consolidated Statement of Stockholders' Equity for the Years Ended December
           31, 1999, 1998 and 1997....................................................................       F-5

      Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
           1998 and 1997..............................................................................       F-6

      Notes to Consolidated Financial Statements......................................................       F-7


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Bitstream Inc.:

    We have audited the accompanying consolidated balance sheets of Bitstream Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bitstream Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.


                                              /s/ Arthur Andersen LLP


Boston, Massachusetts
February 9, 2000

                         BITSTREAM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                                         DECEMBER 31,
                                                                                                         ------------
                                     ASSETS                                                         1999               1998
                                                                                                    ----               ----
Current assets:
  Cash and cash equivalents....................................................                   $ 9,037            $14,252
  Accounts receivable, net of allowance for doubtful  accounts of
     $980 and $1,025  in 1999 and 1998,  respectively..........................                     2,184              1,206
  Current portion of long-term accounts receivable and extended plan accounts receivable, net of allowance for doubtful
     accounts of $50  and $135 in  1999 and 1998, respectively                                          4                304
  Deferred tax assets..........................................................                        --                868
  Prepaid expenses and other current assets....................................                       297                390
                                                                                                  -------            -------
       Total current assets....................................................                    11,522             17,020
                                                                                                  -------            -------

Property and equipment, net....................................................                       763                853
                                                                                                  -------            -------

Other assets:
  Long-term accounts receivable, net of current portion
    and allowance for doubtful accounts of $12  and $73 in 1999
    and 1998, respectively.....................................................                         4                 93
  Goodwill, net of amortization of $680 and $212 in
     1999 and 1998, respectively...............................................                     1,665              2,133
  Investment in DiamondSoft, Inc. .............................................                       462                444
  Other........................................................................                       187                168
                                                                                                  -------            -------
Total other assets.............................................................                     2,318              2,838
                                                                                                  -------            -------

          Total assets.........................................................                   $14,603            $20,711
                                                                                                  =======            =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of capital lease obligations.............................                         27                 27
  Accounts payable............................................................                        351                171
  Accrued income taxes........................................................                         --                692
  Accrued expenses............................................................                      1,126              2,344
  Deferred revenue............................................................                        350              1,148
                                                                                                  -------            -------

       Total current liabilities..............................................                      1,854              4,382
                                                                                                  -------            -------

Capital lease obligations, net of current portion.............................                         --                 27
Other long-term liabilities...................................................                          7                 27
                                                                                                  -------            -------

       Total long-term liabilities............................................                          7                 54
                                                                                                  -------            -------

Commitments and Contingencies (Notes 9 and 10): Stockholders' equity :
  Common stock, $.01 par value.
     Authorized - 30,500 shares.
     Issued and outstanding - 7,550 and 7,055 as of
     December 31, 1999 and 1998, respectively.................................                         75                 70
  Additional paid-in capital..................................................                     31,218             30,714
  Accumulated deficit.........................................................                    (18,491)           (14,449)
  Treasury stock, at cost; 39 shares as of  December 31,
     1999 and 1998............................................................                        (60)               (60)
                                                                                                  -------            -------
     Total stockholders' equity...............................................                     12,742             16,275
                                                                                                  -------            -------

       Total liabilities and stockholders' equity.............................                    $14,603            $20,711
                                                                                                  =======            =======


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                         FOR THE YEARS ENDED DECEMBER 31,
                                                                                         --------------------------------
                                                                                    1999              1998                 1997
                                                                                    ----              ----                 ----
    Revenues
       Software licenses.........................................                $   7,299          $   7,760            $  11,971
       Services .................................................                    1,622              1,110                1,131
                                                                                 ---------          ---------            ---------
    Total revenues...............................................                    8,921              8,870               13,102

    Cost of revenues.............................................                    1,461              1,522                1,518
                                                                                 ---------          ---------            ---------

       Gross profit..............................................                    7,460              7,348               11,584
    Operating expenses:
       Marketing and selling.....................................                    4,197              5,696                6,621
       Research and development..................................                    5,037              4,404                2,826
       General and administrative................................                    1,829              1,742                2,104
       Severance and other non-recurring compensation                                   --              2,647                1,371
       Acquired in-process research and development...                                  --                 --                4,930
                                                                                 ---------          ---------            ---------
           Total operating expenses..............................                   11,063             14,489               17,852

       Gain on sale of assets....................................                       --             10,317                   --
                                                                                 ---------          ---------            ---------

    Operating (loss) income......................................                   (3,603)             3,176               (6,268)

       Gain (loss) on investment in DiamondSoft, Inc.............                       18                (56)                  --
       Interest income, net......................................                      533                489                  510
                                                                                 ---------          ---------            ---------

    (Loss) income before provision for income taxes                                 (3,052)             3,609               (5,758)

       Provision for income taxes................................                      990                775                  232
                                                                                 ---------          ---------            ---------

           Net (loss) income.....................................                $  (4,042)         $   2,834            $  (5,990)
                                                                                 =========          =========            =========

    Net (loss)earnings per share:
       Basic.....................................................                $   (0.56)         $    0.42            $   (0.95)
                                                                                 =========          =========            =========
       Diluted...................................................                $   (0.56)         $    0.38            $   (0.95)
                                                                                 =========          =========            =========

    Weighted average shares outstanding:
       Basic.....................................................                    7,261              6,751                6,303
                                                                                 =========          =========            =========
       Diluted...................................................                    7,261              7,443                6,303
                                                                                 =========          =========            =========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BITSTREAM INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)


                                                                              CUMUL-
                                                                              ATIVE
                                   COMMON STOCK        ADD-                   TRANS-        TREASURY STOCK      TOTAL      COMPRE-
                                -------------------                                       ------------------
                                 NUMBER      $.01     ITIONAL      ACCUMU-    LATION      NUMBER                STOCK-     HENSIVE
                                  OF          PAR     PAID-IN       LATED     ADJUST-        OF                HOLDERS'   NET (LOSS)
                                 SHARES      VALUE    CAPITAL      DEFICIT     MENT        SHARES     COST      EQUITY     INCOME
                                 ------      -----    -------      -------     ----        ------     ----      ------     ------
BALANCE,
 DECEMBER 31, 1996 ..........      5,908   $     59   $ 26,637    $(11,293)   $    (44)       --   $     --    $ 15,359    $     --
                                --------   --------   --------    --------    --------   -------   --------    --------    --------
Exercise of stock
 Options and warrants .......        138          1        124          --          --        --         --          125         --

Issuance of Class A
  Common stock upon .........        510          5      1,602          --          --        --         --       1,607          --
  merger
IPO related expenses ........         --         --        (68)         --          --        --         --         (68)         --
Issuance of options
  Upon merger ...............         --         --      1,400          --          --        --         --       1,400          --

Options issued for
  Severance .................         --         --        245          --          --        --         --         245          --

Cumulative translation
adjustment ..................         --         --         --          --           5        --         --           5           5

 Net loss ...................         --         --         --      (5,990)         --        --         --      (5,990)     (5,990)
                                --------   --------   --------    --------    --------   -------   --------    --------    --------
Comprehensive net  loss
  for the year ended
  December 31, 1997 .........         --         --         --          --          --        --         --          --      (5,985)
                                                                                                                           ========
BALANCE,
 DECEMBER 31, 1997 ..........      6,556   $     65   $ 29,940    $(17,283)   $    (39)       --    $    --    $ 12,683          --
                                ========   ========   ========    ========    ========   =======   ========    ========
Exercise of stock
 Options and warrants .......        499          5        444          --          --        --         --         449          --
Deferred compensation
 expense related to options .         --         --        330          --          --        --         --         330          --
Treasury stock received from
  acquisition escrow (see ...         --
  Note 3) ...................         --         --         --          --          --        39   ($    60)   ($    60)         --

Cumulative translation
adjustment ..................         --         --         --          --          39        --         --          39          39

 Net income .................         --         --         --       2,834          --        --         --       2,834       2,834
                                --------   --------   --------    --------    --------   -------   --------    --------    --------
Comprehensive net income
  for the year ended
  December 31, 1998 .........         --         --         --          --          --        --         --          --    $  2,873
                                                                                                                           ========
BALANCE,
  DECEMBER 31, 1998 .........      7,055   $     70   $ 30,714    $(14,449)   $     --        39    $ ( 60)    $ 16,275          --
                                ========   ========   ========    ========    ========   =======   ========    ========
Exercise of stock options and
warrants ....................        495          5        478          --          --        --         --         483          --
Deferred compensation
 expense related to options .        --         --         26          --          --        --         --          26          --

 Net loss ...................         --         --         --      (4,042)         --        --         --      (4,042)     (4,042)
                                --------   --------   --------    --------    --------   -------   --------    --------    --------
Comprehensive net loss for
  the year ended
   December 31, 1999 ........         --         --         --          --          --        --         --          --    $ (4,042)
                                                                                                                           ========
BALANCE,
 DECEMBER 31, 1999 ..........      7,550   $     75   $ 31,218    $(18,491)   $     --        39   $    (60)   $ 12,742          --
                                ========   ========   ========    ========    ========   =======   ========    ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                 YEARS ENDED DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                                                       1999            1998           1997
                                                                                          ---------      ---------       --------
  Net (loss) income ..........................................................            $  (4,042)     $   2,834       $ (5,990)
  Adjustments to reconcile net (loss) income to net cash
      used in operating activities:
      Gain on sale of certain assets sold to Inso Providence Corporation                         --        (10,317)            --
      Acquired in-process research and development............................                   --             --          4,930
      Change in cumulative translation adjustment.............................                   --             39             --
      Release of treasury stock from escrow...................................                   --            (60)            --
      Depreciation ...........................................................                  481            709            492
      Amortization............................................................                  521            384            339
      Compensation on grant of stock options..................................                   26            330             --
      (Gain) Loss on investment in DiamondSoft, Inc. .........................                  (18)            56             --
      Net loss on disposal of property and equipment..........................                   --             19              1
      Options issued for severance............................................                   --             --            245
      Deferred tax assets.....................................................                  868             --             --
      Changes in operating assets and liabilities, net of acquisitions
      Accounts receivable.....................................................                 (695)         4,039         (1,676)
      Long-term and extended plan accounts receivable.........................                    6            (54)          (253)
      Prepaid expenses and other current assets...............................                   92            294            (37)
      Accounts payable........................................................                  182           (582)            --
      Accrued income taxes....................................................                 (692)           692             --
      Accrued expenses........................................................               (1,095)          (758)           230
      Deferred revenue........................................................                 (798)         1,148          1,242
                                                                                          ---------      ---------       --------
              Net cash used in operating activities                                          (5,164)        (1,227)          (477)
                                                                                          ---------      ---------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of businesses, net of cash acquired............................                   --         (1,900)        (4,141)
  Purchases of property and equipment.........................................                 (513)          (335)          (747)
  Proceeds from the sale of property and equipment............................                    8             --             --
  Cash proceeds from sale of certain assets to INSO...........................                   --         11,430             --
   Investment in DiamondSoft, Inc. ...........................................                   --           (500)            --
  Decrease (increase) in other assets.........................................                   17            (10)            (5)
                                                                                          ---------      ---------       --------
              Net cash (used in) provided by investing activities.............                 (488)         8,685         (4,893)
                                                                                          ---------      ---------       --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term capital lease obligations.............................                  (27)           (27)           (39)
  Change in other long-term liabilities.......................................                  (19)             8             (1)
   Payments on IPO offering expenses..........................................                   --             --            (68)
  Proceeds from the exercise of stock options/warrants........................                  483            449            124
                                                                                          ---------      ---------       --------
              Net cash provided by  financing activities......................                  437            430             16
                                                                                          ---------      ---------       --------

Net (Decrease) Increase in Cash and Cash Equivalents..........................               (5,215)         7,888         (5,354)
Cash and Cash Equivalents, beginning of year..................................               14,252          6,364         11,718
                                                                                          ---------      ---------       --------

Cash and Cash Equivalents, end of year........................................            $   9,037       $ 14,252       $  6,364
                                                                                          =========       ========       ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest......................................................            $       5       $      6       $      8
  Cash paid for income taxes..................................................            $     712       $    125       $    190

SUPPLEMENTAL DISCLOSURE OF CASH FLOW RELATED TO ACQUISITIONS (NOTE 3):
  Fair value of assets acquired excluding cash................................            $      --       $  1,900       $  7,454
  Payments in connection with acquisitions, net of cash.......................            $      --       $ (1,900)      $ (1,094)
  Issuance of common stock....................................................            $      --       $     --       $  6,360


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

      The Company is comprised of three different businesses. First, its traditional type and technology business which primarily licenses its products and technologies to original equipment manufacturers ("OEMs") and independent software vendors ("ISVs"), for inclusion in their output devices, embedded systems, applications, Internet authoring tools, World Wide Web browsers and other products, and to end users. The Company generally enters into a license with such customers and charges a combination of licensing fees and royalty payments. In addition, Bitstream sells custom and other type products and application products directly and indirectly to end users such as graphic artists, publishers, advertising agencies and corporations. Second, an e-commerce business ("myfonts.com"), formed in late 1999 as Myfonts.com, Inc., a wholly owned subsidiary, which is charged with establishing the first e-commerce site to aggregate fonts from multiple vendors on one easy-to-use Web site. The third business is on-demand marketing, which was formed in early 1999 and is housed under another wholly owned subsidiary (Pageflex, Inc,). Pageflex Mpower-TM- allows companies to create personalized and customized marketing documents based on the preferences and interests of individual customers. Mpower also has the ability to create output for traditional run-of-many offset printing.

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

(a) PRINCIPLES OF CONSOLIDATION
    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Bitstream World Trade, Inc. (a Delaware corporation), a holding company for Bitstream, B.V. (a Dutch corporation); Bitstream S.A.R.L. (a French corporation); Bitstream B.V. France (a French corporation), which was closed in 1998; Mainstream Software Solutions Ltd. (an English corporation); Type Solutions, Inc. (a New Hampshire Corporation); Archetype, Inc. (a Delaware corporation); Pageflex, Inc. ( a Delaware corporation) and Myfonts.com, Inc. (a Delaware corporation). All material inter-company transactions and balances have been eliminated in consolidation.

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

    Cost of revenues consists primarily of costs associated with consulting and custom product development services. Costs also include costs to distribute the product, including the cost of the media on which it is delivered. Additional costs include fees paid to third parties for the development of unique typeface designs and costs associated with fulfilling such orders.

    The Company generally warrants that its products will function substantially in accordance with documentation provided to customers for approximately 90 days following initial delivery. As of December 31, 1999, the Company had not incurred any significant expenses related to warranty claims.

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

(d) STOCK-BASED COMPENSATION

    SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, permits a company to choose either a new fair value based method or the Accounting Principles Board (APB) No. 25 intrinsic value based method of accounting for its stock based compensation arrangements. The Company elected to continue to account for its stock-based compensation plans utilizing the provisions of APB No.
    25. SFAS No. 123 requires disclosure of pro forma information regarding net
    (loss) income and net (loss) income per share based on fair value accounting for stock based compensation plans. This disclosure is presented in Note 14.

(e) CASH AND CASH EQUIVALENTS

    As of December 31, 1999, cash and cash equivalents included bank deposits and approximately $7,925,000 of money market instruments. The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and records such investments at cost, which approximates market value.

(f) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following (in thousands):

                                                        DECEMBER 31,
                                                     -----------------
                                                      1999      1998
                                                     ------     ------
Equipment and computer software ................     $1,814     $2,629
Purchased  software ............................        318         48
Equipment  under capital lease .................        159        426
Furniture and fixtures .........................        366        334
Leasehold improvements .........................        637        787
                                                     ------     ------
                                                      3,294      4,224

Less-- Accumulated depreciation and amortization      2,531      3,371
                                                     ------     ------
Property and equipment, net ....................     $  763     $  853
                                                     ======     ======


    Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:


                            ASSET CLASSIFICATION                        ESTIMATED USEFUL
           -------------------------------------------------------      -----------------
                                                                        LIFE
                                                                        ----
           Equipment and computer software...........................         3 Years
           Purchased  software.......................................         3 Years
           Equipment  under capital lease............................         Life of lease
           Furniture and fixtures....................................         5 Years
           Leasehold improvements....................................         Life of lease



(g) DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS

    The Company does not have any derivatives or other financial instruments as defined by SFAS No. 119, DISCLOSURES ABOUT DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE OF FINANCIAL INSTRUMENTS.

    SFAS No. 107, DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable, accounts payable and capital leases. The estimated fair value of these financial instruments approximates their carrying value at December 31, 1999 and 1998 due to the short-term nature of these instruments.

     In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that the adoption of the recently issued accounting standards will not have a material impact on its financial results or financial position.

(h) FOREIGN CURRENCY TRANSLATION

    The Company considers the functional currency of its foreign subsidiaries to be the local currency, and accordingly, their financial information is translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are included in stockholders' equity.

(i) POSTRETIREMENT BENEFITS

    The Company had no obligations under SFAS No. 106, EMPLOYERS' ACCOUNTING FOR POSTRETIREMENT BENEFITS OTHER THAN PENSIONS, as it does not currently offer such benefits.

(j) CONCENTRATION OF CREDIT RISK

    SFAS No. 105. DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its temporary cash investments in several financial institutions. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable. At December 31, 1999 two customers accounted for 14% and 11% of the Company's accounts receivable. At December 31, 1998 and 1997, no single customer accounted for more than 10% of the Company's accounts receivable. For the year ended December 31, 1999, one customer accounted for 12% of the Company's revenue. For the year ended December 31, 1998 and 1997, no single customer accounted for 10% or greater of the Company's revenues.

(k) GOODWILL

    Goodwill is stated at cost, less accumulated amortization, and consists of the following (in thousands):


                                                        DECEMBER 31,
                                                     ------------------
                                                       1999        1998
                                                      ------     ------
Acquisition of Mainstream Software Solutions Ltd.     $  450     $  450
Acquisition of Type Solutions, Inc. .............        595        595
Acquisition of Alaras Corporation ...............      1,300      1,300
                                                      ------     ------
                                                       2,345      2,345
Less-- Accumulated amortization .................        680        212
                                                      ------     ------
                                                      $1,665     $2,133
                                                      ======     ======


    Goodwill is amortized on a straight-line basis over the estimated useful life of 5 years.

(l) IMPAIRMENT OF LONG-LIVED ASSETS

    In accordance with SFAS No. 121, ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, the Company reviews its long-lived assets (which include intangible assets, deferred costs and property and equipment) for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset or subsidiary. Management believes that, as of each of the balance sheet dates presented, none of the Company's long-lived assets was impaired.

(m) COMPREHENSIVE (LOSS) INCOME

    The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive (loss) income and its components in a full set of general purpose financial statements. The components of the Company's comprehensive (loss) income are as follows (in thousands):


                                                                 YEAR ENDED DECEMBER 31,
                                                          1999             1998              1997
                                                         -----             ----              ----
Net (loss) income                                     $   (4,042)       $  2,834         $  (5,990)

Foreign translation adjustment                                --              39                 5
                                                      ----------        --------         ---------
Comprehensive (loss) income                           $   (4,042)       $  2,873         $  (5,985)
                                                      ==========        ========         =========



(n) RECENTLY ISSUED ACCOUNTING STANDARD

    The Securities and Exchange Commission issued Staff Accounting Bulletin
(SAB) No. 101, REVENUE RECOGNITION, in December 1999. The Company is required to adopt this new accounting guidance through a cumulative charge to operations in accordance with APB No. 20, ACCOUNTING CHANGES, no later than the second quarter of fiscal year 2000. The Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on future operations results.

(2)      (LOSS) EARNINGS PER SHARE ( IN THOUSANDS)

       In accordance with SFAS No. 128, EARNINGS PER SHARE, basic earnings per share was determined by dividing net (loss) income by the weighted average shares of common stock outstanding during the year. Diluted earnings per share reflects dilution from potentially dilutive securities, primarily stock options based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported as the inclusion of the potential common stock equivalents would be antidilutive. Diluted net loss per share for the years ended December 31, 1999 and 1997 are the same as basic net loss per share as the inclusion of the potential common stock equivalents would be antidilutive. A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted earnings per share is as follows:


                                                                                            YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------------------------
                                                                                    1999              1998               1997
                                                                               --------------    --------------    ---------------
  Shares outstanding for basic (loss) earnings per share:
      Weighted average shares outstanding...................                            7,261             6,751              6,303
                                                                               ==============    ==============    ===============
  Shares outstanding for diluted (loss) earnings per share:
      Weighted average shares outstanding...................                            7,261             6,751              6,303
      Dilutive effect of options  (*).......................                               --               473                 --
      Dilutive effect of warrants (*).......................                               --               220                 --
                                                                               --------------    --------------    ---------------

  Shares outstanding for diluted (loss) income per share:                               7,261             7,443              6,303
                                                                               ==============    ==============    ===============


* Options and warrants, which are not included because they would be anitdilutive are detailed in the following paragraph.

     Potential common shares are not included for the years ended December 31, 1999 or 1997 because they would be antidilutive. had the numerator been a profit, the potential common shares would have increased the weighted average shares outstanding by 855 and 1,461 shares for the years ended December 31, 1999 and 1997, respectively. In addition, there were warrants and options to purchase 339, 1,279 and 524 shares for the years ended December 31, 1999, 1998 and 1997, respectively that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company's common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(3) ACQUISITIONS

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


DESCRIPTION                                                                                      AMOUNT
-----------                                                                                      ------
Common stock and stock options........................................................           $ 2,904
Cash paid to shareholders and for the retirement of certain obligations                            3,056
Assumed liabilities...................................................................             1,094
Acquisition costs.....................................................................               400
                                                                                                 -------
Total purchase price..................................................................           $ 7,454
                                                                                                 =======

      The purchase price allocations represent the fair values of assets acquired determined by an independent appraisal. The appraisal incorporated established valuation procedures and techniques in determining the fair value of each asset. The purchase price has been allocated as follows (in thousands):


DESCRIPTION                                                                                     AMOUNT
------------                                                                                    ------
Current assets........................................................................          $   431
Property, plant and equipment.........................................................              207
Other assets..........................................................................               54
In-process research and development...................................................            4,930
Other acquired intangible assets......................................................            1,832
                                                                                                -------
Total assets acquired.................................................................          $ 7,454
                                                                                                =======


     The amount allocated to in-process research and development related to projects that had not yet reached technological feasibility and that, until completion of the development, had no alternative future use. These projects will require substantial high-risk development and testing by the Company prior to reaching technological feasibility. Accordingly, the Company charged the purchase price to operations in the year ended December 31, 1997.

     Based on the unaudited data, the following table presents selected financial information for Bitstream and Archetype on a pro forma basis for the year ended December 31, 1997, assuming the companies had been combined since the beginning of 1997 (in thousands):


                                                                  YEAR ENDED
                                                               DECEMBER 31, 1997
                                                               -----------------
          Revenues.........................................    $     14,164
          Net Loss ........................................          (1,703)
          Basic Net Loss per share.........................    $     ( 0.26)


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

      TYPE SOLUTIONS ACQUISITION

      In December 1998, the Company acquired all of the outstanding stock of Type Solutions, Inc. ("Type Solutions"), a New Hampshire corporation primarily engaged in the business of developing and licensing font rendering technologies, for $600,000 in cash. The acquisition was accounted for as a purchase and resulted in $595,000 of goodwill. Selected financial information for Bitstream and Type Solutions on a pro-forma basis has not been provided as it is immaterial to the consolidated financial statements taken as a whole.

 (4) SALE OF ASSETS

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


        DESCRIPTION                                                AMOUNT
        ------------                                               ------
        Net cash proceeds from buyer ...........................  $ 11,430
        Net book value of assets sold...........................    (1,485)
        Liabilities assumed by buyer............................       472
        Transaction costs.......................................      (100)
                                                                  --------
             Total gain on sale.................................  $ 10,317
                                                                  ========


(5) INVESTMENTS

     On March 13, 1998, the Company made a $500,000 equity investment in DiamondSoft, Inc. ("DiamondSoft"), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. This equity investment represents a 25% ownership interest and is accounted for under the equity method. Gains (losses) for the year ended December 31, 1999 and 1998 related to the Company's investment in DiamondSoft totaled approximately $18,000 and $(56,000), respectively and are included in the accompanying 1999 and 1998 consolidated statements of operations.

(6) SEVERANCE AND OTHER NON-RECURRING EXPENSES

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

(7) INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. Under the liability method in accordance with SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and the tax basis of assets and liabilities, as measured by enacted tax rates assumed to be in effect when these differences are expected to reverse.

    A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying consolidated statements of operations as a percentage of pre-tax income is as follows:


                                                                                               YEAR ENDED DECEMBER 31,
                                                                                     -----------------------------------------
                                                                                        1999            1998             1997
                                                                                     ---------       ----------       --------
    Computed expected federal tax (benefit) provision .........................          (34.0)%         34.0 %         (34.0)%
    State income taxes, net of federal (benefit) provision.....................           (6.0)           6.3            (6.0)
    State and foreign net operating loss and credit carryforwards                           --           (2.2)             --
    Foreign income/losses......................................................             --           (2.9)            3.4
    Foreign taxes, including withholding taxes.................................            4.0            2.9             3.3
    Nondeductible write-off of in-process R & D and other......................             --            2.4            35.6
    Nondeductible goodwill amortization........................................           15.4           18.8             1.7
    Change in valuation allowance..............................................           53.0          (37.8)             --
                                                                                     ---------     ----------        --------
    Provision for income taxes per accompanying
         consolidated statement of operations..................................           32.4 %         21.5 %           4.0 %
                                                                                     =========     ==========        ========


    THE FOLLOWING IS A SUMMARY OF THE COMPONENTS OF THE PROVISION FOR INCOME TAXES (IN THOUSANDS):


                                                                           YEAR ENDED DECEMBER 31,
                                                         ----------------------------------------------------------
                                                                 1999                 1998                 1997
                                                         ----------------      -----------------    ----------------
                     Current:
                       Federal......................     $              --     $             127    $             36
                       State........................                    (3)                  544                   6
                       Foreign......................                   125                   104                 190
                                                         -----------------     -----------------    ----------------
                                                                       122                   775                 232

                     Deferred:
                       Federal......................                   868                    --                  --
                       State........................                    --                    --                  --
                       Foreign......................                    --                    --                  --
                                                         -----------------     -----------------    ----------------
                     Total..........................     $             990     $             775    $            232
                                                         =================     =================    ================


    The significant items comprising the deferred tax asset are as follows (in thousands):


                                                                DECEMBER 31,
                                                      -----------------------------------
                                                           1999             1998
                                                      --------------    -------------
  Net operating loss carryforwards...............     $      1,802      $       1,111
  Tax credit carryforwards.......................            2,929              2,786
  Other temporary differences....................            1,608              1,344
                                                             -----              -----
          Gross deferred tax asset...............            6,339              5,241
  Valuation allowance............................           (6,339)            (4,373)
                                                      --------------    -------------
          Net deferred tax asset.................     $         --      $         868
                                                      --------------    =============

    At December 31, 1999, the Company has available federal and state net operating loss carryforwards for income tax purposes and federal and state tax credit carryforwards to reduce future federal income taxes, if any. Utilization of these NOLs is subject to certain annual limitations in accordance with certain tax laws and regulations. These net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal
Revenue Service and expire as follows:


                               DECEMBER 31,
                               ------------
                                                 CREDIT              NOLS
                                                 ($000)             ($000)
                                              -----------         -----------
                               2000                    40                  --
                               2001                    96                  --
                               2002                   192                  --
                               2003                   250                  --
                               2004                   265                  --
                               2005                   101                  --
                               2006                   366                  --
                               2007                   113                 238
                               2008                   311               1,403
                               2009                   164               1,130
                               2010                   124                  --
                               2011                   111                  --
                               2012                   109                 351
                               2018                   540                  --
                               2019                   147               3,551
                                              -----------         -----------
                                              $     2,929               6,673
                                              ===========         ===========


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

    The Company has established a valuation allowance against its deferred tax asset to the extent that it believes it is more likely than not these assets will not be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income and the volatility of the industry in which it operates. As of December 31, 1999 the Company has fully reserved its deferred tax asset primarily due to losses in each of the last three years excluding the gain on the sale of the MediaBank and InterSep product line to Inso Providence Corp in 1998.

(8) ACCRUED EXPENSES


      Accrued expenses consist of the following (in thousands):                                   DECEMBER 31,
                                                                                         ---------------------------------
                                                                                             1999                1998
                                                                                         ------------        -------------
      Accrued royalties......................................................            $        199        $         350
      Payroll and other compensation.........................................                     296                  437
      Accrued professional and consulting services...........................                     428                  861
      Other..................................................................                     203                  596
                                                                                         ------------        -------------
           Total.............................................................            $      1,126        $       2,344
                                                                                         ============        =============


(9) DEBT

(a) LINE OF CREDIT

     The Company had a working capital line-of-credit agreement with a bank, which matured on July 15, 1998. The line-of-credit provided for borrowings up to $2,000,000 based on a percentage of qualified accounts receivable, as defined. This line bore interest at various per annum rates between the prime rate plus 1% to 2%, as defined. No balance was outstanding under this line as of December 31, 1999 or 1998.

(b)  CAPITAL LEASES

    The Company leases certain equipment under capital leases expiring through fiscal 2000. These capital lease payments are due in equal monthly installments and bear interest at rates ranging from 8.7% to 9.0%. Future minimum lease payments under the capital lease obligations as of December 31, 1999 are all included in current liabilities. The total liability is $29,000 of which $2,000 represents interest.

(10) OPERATING LEASES

    The Company conducts its operations in leased facilities and is obligated to pay monthly rent plus real estate taxes and certain operating expenses through October 2003. Rent expense charged to operations for the years ended December 31, 1999, 1998 and 1997 was approximately $587,000, $493,000, and $545,000, respectively. The Company subleased approximately 4,700 square feet of its leased facilities to a third party for a two year period commencing on January 15, 1999 for $79,900 per annum which was netted against rent expense in 1999.

     The future minimum annual lease payments as of December 31, 1999 under the Company's leased facilities, net of sublease commitments, is as follows (in thousands):


                                     YEAR         AMOUNT
                                  ---------     ----------
                                    2000              145
                                    2001              225
                                    2002              225
                                    2003              169
                                                ---------

                                                $     764
                                                =========


 (11) CONTINGENT LIABILITIES

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

(12)  STOCKHOLDERS' EQUITY

(a)   GENERAL

   The Company has the following authorized capital: 30,500,000 shares of Common Stock, $0.01 par value, (30,000,000 of which are shares of Class A Common Stock and 500,000 of which are shares of Class B Common Stock), and 6,000,000 shares of preferred stock, $0.01 par value. Class A Common stockholders have voting rights. Class A Common Stockholders have the option, at any time, to convert any or all shares of Class A Common Stock held into an equal number of shares of Class B Common Stock. The Class B Common Stock has rights similar to Class A Common Stock, except it is nonvoting. The Class B Common stockholders have the option to convert any or all shares of Class B Common Stock held into an equal number of shares of Class A Common Stock, to the extent such stockholder and its affiliates shall be permitted to own, control or have the power to vote such Class A Common Stock under any law, rule or regulation at the time applicable to such stockholder or its affiliates. All outstanding shares of common stock as of December 1999 and 1998 represent Class A Common Stock.

(b)   STOCK OPTION PLANS

      On December 7, 1992, the Company adopted the 1993 Nonqualified Stock Option Plan (the 1993 Plan) under which the Company is authorized to grant options to purchase shares of Class A Common Stock. Options outstanding under the 1993 Plan as of December 31, 1999 are exercisable immediately, expire no later than 10 years from the date of grant and were granted at no less than the fair market value on the date of grant, as determined by the Board of Directors. In 1999, 1998 and 1997, the Company had not granted, and does not intend to grant, any additional options under the 1993 plan.

      On November 21, 1994, the Board of Directors approved the 1994 Stock Plan (the 1994 Plan) under which the Company is authorized to grant incentive stock options and nonqualified stock options (including warrants) to purchase up to 1,833,333 shares of Class A Common Stock. Incentive stock options granted under the 1994 Plan must be granted at no less than fair market value of the shares at the date of grant, expire no later than 10 years from the date of grant and vest over periods of up to three years. As of December 31, 1999, the Company had available for issuance stock options to purchase 162,122 shares of Class A Common Stock pursuant to the 1994 Stock Plan.

      On May 1, 1996, the Board of Directors adopted the 1996 Stock Plan under which the Company is authorized to grant incentive stock options and nonqualified stock options to purchase shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 1996 Stock Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. A total of 775,409 shares of Class A Common Stock has been reserved for issuance under the 1996 Stock Plan. As of December 31, 1999, the Company had no stock options available for issuance to purchase shares of Class A Common Stock pursuant to the 1996 Stock Plan.

      On March 10, 1997, the Board of Directors adopted the 1997 Stock Plan under which the Company is authorized to grant warrants, incentive stock options and nonqualified stock options to purchase shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 1997 Stock Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. A total of 1,391,258 shares of Class A Common Stock has been reserved for issuance under the 1997 Stock Plan. As of December 31, 1999, the Company had available for issuance, stock options to purchase 106,550 shares of Class A Common Stock pursuant to the 1997 Stock Plan.

    Stock option activity under all of these plans for the years ended December 31, 1999, 1998 and 1997 is as follows (in thousands, except exercise prices):


                                                                            NUMBER                                 WEIGHTED
                                                                              OF           EXERCISE                 AVERAGE
                                                                            OPTIONS       PRICE RANGE             EXERCISE PRICE
                                                                            -------       -----------             --------------
         Outstanding, December 31, 1996............................            1,474     $.90 - $ 84.38           $    1.81
           Exercised...............................................             (138)     .90 -    1.50                1.43
           Canceled................................................             (248)     .90 -    4.94                1.50
           Granted.................................................            1,163      .90 -    4.94                1.89
                                                                     ---------------   ----------------    ----------------

         Outstanding, December 31, 1997............................            2,251      .90 -   84.38                2.23
           Exercised...............................................             (499)     .90 -    1.50                0.91
           Canceled................................................             (426)     .90 -   84.38                2.84
           Granted.................................................            1,120     1.38 -    2.00                1.75
                                                                     ---------------   ----------------    ----------------

         Outstanding, December 31, 1998............................            2,446      .90 -   84.38                1.98
           Exercised...............................................             (407)     .90 -    2.00                0.99
           Canceled................................................             (164)     .90 -   84.38                4.26
           Granted.................................................              742     1.34 -    2.03                1.64
                                                                     ---------------   ----------------    ----------------

         Outstanding, December 31, 1999............................            2,617      .90 -   84.38                1.89
                                                                     ===============   ================    ================

         Exercisable, December 31, 1999............................            1,176      .90 -   84.38                2.03
                                                                     ===============   ================    ================


                                                     OPTIONS OUTSTANDING            OPTIONS EXERCISABLE
                      Weighted Average               -------------------            -------------------
   Range of             Remaining                                 Weighted                         Weighted
   Exercise            Contractual                                Average                          Average
    Prices             Life in Years             Number        Exercise Price    Number        Exercise Price
    ------             -------------             ------        --------------    ------        --------------
  $ 0.90 -$ 1.37           6.01                      614           $     0.99          521         $     0.93
    1.50 -  3.00           8.53                    1,809           $     1.76          504         $     1.86
    3.90 -  4.95           7.25                      186           $     4.37          143         $     4.43
   11.25                   2.93                        4           $    11.25            4         $    11.25
   41.60 - 84.38           0.30                        4           $    82.22            4         $    82.22
-------------------------------------------------------------------------------------------------------------
  $ 0.90 -$ 84.38          7.82                    2,617           $     1.89        1,176         $     2.03
=============================================================================================================

(c)  WARRANTS

      In 1997, the Company issued warrants under the 1994 Plan for the purchase of 150,000 shares of Class A Common Stock at $ .90 - $4.94 per share, which vest in annual increments over a three-year period, to several members of the Company's management team and Board of Directors and an affiliate to the Board of Directors. The Company is recognizing compensation expense associated with the warrants over the three year vesting period. Warrant activity for the year ended December 31, 1999 is as follows:


                                                      NUMBER OF         NUMBER OF
                                                        SHARES          WARRANTS
               STOCK CLASS                           PURCHASABLE       EXERCISABLE          EXERCISE PRICE RANGE
               -----------                           -----------       -----------          --------------------
  Outstanding, December 31, 1998.................       512,109           472,107              $.90 - 111.15
    Exercised....................................       (89,773)
    Canceled.....................................       (12,166)
                                                    -----------
  Outstanding, December 31, 1999.................       410,170           390,170              $.90 - 111.15
                                                    ============================================================


(d) STOCK-BASED COMPENSATION

The Company has computed the pro forma disclosures required under SFAS No. 123 for all 1999, 1998 and 1997 stock options granted to employees as of December 31, 1999 using the Black Scholes option pricing model prescribed by SFAS No. 123.

Assumptions used and the weighted average information are as follows:


                                                                   YEAR ENDED DECEMBER 31,
                                                        1999                 1998                 1997
                                                     ------------         -----------          ------------
Risk-free interest rates............................ 5.64%-6.50%          4.83%-5.64%          6.21%-6.71%
Expected dividend yield.............................         --                   --                   --
Expected lives......................................   10 years             10 years             10 years
Expected volatility.................................        100%                 100%                  95%
Weighted average exercise price.....................      $1.64                $1.75                $1.89
Weighted average remaining contractual life of
options outstanding                                        7.82                 4.83                 4.91

The total value of the options granted to employees during the years ended
December 31, 1999, 1998 and 1997 was computed as $1,110,000 $1,548,000 and
$1,826,000, respectively. Of these amounts, $1,726,000, $1,297,000 and $586,000 would be charged to operations for the years ended December 31, 1999, 1998 and 1997, respectively. The remaining amount of $875,000 would be amortized over the remaining option vesting periods.

The effect of applying SFAS No 123 would be as follows (in thousands, except per share data):


                                                                   YEAR ENDED DECEMBER 31,
                                                        1999                 1998                 1997
                                                     ------------         -----------          ------------
      Net (loss) income as reported.........           ($4,042)              $ 2,834             ($5,990)
      Pro forma net (loss) income...........           ($5,768)              $ 1,537             ($6,576)
      Pro forma basic net (loss)  income per
      share.................................            ($0.79)              $  0.23             ($1.04)
      Pro forma diluted net (loss)  income per
      share.................................            ($0.79)              $  0.21             ($1.04)


(13) EMPLOYEE BENEFIT PLAN

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company may, but is not obligated to, match a portion of the employee's contribution up to a defined maximum. The Company contributed $ 112,000, $126,000 and $121,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

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

(15) SEGMENT REPORTING

      The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. The Company has determined it has three reportable segments as of January 1, 1999: (i) a type and technology segment; (ii) an on-demand marketing segment and (iii) an e-commerce initiative for selling fonts over the Internet. Prior to January 1, 1999, the Company did not have distinctive reportable segments for its business and, as a result, the Company has not previously reported such segment information.

      The Company's reportable segments are strategic business units that sell the Company's products through distinct distribution channels. They are managed separately as each business requires different marketing strategies. The Company's approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. These reportable segments do not have any inter-segment revenues as of December 31, 1999. The Company evaluates performance based on profit or loss from operations before income taxes, not including non-recurring gains and losses.

      The following table sets forth the Company's statement of operations by segment with additional disclosures as required (in thousands):


                                                                   YEAR ENDED DECEMBER 31, 1999
                                                                   ----------------------------
                                                      TYPE AND      E-COMMERCE      ON-DEMAND
                                                      TECHNOLOGY    MY-FONTS.COM    MARKETING      COMBINED
                                                      ----------    ------------    ---------      --------
Revenue
   Software licenses                                    $  5,422      $     --       $  1,877       $  7,299
   Services                                                  764            --            858          1,622
                                                        --------      --------       --------       --------
Revenue from external customers                            6,186            --          2,735          8,921
Cost of revenue                                            1,175            --            286          1,461
                                                        --------      --------       --------       --------
     Gross profit                                          5,011            --          2,449          7,460
                                                        --------      --------       --------       --------

Operating expenses:
  Selling and marketing                                    1,881            --          2,316          4,197
  Research and development                                 1,706           292          3,039          5,037
  General and administrative                                 737            --          1,092          1,829
                                                        --------      --------       --------       --------

     Total operating expenses                              4,324           292          6,447         11,063
                                                        --------      --------       --------       --------

    Income (loss) from operations                       $    687      $   (292)      $ (3,998)        (3,603)
                                                        ========      ========       ========       ========
Non-operating income and expenses not included
         in the measure of segment profit or loss:
   Gain on investment in Diamondsoft, Inc                                                                 18
   Interest income, net                                                                                  533
   Provision for income taxes                                                                           (990)
                                                                                                    --------
Consolidated net loss                                                                               $ (4,042)
                                                                                                    ========

SUPPLEMENTAL SEGMENT DISCLOSURES:
   Depreciation and amortization expense                $    620      $      4       $    378       $  1,002
                                                        ========      ========       ========       ========
   Expenditures for long-lived assets                   $    197      $     57       $    259       $    513
                                                        ========      ========       ========       ========


 The following table sets forth the Company's supplemental balance sheet information by segment:


        (IN THOUSANDS)                                                 AS OF DECEMBER 31, 1999
                                                                       -----------------------
                                                      TYPE AND          E-COMMERCE         ON-DEMAND
                                                      TECHNOLOGY        MY-FONTS.COM       MARKETING    COMBINED
                                                      ----------        ------------       ---------    --------
                                     ASSETS
        Current assets                                $   10,357        $         --       $   1,165    $  11,522
        Property and equipment, net                          482                  30             251          763
        Receivable from subsidiary                         6,417                  --              --        6,417
        Other assets                                       1,231                  24           1,063        2,318
                                                      ==============    ============       =========    ---------
        Total assets                                      18,487                  54           2,479       21,020
                                                      ==============    ============       =========    ---------
        Consolidating elimination entry- inter-company receivables                                         (6,417)
                                                                                                        ---------

        Total consolidated assets                                                                          14,603
                                                                                                        =========
                                                                        CONTINUED



        (IN THOUSANDS)                                                   AS OF DECEMBER 31, 1999
                                                                         -----------------------
                                                      TYPE AND          E-COMMERCE         ON-DEMAND
                                                      TECHNOLOGY        MY-FONTS.COM       MARKETING         COMBINED
                                                      ----------        ------------       ---------         --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
        Current liabilities                              1,450                 11               393             1,854
        Long-term liabilities                                5                 --                 2                 7
        Payable to parent company                           --                335             6,082             6,417
                                                --------------    ---------------    --------------    --------------
        Total liabilities                                1,455                346             6,477             8,278

        Stockholders' equity:                           17,032               (292)           (3,998)           12,742
                                                --------------    ---------------    --------------    --------------
        Total liabilities and stockholders'
              equity                                    18,487                 54             2,479            21,020
                                                ==============    ===============    ==============    --------------
        Consolidating elimination entry- inter-company receivables                                             (6,417)
                                                                                                       --------------
        Total Consolidated liabilities and stockholder's equity                                                14,603
                                                                                                       ==============


(16) GEOGRAPHICAL REPORTING

SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED
INFORMATION also requires disclosures of certain "Enterprise-wide Information" including the information about major customers included in Note 1(j) and geographical areas. The Company attributes revenues to different geographical areas on the basis of the location of the customer. All of the Company's product sales for the years ended December 31, 1999, 1998 and 1997 were shipped from its headquarters located in the United States or its office located in Cheltenham, England. Revenues by geographic area are as follows (in thousands):


                                                                                            YEAR ENDED DECEMBER 31,
                                                                                 --------------------------------------------
                                                                                   1999            1998               1997
                                                                                 --------        ---------           --------
Revenue:
   United States                                                                 $  5,681        $   4,693           $   7,323
   Canada                                                                             959              582               1,184
   Japan                                                                              864            1,034               2,336
   England                                                                            497              708               1,011

   Other ( Countries less than 5% individually, by region)
      Europe, excluding England                                                       717            1,507                931
      Asia, excluding Japan                                                           109              251                 32
      Other                                                                            94               95                285
                                                                                 --------        ---------           --------

          Total revenue                                                          $  8,921        $   8,870           $ 13,102
                                                                                 ========        =========           ========


Long-lived tangible assets by geographic area are as follows (in thousands):


                                       DECEMBER 31,
                                          1999
                                       ------------
United States                          $        748
England                                          15
                                       ------------
     Total                             $        763
                                       ============


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

                        OF FINANCIAL STATEMENT SCHEDULE

To Bitstream Inc.:

         We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Bitstream Inc. and subsidiaries included in this Form 10-K and have issued our report thereon dated February 9, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14 of this Form 10-K is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations and is not part of the basic financial statements. The schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                      /s/ ARTHUR ANDERSEN LLP



Boston, Massachusetts
February 9, 2000

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                        BITSTREAM INC. AND SUBSIDIARIES


---------------------------------- ---------------- -------------------------------------- ----------------- -----------------
               COL. A                    COL. B                     COL. C                       COL. D           COL. E
---------------------------------- ---------------- -------------------------------------- ----------------- -----------------
                                                                   Additions
                                                    --------------------------------------
                                      Balance at        Charged to         Charged to
                                      Beginning         Costs and        Other Accounts-       Deductions-       Balance at
Accounts receivable reserves:          of Year           Expenses           Describe             Describe        End of Year
---------------------------------- ---------------- -------------------------------------- ----------------- -----------------
                                                                                                    (1)
December 31, 1999                  $      1,233     $        99                            $       290       $      1,042
                                                                                                    (1)
December 31, 1998                  $        461     $       928                            $       156       $      1,233
                                                                                                    (1)
December 31, 1997                  $        318     $       141                            $       271       $        461


(1) Uncollectible accounts written off, net of recoveries.