Form 10-Q
period 2000-03-31
BITSTREAM INC
filed 2000-05-15
CIK 818813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________

                         COMMISSION FILE NUMBER: 0-21541

                                 BITSTREAM INC.
                                 --------------
     `             (Exact name of registrant as specified in its charter)

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On May 5, 2000 there were 7,792,827 shares of Class A Common Stock, par value $0.01 per share, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.

                         BITSTREAM INC. AND SUBSIDIARIES

                                      INDEX


                                                                                           PAGE
                                                                                          NUMBERS
                                                                                          -------
PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2000 AND DECEMBER 31,
            1999 ....................................................................       2

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS
            ENDED MARCH 31, 2000 AND 1999 ...........................................       3

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED
            MARCH 31, 2000 AND 1999..................................................       4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...........................................      5-8

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS....................................................     9-14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ..................      14

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS............................................................      15

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS....................................      15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES..............................................      15

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..........................      15

ITEM 5. OTHER INFORMATION............................................................      15

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.............................................      16

            SIGNATURES...............................................................      16


   ITEM 1. FINANCIAL STATEMENTS

                         BITSTREAM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                             MARCH 31,          DECEMBER 31,
                                                                                               2000                1999
                                                                                         ---------------      ---------------
                                     ASSETS

Current assets:
  Cash and cash equivalents....................................................          $         9,203      $         9,037
  Accounts receivable, net of allowance of $1,171 and $980 at
     March 31, 2000 and December 31, 1999, respectively........................                    1,583                2,184
  Current portion of long-term accounts receivable and extended plan accounts receivable, net of allowance of $0 and $50 at
     March 31, 2000 and December 31, 1999, respectively                                              126                    4
  Prepaid expenses and other current assets....................................                      261                  297
                                                                                         ---------------      ---------------
       Total current assets....................................................                   11,173               11,522
                                                                                         ---------------      ---------------

Property and equipment, net....................................................                      757                  763
                                                                                         ---------------      ---------------

Other assets:
  Long-term accounts receivable, net of allowance of $0 and
     $12 at March 31, 2000 and December 31, 1999, respectively.................                       13                    4
  Goodwill, net of amortization of $798 and $680 at March
     31, 2000 and December 31, 1999, respectively..............................                    1,547                1,665
  Investment in DiamondSoft, Inc. .............................................                      470                  462
  Other........................................................................                      156                  187
                                                                                         ---------------      ---------------
Total other assets.............................................................                    2,186                2,318
                                                                                         ---------------      ---------------

        Total assets...........................................................          $        14,116      $        14,603
                                                                                         ===============      ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of capital lease obligations.............................           $            20      $            27
  Accounts payable............................................................                       445                  351
  Accrued expenses............................................................                     1,223                1,126
  Deferred revenue............................................................                       193                  350
                                                                                         ---------------      ---------------

       Total current liabilities..............................................                     1,881                1,854

Long-term deferred revenue....................................................                        49                    7
                                                                                         ---------------      ---------------

Total liabilities.............................................................                     1,930                1,861
                                                                                         ---------------      ---------------

Stockholders' equity:
  Common stock, $.01 par value.
  Authorized - 30,500 shares.
  Issued 7,789 and 7,550 at March 31, 2000 and December 31,
     1999, respectively.......................................................                        78                   75
  Additional paid-in capital..................................................                    31,643               31,218
  Accumulated deficit.........................................................                   (19,475)             (18,491)
  Treasury stock, at cost; 39 shares at March 31, 2000 and
     December 31, 1999........................................................                       (60)                 (60)
                                                                                         ---------------      ---------------
       Total stockholders' equity.............................................                    12,186               12,742
                                                                                         ---------------      ---------------

       Total liabilities and stockholders' equity.............................           $        14,116      $        14,603
                                                                                         ===============      ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                          FOR THE THREE MONTHS
                                                                                             ENDED MARCH 31,
                                                                                        2000                 1999
                                                                                        ----                 ----
    Revenues:
       Software licenses.........................................                  $         1,748       $           1,954
       Services .................................................                              434                     417
                                                                                   ---------------       -----------------
    Total revenues...............................................                            2,182                   2,371

    Cost of revenues.............................................                              402                     481
                                                                                   ---------------       -----------------

       Gross profit..............................................                            1,780                   1,890
                                                                                   ---------------       -----------------
    Operating expenses:
       Selling and marketing.....................................                            1,168                     846
       Research and development..................................                            1,288                   1,283
       General and administrative................................                              411                     447
                                                                                   ---------------       -----------------
           Total operating expenses..............................                            2,867                   2,576
                                                                                   ---------------       -----------------

           Loss from operations..................................                           (1,087)                   (686)

    Other income:
       Gain on investment in DiamondSoft, Inc....................                                8                      30
       Interest income, net......................................                              115                     123
                                                                                   ---------------       -----------------

           Loss before provision for income taxes................                             (964)                   (533)
                                                                                   ---------------       -----------------

       Provision for income taxes................................                              (20)                     --
                                                                                   ---------------       -----------------

           Net loss..............................................                  $          (984)      $            (533)
                                                                                   ===============       =================

    Basic and diluted net loss per share.........................                  $         (0.13)      $           (0.08)
                                                                                   ===============       =================

    Basic and diluted weighted average shares outstanding........                            7,590                   7,125
                                                                                   ===============       =================



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                                                       FOR THE THREE MONTHS
                                                                                                          ENDED MARCH 31,
                                                                                                    2000                1999
                                                                                             ---------------      ------------
     CASH FLOWS FROM OPERATING ACTIVITIES:

       Net loss ...................................................................          $          (984)     $       (533)
       Adjustments to reconcile net loss to net cash used in
        operating activities:

           Depreciation ...........................................................                      113               133
           Amortization............................................................                      130               118
           Compensation on grant of stock options..................................                       25                 6
           Gain on investment in DiamondSoft, Inc. .......                                                (8)              (30)
           Changes in current assets and liabilities --

             Accounts receivable...................................................                      479              (489)
             Long-term and extended plan accounts receivable.......................                       (9)               (4)
             Prepaid expenses and other current assets.............................                       36                 7
             Accounts payable......................................................                       94               467
             Accrued income taxes..................................................                       --              (678)
             Accrued expenses......................................................                       89              (316)
             Deferred revenue......................................................                     (157)             (361)
                                                                                             ---------------      ------------
                   Net cash used in operating activities...........................                     (192)           (1,680)
                                                                                             ---------------      ------------

     CASH FLOWS FROM INVESTING ACTIVITIES:

       Purchases of property and equipment.........................................                     (113)             (124)
       Decrease in other assets....................................................                       25                 8
                                                                                             ---------------      ------------
                   Net cash used in investing activities...........................                      (88)             (116)
                                                                                             ---------------      ------------

     CASH FLOWS FROM FINANCING ACTIVITIES:

       Payments on long-term capital lease obligations.............................                       --                (7)
       Change in other long-term liabilities.......................................                       42                (3)
       Proceeds from the exercise of stock options/warrants........................                      404               176
                                                                                             ---------------      ------------
                   Net cash provided by  financing activities......................                      446               166
                                                                                             ---------------      ------------

     Net increase (decrease) in cash and cash equivalents..........................                      166            (1,630)
     Cash and cash equivalents, beginning of period................................                    9,037            14,252
                                                                                             ---------------      ------------

     Cash and cash equivalents, end of period......................................          $         9,203      $     12,622
                                                                                             ===============      ============

     Cash paid for Interest........................................................          $             1      $          1
     Cash paid for Income Taxes....................................................          $            --      $          5



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

(1) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION
    The consolidated financial statements of Bitstream Inc. (the "Company" or "Bitstream") presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 1999 has been derived from the Company's audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the period ended December 31, 1999 included in the Company's Annual Report on Form 10-K, which was filed by the Company with the SEC on March 30, 2000.

    The balance sheet as of March 31, 2000, the statements of operations for the three months ended March 31, 2000 and 1999, the statements of cash flows for the three months ended March 31, 2000 and 1999, and the notes to each thereof are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries for these interim periods.

    The results of operations for the three months ended March 31, 2000 may not necessarily be indicative of the results to be expected for any future interim period or for the year ending December 31, 2000.

PRINCIPLES OF CONSOLIDATION
    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Bitstream World Trade, Inc. (a Delaware corporation), a holding company for Bitstream, B.V. (a Dutch corporation); Mainstream Software Solutions Ltd. (an English corporation); Type Solutions, Inc. (a New Hampshire Corporation); Archetype, Inc. (a Delaware corporation); Pageflex, Inc. (a Delaware corporation) and Myfonts.com, Inc. (a Delaware corporation). All material inter-company transactions and balances have been eliminated in consolidation.

RECENTLY ISSUED ACCOUNTING STANDARDS
     The SEC issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION, in December 1999. The Company is required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with the American Institute of Certified Public Accountants, Accounting Principles Board Opinion (APB) No. 20, ACCOUNTING CHANGES, no later than the second quarter of fiscal year 2000. The Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on future operating results.

     In March 2000, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25, (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 including the definition of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, and the Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

                         BITSTREAM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

(2) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following (in thousands):


                                                                          MARCH 31,        DECEMBER 31,
                                                                            2000              1999
                                                                            ----              ----
       Office and computer equipment.............................      $       1,881     $         1,814
       Purchased  software.......................................                328                 318
       Equipment  under capital lease............................                167                 159
       Furniture and fixtures....................................                366                 366
       Leasehold improvements....................................                659                 637
                                                                       -------------     ---------------
                                                                               3,401               3,294

       Less -- Accumulated depreciation and amortization.........              2,644               2,531
                                                                       -------------     ---------------
       Property and equipment, net                                     $         757     $           763
                                                                       =============     ===============


(3) CONCENTRATION OF CREDIT RISK

    SFAS No. 105. DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its temporary cash investments in several financial institutions. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable. At March 31, 2000, two customers accounted for 15% and 10% of the Company's accounts receivable. At December 31, 1999, two customers accounted for 14% and 11% of the Company's accounts receivable. For the three months ended March 31, 2000, one customer accounted for 16% of the Company's revenue. For the three months ended March 31, 1999, one customer represented 13% of the Company's revenues. Furthermore, for the three months ended March 31, 2000, two customers of the Company's type and technology segment accounted for 21% and 12% of the revenue for that segment, and three customers of the on-demand marketing segment accounted for 26%, 25% and 22% of that segment's revenue.

(4) ACCRUED EXPENSES

      Accrued expenses consist of the following (in thousands):


                                                                                         MARCH 31,           DECEMBER 31,
                                                                                           2000                 1999
                                                                                           ----                 ----
      Accrued royalties......................................................         $            170    $            199
      Payroll and other compensation.........................................                      440                 296
      Accrued professional and consulting services...........................                      396                 428
      Other..................................................................                      217                 203
                                                                                      ----------------    ----------------
           Total.............................................................         $          1,223    $          1,126
                                                                                      ================    ================


                         BITSTREAM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

(5) LOSS PER SHARE (in thousands)

     In accordance with SFAS No. 128, EARNINGS PER SHARE, basic earnings per share was determined by dividing net loss by the weighted average shares of common stock outstanding during the applicable period. Diluted earnings per share reflect dilution from potentially dilutive securities, primarily stock options based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported as the inclusion of the potential common stock equivalents would be antidilutive. Thus potential common shares were not included for the three months ended March 31, 2000 or 1999. Had the numerator been a profit, the potential common shares would have increased the weighted average shares outstanding by 2,415,343 and 764,197 shares for the three months ended March 31, 2000 and 1999, respectively. In addition, there were warrants and options to purchase 76,517 and 981,977 shares as of March 31, 2000 and 1999, respectively that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company's common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(6) SEGMENT REPORTING

      The Company's chief decision-maker, as defined under SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, is the Chief Executive Officer. The Company has determined it has three reportable segments as of January 1, 1999: (i) a type and technology segment; (ii) an on-demand marketing segment and (iii) an e-commerce initiative for selling fonts over the Internet. The Company's reportable segments are strategic business units that sell the Company's products through distinct distribution channels. They are managed separately as each business requires different marketing strategies. The Company's approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. These reportable segments do not have any inter-segment revenues as of March 31, 2000. The Company evaluates performance based on profit or loss from operations before income taxes, not including non-recurring gains and losses. The following tables set forth interim period disclosure by business segments as required by SFAS No. 131. (in thousands):


                                                                     THREE MONTHS ENDED
                                                                         MARCH 31,
                                                               ---------------------------------
                                                                  2000              1999
                                                                  ----              ----
REVENUE (FROM EXTERNAL CUSTOMERS):
   Type and technology                                                 1,708               1,667
   E-commerce (Myfonts.com)                                               --                  --
   On-demand marketing                                                   474                 704
                                                               -------------     ---------------
          Consolidated revenue                                 $       2,182     $         2,371
                                                               =============     ===============

SEGMENT INCOME (LOSS) FROM OPERATIONS:
   Type and technology                                                   290                 176
   E-commerce (Myfonts.com)                                             (109)                (22)
   On-demand marketing                                                (1,268)               (840)
                                                               -------------     ---------------
          Consolidated loss from operations                    $      (1,087)    $          (686)
                                                               =============     ===============


                         BITSTREAM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

(7) GEOGRAPHICAL REPORTING

      SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION also requires disclosures of certain "Enterprise-wide Information" including the information about major customers included in Note 3 and geographical areas. The Company attributes revenues to different geographical areas on the basis of the location of the customer. All of the Company's product sales for the three months ended March 31, 2000 and 1999 were shipped from its headquarters located in the United States or its office located in Cheltenham, England. Revenues by geographic area are as follows (in thousands):


                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                 --------------------------------
                                                                                      2000             1999
                                                                                 --------------    --------------
Revenue:
   United States                                                                 $        1,638    $        1,777
   Canada                                                                                    19               198
   Japan                                                                                    167                93
   England                                                                                   81                83

   Other (countries less than 5% individually, by region)
      Europe, excluding England                                                             199               153
      Asia, excluding Japan                                                                  33                57
      Other                                                                                  45                10
                                                                                 --------------    --------------

          Total revenue                                                          $        2,182    $            2,371
                                                                                 ==============    ==================




Long-lived tangible assets by geographic area are as follows (in thousands):


                                                                                  MARCH 31,           DECEMBER 31,
                                                                                     2000                 1999
                                                                                     ----                 ----
United States                                                                   $           736     $             748
England                                                                                      21                    15
                                                                                ---------------    ------------------
     Total                                                                      $           757    $              763
                                                                                ===============    ==================


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

                           FORWARD LOOKING STATEMENTS

      Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of the Company's products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's final Prospectus, dated October 30, 1996, included as part of the Company's Registration Statement on Form S-1 (333-11519), in the section entitled "Risk Factors" and Quarterly Reports to be filed in 2000. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements. Management undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

          RESULTS OF OPERATIONS (In thousands, except percent amounts)

CONSOLIDATED REVENUE:


                                                THREE MONTHS ENDED MARCH 31,
                                                       % OF                       % OF                    CHANGE
                                         2000         REVENUE        1999        REVENUE         DOLLARS        PERCENT
                                         ----         -------        ----        -------       -----------      -------
REVENUE
   Software licenses                   $    1,748        80.1%     $   1,954         82.4%     $      (206)         (10.5)%
   Services                                   434        19.9%           417         17.6%              17            4.1 %
                                       ----------------------      ----------------------      --------------------------
Total revenue                          $    2,182       100.0%     $   2,371        100.0%     $      (189)          (8.0)%
                                       ======================      ======================      ==========================


    The decrease in revenue for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 was attributable to a decrease in revenue for the on-demand publishing segment of $230. This decrease was partially offset by increases in type and technology revenues of $ 41. These segments are discussed in more detail below.

TYPE AND TECHNOLOGY REVENUE:


                                                         THREE MONTHS ENDED MARCH 31,
                                                             % OF                    % OF                CHANGE
                                                 2000       REVENUE        1999     REVENUE         DOLLARS      PERCENT
                                                 ----       -------        ----     -------         -------      -------
REVENUE
   Software licenses                         $    1,555        91.0%  $    1,331        79.8%   $         224         16.8 %
   Services                                         153         9.0%         336        20.2%            (183)       (54.5)%
                                             ----------------------   ----------------------    --------------------------
   Type and technology revenue               $    1,708       100.0%  $    1,667       100.0%   $          41          2.5 %
                                             ======================   ======================    ==========================
   Percentage of total revenue                     78.3%                    70.3%


     The increase in type and technology license revenue for the three months ended March 31, 2000 versus the three months ended March 31, 1999 was due to an increase in new OEM technology licensing, including the Company's Font Fusion product, of $222, and an increase in retail revenues of $2. The decrease in revenue from services is related to custom development fees derived from designing the "Euro" currency typeface into specific customer fonts during the three months ended March 31, 1999.

ON-DEMAND MARKETING REVENUE:


                                                          THREE MONTHS ENDED MARCH 31,
                                                              % OF                      % OF                  CHANGE
                                                   2000      REVENUE        1999       REVENUE          DOLLARS     PERCENT
                                                   ----      -------        ----       -------          -------     -------
REVENUE
   Software licenses                              $     192       40.5%   $       623       88.5%    $       (431)       (69.2)%
   Services                                             282       59.5%            81       11.5%             201        248.0%
                                                  --------------------    ----------------------     -------------------------
   On-demand publishing revenue                   $     474      100.0%   $       704      100.0%    $       (230)       (32.7)%
                                                  ====================    ======================     =========================
   Percentage of total revenue                         21.7%                     29.7%


    The Company began shipping its on-demand marketing products during the first quarter of 1999. The decrease in license revenue for the on-demand marketing segment for the three months ended March 31,1999 versus the three months ended March 31, 2000 is primarily the result of a one-time

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

ON-DEMAND MARKETING REVENUE, CONTINUED:
$555 license fee from Inso Providence Corporation during the three months ended March 31, 1999. Offsetting the decrease in license revenue for the period ended March 31, 2000 which was primarily attributable to the one-time $555 license fee were $84 in license fees and prepaid royalties from an existing long-term contract with Atex Media Solutions, Inc. ("Atex") and an increase in revenues from sales of Pageflex's Mpower on-demand marketing product. Revenue from services increased due to an increase in Mpower consulting and development fees for three customers. The remaining revenue from services includes revenue from smaller consulting assignments, training, and support maintenance.

CONSOLIDATED GROSS PROFIT:


                                                              THREE MONTHS ENDED MARCH 31,
                                                                                       CHANGE
                                                     2000          1999       DOLLARS       PERCENT
                                                 ----------    ----------   -----------   -----------
   Gross profit                                  $    1,780    $    1,890   $      (110)          (5.8)%
                                                 ==========    ==========   ===========   ============
   Percentage of total revenue                         81.6%         79.7%


     The decrease in the gross profit for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999 is primarily attributable to a $372 decrease in gross profit generated by the on-demand marketing segment because of the effect of the one-time license fee recognized during the three months ended March 31, 1999 discussed above. This was partially offset by an increase in type and technology gross profit of $262. Type and technology gross profit increased primarily because the costs related to the custom development services used to incorporate the "Euro" currency symbol into the Company's font library during the period ended March 31, 1999 were nonrecurring. The increase in gross profit as a percentage of sales for three months ended March 31, 2000 as compared to the three months ended March 31, 1999 can also be attributable to these nonrecurring costs. Cost of revenue is composed of direct costs of licenses and royalties, as well as direct costs of product sales to end users. Included in the cost of licenses and royalties are fees paid to third parties for the development or license of rights to technology and/or unique typeface designs and costs incurred in the fulfillment of custom orders from OEM and ISV customers. Included in cost of product sales to end users and distributors are the direct costs associated with the duplication, packaging and shipping of product.

CONSOLIDATED SELLING AND MARKETING:


                                                              THREE MONTHS ENDED MARCH 31,
                                                                                       CHANGE
                                                     2000          1999       DOLLARS       PERCENT
                                                 ----------    ----------   -----------   -----------
   Selling and marketing                         $    1,168    $      846   $       322          38.1%
                                                 ==========    ==========   ===========   ===========
   Percentage of total revenue                         53.5%         35.7%


     Selling and marketing costs associated with the on-demand marketing segment increased $93 from $485 for the three months ended March 31, 1999 to $578 for the three months ended March 31, 2000 reflecting an increase in salary and related expenses from headcount additions in the on-demand marketing business segment. During 1999 and the first quarter of 2000, the Company added the sales and marketing infrastructure necessary to promote this new product which began shipping in 1999. Selling and marketing expenses for the type and technology segment increased $229 from $360 for the three months ended March 31, 1999 to $589 for the three months ended March 31, 2000. This increase is due to increases in bad debt reserves primarily attributable to two customers during the three months ended March 31, 2000 and a decrease in expenses during the three months ended March 31, 1999 from a $160 bad debt recovery.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

CONSOLIDATED RESEARCH AND DEVELOPMENT ("R&D"):


                                                              THREE MONTHS ENDED MARCH 31,
                                                                                       CHANGE
                                                     2000          1999       DOLLARS       PERCENT
                                                 ----------    ----------   -----------   -----------
   Research and development                      $    1,288    $    1,283   $         5           0.4%
                                                 ==========    ==========   ===========   ===========
   Percentage of total revenue                         59.0%         54.1%


 Research and development expenses increased slightly in absolute dollars and as a percentage of sales for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999. These increases reflect the increased investment in Myfonts.com, the Company's e-commerce initiative, of $87 from $22 for the three months ended March 31, 1999 to $109 for the three months ended March 31,2000. R&D costs associated with the type and technology and on-demand marketing segments decreased $41 and $40, respectively, for the three months ended March 31, 2000 versus the three months ended March 31,1999. Research and development costs as a percentage of revenue increased by approximately 5% for the period ended March 31, 2000 as a result of the decrease in revenue.

CONSOLIDATED GENERAL AND ADMINISTRATIVE ("G&A"):


                                                              THREE MONTHS ENDED MARCH 31,
                                                                                       CHANGE
                                                     2000          1999       DOLLARS       PERCENT
                                                 ----------    ----------   -----------   -----------
   General and administrative                    $      411    $      447   $       (36)         (8.1)%
                                                 ==========    ==========   ===========   ===========
   Percentage of total revenue                         18.8%         18.9%


     G&A costs associated with the type and technology segments decreased $38 or 21% from $187 for the three months ended March 31, 1999 to $149 for the three months ended March 31, 2000. G&A costs associated with the on demand marketing segment decreased by approximately 1% from $262 for the three months ended March 31, 1999 to $260 for the three months ended March 31, 2000.

     A significant portion of the Company's operating expenses are fixed, and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if products are not completed and/or shipped on schedule and revenues do not meet the Company's expectations in any given quarter, the Company's operating results and financial condition could be adversely affected.

INCOME ON INVESTMENT IN DIAMONDSOFT, INC.:

     The Company made a $500 equity investment in DiamondSoft, Inc. representing a 25% ownership interest. DiamondSoft, Inc. is a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. The Company's prorata share of DiamondSoft's income was $8 and $30 for the three months ended March 31, 2000 and 1999, respectively.

OTHER INCOME, NET:

     Other income consists primarily of interest income earned.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

PROVISION FOR INCOME TAXES:

    The Company's income tax expense for the three months ended March 31, 2000 of $20 is all foreign income taxes.



                         LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations and cash received from the sale of the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998. As of March 31, 2000, the Company had net working capital of $9,292 versus $9,668 at December 31, 1999.

     The Company used cash of approximately $192 to fund its operating activities during the three months ended March 31, 2000 as compared to $1,680 during the three months ended March 31, 1999. The cash used during the three months ended March 31, 2000 was primarily used to fund the net losses from the on-demand publishing and Myfonts.com businesses, partially offset by the income from the type and technology business. Net loss adjusted for non-cash expenses resulted in a use of $724 during the three months ended March 31, 2000 which was off by $532 of cash generated primarily through a decrease in accounts receivable. During the three months ended March 31, 1999, the net loss adjusted for non-cash expenses resulted in the use of $306 in cash. During this period, the Company also used $994 in cash to pay down income taxes and accrued expenses, used $489 in cash because of an increase in accounts receivable, used $361 in cash from a decrease in deferred revenue, and generated $467 in cash from an increase in accounts payable.

     The Company's used cash of approximately $88 and $116 for investing activities during the three months ended March 31, 2000 and 1999, respectively, primarily for the purchase of property and equipment.

     The Company's financing activities provided cash of $446 and $166 during the three months ended March 31, 2000 and 1999, respectively. The cash provided during both of these periods is primarily attributable to the exercise of stock options.

     The Company believes its current cash and cash equivalents will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing in the future. If the Company were required to obtain additional financing, there can be no assurance that additional capital will be available on terms favorable to the Company, if at all.

     As of March 31, 2000 the Company had no material commitments for capital expenditures. From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company's business. Any such transactions consummated may use a portion of the Company's working capital or require the issuance of equity or debt.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

                           IMPACT OF YEAR 2000 ISSUE

     YEAR 2000 READINESS DISCLOSURE - made pursuant to the Year 2000 Information and Readiness Disclosure Act, Pub. L. No. 105-271 (1998).

     As of May 10, 2000, the Company has not experienced any material Year 2000 related disruptions in its operations. During 1999, the Company completed testing of its current software products, engaged in conducting a Year 2000 readiness audit of its internal IT and non-IT systems (including telecommunication, facilities management, safety and security systems and received assurances from third party component and software providers of their Year 2000 readiness. These procedures were more fully described by the Company in its 1999 annual report on Form 10K, filed with the SEC on March 30, 2000. The expenses incurred to date have not had a material impact on the Company's results of operations or financial condition. At this time, the Company believes that most Year 2000 problems should have become evident and does not believe that it will have additional Year 2000 expenses, but will fund any unanticipated expenses through cash flows from operations.


PART 1, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS AND DERIVATIVE COMMODITY INSTRUMENTS.

     As of March 31, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES.

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

     The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the three-months ended March 31, 2000. Currently, the Company does not engage in foreign currency hedging activities.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     The Company is not a party to any litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Instruments defining the rights of the holders of any class of registered securities of the Company have not been materially modified during the three months ended March 31, 2000.

(b) Rights evidenced by any class of registered securities of the Company have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended March 31, 2000.

(c) There were no unregistered securities sold by the Company during the three months ended March 31, 2000.

(d)  Use of Proceeds
     As of December 31, 1999, the approximately $12,200,000 net proceeds from the Company's initial public offering (IPO) of its Class A Common Stock pursuant to its Registration Statement on Form S-1, Commission File No. 333-11519, declared effective October 30, 1996, have been used as follows:
     (i) approximately $200,000 for the buildout of Bitstream's leased facilities in Cambridge, Massachusetts to accommodate the additional personnel that joined the Company as a result of the acquisition of Archetype, Inc.; (ii) approximately $6,041,000 for the acquisitions of Mainstream Software Solutions, Ltd., Archetype, Inc., Type Solutions, Inc., and certain assets of Alaras Corporation; (iii) approximately $1,500,000 for the repayment of indebtedness, of which approximately $548,000 was paid to officers, directors and 10% stockholders of the Company and approximately $762,000 of which was paid to third parties; (iv) approximately $1,034,000 for royalty payments to others; (v) $500,000 for the investment in DiamondSoft, Inc.; and (vi) approximately $1,372,000 for the purchase and installation of equipment. The remaining net proceeds from the IPO are invested in short-term, interest-bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a)   Exhibits
         27.1     Financial Data Schedule for the three months ended
                  March 31, 2000.

   (b)   Reports on Form 8-K
         No reports on Form 8-K were filed during the three months ended March 31, 2000.




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


                                                        BITSTREAM INC.
                                                        --------------
                                                         (Registrant)


          SIGNATURE                              TITLE                                  DATE
          ---------                              -----                                  ----
/s/ ANNA M. CHAGNON              Executive Vice President, Chief Financial           May 11, 2000
---------------------            Officer and General Counsel (Principal
Anna M. Chagnon                  Financial Officer)


/s/ JAMES P. DORE                Corporate Controller (Principal Accounting          May 11, 2000
---------------------            Officer)
James P. Dore

