Form 10-Q
period 2000-06-30
BITSTREAM INC
filed 2000-08-14
CIK 818813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       or

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from __________ to ___________

                         COMMISSION FILE NUMBER: 0-21541

                                 BITSTREAM INC.
             (Exact name of registrant as specified in its charter)


                        DELAWARE                                          04-2744890
                        --------                                          ----------
     (State or other jurisdiction of incorporation or         (I.R.S. Employer Identification No.)
                      organization)

                    215 FIRST STREET
                CAMBRIDGE, MASSACHUSETTS                                      02142
                ------------------------                                      -----
        (Address of principal executive offices)                            (Zip Code)

                                 (617) 497-6222
                                 --------------

              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
-------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On August 7, 2000 there were 7,789,610 shares of Class A Common Stock, par value $0.01 per share, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.



                         BITSTREAM INC. AND SUBSIDIARIES

                                      INDEX

                                                                                   PAGE
                                                                                  NUMBERS

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

     CONSOLIDATED BALANCE SHEETS AS OF JUNE 30, 2000 AND DECEMBER 31,
            1999 ..............................................................        2

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS AND
            SIX MONTHS ENDED JUNE 30, 2000 AND 1999 ...........................        3

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED
            JUNE 30, 2000 AND 1999.............................................        4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................      5-10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS........................................      11-18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ............       18

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS......................................................       19

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS..............................       19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES........................................       19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................       20

ITEM 5. OTHER INFORMATION......................................................       21

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................................       22

               SIGNATURES......................................................       22

   ITEM 1. FINANCIAL STATEMENTS
                         BITSTREAM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)



                                                                                JUNE 30,      DECEMBER 31,
                                                                                  2000         1999
                                                                                  ----         ----
                                                 ASSETS

Current assets:
  Cash and cash equivalents                                                       $  7,852    $  9,037
  Accounts receivable, net of allowance of $1,277 and $980 at
     June 30, 2000 and December 31, 1999, respectively                               2,307       2,184
  Current portion of long-term accounts receivable and extended plan accounts receivable, net of allowance of $0 and $50
     at June 30, 2000 and December 31, 1999, respectively                               13           4
  Prepaid expenses and other current assets                                            180         297
                                                                                  --------    --------
       Total current assets                                                         10,352      11,522
                                                                                  --------    --------
Property and equipment, net                                                            692         763
                                                                                  --------    --------

Other assets:
   Restricted cash                                                                     300          --
   Long-term accounts receivable, net of allowance of $0  and
     $12 at June 30, 2000 and December 31, 1999, respectively                           12           4
   Goodwill, net of amortization of $798 and $680 at June
     30, 2000 and December 31, 1999, respectively                                    1,430       1,665
   Investment in DiamondSoft, Inc.                                                     473         462
   Other                                                                               130         187
                                                                                  --------    --------
Total other assets                                                                   2,345       2,318
                                                                                  --------    --------

        Total assets                                                              $ 13,389    $ 14,603
                                                                                  ========    ========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current maturities of capital lease obligations                                 $     13    $     27
  Accounts payable                                                                     271         351
  Income taxes payable                                                                   4          --
  Accrued expenses                                                                   1,278       1,126
  Deferred revenue                                                                     196         350
                                                                                  --------    --------

     Total current liabilities                                                       1,762       1,854

Long-term deferred revenue                                                              41           7
                                                                                  --------    --------

Total liabilities                                                                    1,803       1,861
                                                                                  --------    --------

Stockholders' equity :
  Common stock, $.01 par value.  Authorized - 30,500 shares
   Issued 7,835 and 7,550 at June 30, 2000 and December 31,
     1999, respectively                                                                 78          75
  Additional paid-in capital                                                        31,687      31,218
  Accumulated deficit                                                              (20,119)    (18,491)
  Treasury stock, at cost; 39 shares at June 30, 2000 and
     December 31, 1999                                                                 (60)        (60)
                                                                                  --------    --------
       Total stockholders' equity                                                   11,586      12,742
                                                                                  --------    --------

       Total liabilities and stockholders' equity                                 $ 13,389    $ 14,603
                                                                                  ========    ========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                            FOR THE THREE MONTHS           FOR THE SIX
                                                                ENDED JUNE 30,                MONTHS
                                                                                          ENDED JUNE 30,

                                                              2000        1999          2000          1999
                                                              ----        -----         ----          ----

Revenues:
   Software licenses..................................  $     2,043    $    1,374      3,786    $   3,328
   Services ..........................................          427           371        866          788
                                                           ---------    ----------  ---------    ---------
Total revenues........................................        2,470         1,745      4,652        4,116

Cost of revenues......................................          356           305        759          786
                                                           ---------    ----------  ---------    ---------

   Gross profit.......................................        2,114         1,440      3,893        3,330
                                                           ---------    ----------  ---------    ---------
Operating expenses:
   Selling and marketing..............................          960         1,093      1,938        2,015
   Research and development...........................        1,274         1,277      2,563        2,556
   General and administrative.........................          538           402      1,137          777
                                                           ---------    ----------  ---------    ---------
       Total operating expenses.......................        2,772         2,772      5,638        5,348
                                                           ---------    ----------  ---------    ---------

         Loss from operations.........................        (658)       (1,332)    (1,745)      (2,018)

Other income:
   Gain (loss) on investment in
     DiamondSoft, Inc.................................            3          (38)         11          (7)
   Interest income, net...............................          122           232        238          353
                                                           ---------    ----------  ---------    ---------
         Loss before provision for income taxes......
                                                              (533)       (1,138)    (1,496)      (1,672)
                                                           ---------    ----------  ---------    ---------

   Provision for income taxes.........................        (112)          (30)      (132)         (29)
                                                           ---------    ----------  ---------    ---------

       Net loss.......................................  $     (645)  $    (1,168)    (1,628)    $ (1,701)
                                                           =========    ==========  =========    =========

Basic and diluted net loss per share                    $    (0.08)  $     (0.16)     (0.21)    $  (0.24)
                                                           =========    ==========  =========    =========

Basic and diluted weighted average shares
  outstanding                                                7,777          7,212      7,671        7,170
                                                           =========    ==========  =========    =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                            FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,
  CASH FLOWS FROM OPERATING ACTIVITIES:                       2000           1999
                                                              ----           ----

    Net loss                                                 $ (1,628)   $ (1,701)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation                                              232         263
        Amortization                                              261         250
        Compensation on grant of stock options                     19          13
        (Gain) loss on investment in DiamondSoft, Inc.            (11)          7
        Changes in current assets and liabilities --
          Accounts receivable                                    (133)       (297)
          Long-term and extended plan accounts receivable          (8)         80
          Prepaid expenses and other current assets               118          40
          Accounts payable                                        (80)        116
          Accrued income taxes                                      4        (671)
          Accrued expenses                                        137        (350)
          Deferred revenue                                       (153)       (442)
                                                             --------    --------
                Net cash used in operating activities          (1,242)     (2,692)
                                                             --------    --------

  CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property and equipment                          (160)       (262)
    Proceeds from disposition of property and equipment            --           8
    Decrease in other assets                                       30          17
                                                             --------    --------
                Net cash used in investing activities            (130)       (237)
                                                             --------    --------

  CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term capital lease obligations                --         (14)
    Change in other long-term liabilities                          34          (5)
    Restricted cash                                              (300)         --
    Proceeds from the exercise of stock options/warrants          453         176
                                                             --------    --------
                Net cash provided by financing activities         187         157
                                                             --------    --------

  Net decrease in cash and cash equivalents                    (1,185)     (2,772)
  Cash and cash equivalents, beginning of period                9,037      14,252
                                                             --------    --------

  Cash and cash equivalents, end of period                   $  7,852    $ 11,480
                                                             ========    ========

  Cash paid for Interest                                     $      1    $      2
  Cash paid for Income Taxes                                 $      4    $    671

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

    The balance sheet as of June 30, 2000, the statements of operations for the three and six months ended June 30, 2000 and 1999, the statements of cash flows for the six months ended June 30, 2000 and 1999, and the notes to each thereof are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries for these interim periods.

    The results of operations for the three months and six months ended June
30, 2000 may not necessarily be indicative of the results to be expected for any future interim period or for the year ending December 31, 2000.

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

RECLASSIFICATIONS

      Certain reclassifications were made to the statements of operations for the three and six months ended June 30, 1999 to conform to the presentation of the three and six months ended June 30, 2000. Specifically, net bad debt recoveries of $110,000 and $186,000 for the three months and six months ended June 30, 1999 were subtracted from sales and marketing expense (thereby increasing this expense) and added to general and administrative expense (thereby decreasing this expense). These reclassifications did not impact total operating loss or net loss for the three months or six months ended June 30, 1999.

                         BITSTREAM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

RECENTLY ISSUED ACCOUNTING STANDARDS

    The SEC issued Staff Accounting Bulletin (SAB) No. 101, REVENUE RECOGNITION, in December 1999. In March 2000 and June 2000, the SEC issued SAB No. 101A and 101B, respectively, which delayed the implementation date of SAB No. 101. The Company is required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with the American Institute of Certified Public Accountants, Accounting Principles Board Opinion (APB) No. 20, ACCOUNTING CHANGES, no later than the fourth quarter of this year. The Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on future operating results.

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

(2) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following (in thousands):



                                                             JUNE 30,       DECEMBER 31,
                                                               2000                1999
                                                               ----                ----

Office and computer equipment.........................         $ 1,915             $ 1,814
Purchased  software...................................             340                 318
Equipment  under capital lease........................             167                 159
Furniture and fixtures................................             366                 366
Leasehold improvements................................             659                 637
                                                         ---------------    ----------------
                                                                 3,447               3,294

Less-- Accumulated depreciation and amortization                 2,755               2,531
                                                         ===============    ================
Property and equipment, net                                     $  692              $  763
                                                         ===============    ================

                         BITSTREAM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

(3) CONCENTRATION OF CREDIT RISK

    SFAS No. 105. DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its temporary cash investments in several financial institutions. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable. At June 30, 2000, three customers accounted for 15%, 11% and 10%, respectively, of the Company's accounts receivable. At December 31, 1999, two customers accounted for 14% and 11%, respectively, of the Company's accounts receivable. For the three months ended June 30, 2000, two customers accounted for 21% and 12%, respectively, of the Company's revenue. For the six months ended June 30, 2000, one customer accounted for 14% of the Company's revenue. For the three months ended June 30, 1999, one customer represented 13% of the Company's revenues. For the six months ended June 30, 1999, two customers represented 14% and 13%, respectively, of the Company's revenues.

    Furthermore, for the three months ended June 30, 2000, two customers of the Company's type and technology segment accounted for 20% and 10%, respectively, of the revenue for that segment, and three customers of the on-demand marketing segment accounted for 58%, 12% and 11%, respectively, of that segment's revenue. For the six months ended June 30, 2000, one customer of the Company's type and technology segment accounted for 11% of the revenue for that segment, and two customers of the on-demand marketing segment accounted for 47% and 16%, respectively, of that segment's revenue. For the three months ended June 30, 1999, two customers of the Company's type and technology segment accounted for 15% and 11%, respectively, of the revenue for that segment, and three customers of the on-demand marketing segment accounted for 48%, 33% and 11%, respectively, of that segment's revenue. For the six months ended June 30, 1999, one customer of the Company's type and technology segment accounted for 12% of the revenue for that segment, and three customers of the on-demand marketing segment accounted for 59%, 22% and 16%, respectively, of that segment's revenue.

                         BITSTREAM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

(4) ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):



                                                                  JUNE 30,          DECEMBER 31,
                                                                   2000                1999
                                                                   ----                ----
     Accrued royalties..................................            $ 251                  $199
     Payroll and other compensation.....................              395                   296
     Accrued professional and consulting services.......              399                   428
     Other..............................................              233                   203
                                                             ---------------   --------------------
          Total.........................................          $ 1,278               $ 1,126
                                                             ===============   ====================


(5) RESTRICTED CASH

    The Company has guaranteed $300,000 of debt for DiamondSoft, Inc. in a revolving line of credit agreement between DiamondSoft, Inc. and Wells Fargo Bank. This $300,000 guarantee is in the form of a letter of credit secured by cash on deposit with Wells Fargo Bank. DiamondSoft, Inc. is a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets in which the Company has a 25% ownership interest.

(6) LOSS PER SHARE (IN THOUSANDS)

    In accordance with SFAS No. 128, EARNINGS PER SHARE, basic earnings per share was determined by dividing net loss by the weighted average shares of common stock outstanding during the applicable period. Diluted earnings per share reflect dilution from potentially dilutive securities, primarily stock options based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported as the inclusion of the potential common stock equivalents would be antidilutive. Thus potential common shares were not included for the three months or six months ended June 30, 2000 or 1999. Had the numerator been a profit, the potential common shares would have increased the weighted average shares outstanding by 2,005 and 495 shares for the three months ended June 30, 2000 and 1999, respectively, and by 2,162 and 597 for the six months ended June 30, 2000 and 1999, respectively. In addition, there were warrants and options to purchase 116 and 1,233 shares for the three months ended June 30, 2000 and 1999, respectively, and 116 and 1,229 for the six months ended June 30, 2000 and 1999, respectively that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company's common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

                         BITSTREAM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

(6) SEGMENT REPORTING

     The Company's chief decision-maker, as defined under SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, is the Chief Executive Officer. The Company has determined it has three reportable segments as of January 1, 1999: (i) a type and technology segment; (ii) an on-demand marketing segment and (iii) an e-commerce initiative for selling fonts over the Internet. The Company's reportable segments are strategic business units that sell the Company's products through distinct distribution channels. They are managed separately as each business requires different marketing strategies. The Company's approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The e-commerce segment's revenues include revenue from products it purchases from the type and technology segment. The inter-segment revenues created by these transactions have been eliminated from both the segmented revenue below, as well as, the Company's consolidated financial statements. The Company evaluates performance based on profit or loss from operations before income taxes, not including non-recurring gains and losses. The following tables set forth interim period disclosure by business segments as required by SFAS No.
131. (in thousands):



                                                     THREE MONTHS ENDED            SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
REVENUE (FROM EXTERNAL CUSTOMERS):                  2000           1999            2000          1999
                                                    ----           ----            ----          ----

   Type and technology                                  1,551           1,485          3,259        3,152
    E-commerce (Myfonts.com)                                2             ---              2          ---
    On-demand marketing                                   917             260          1,391          964
                                                   -----------   -------------   -----------   -----------
          Consolidated revenue                   $      2,470  $        1,745  $       4,652 $      4,116
                                                   ===========   =============   ============  ===========

SEGMENT INCOME (LOSS) FROM OPERATIONS:

   Type and technology                                    193             194            483          371
    E-commerce (Myfonts.com)                            (104)            (42)          (213)         (64)
    On-demand marketing                                 (747)         (1,484)        (2,015)      (2,325)
                                                   -----------   -------------   -----------   -----------
          Consolidated loss from operations      $      (658)  $      (1,332)  $     (1,745) $    (2,018)
                                                   ===========   =============   ============  ===========

                         BITSTREAM INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

(7) GEOGRAPHICAL REPORTING

SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION also requires disclosures of certain "Enterprise-wide Information" including the information about major customers included in Note 3 and geographical areas. The Company attributes revenues to different geographical areas on the basis of the location of the customer. All of the Company's product sales for the three months and six months ended June 30, 2000 and 1999 were shipped from its headquarters located in the United States or its office located in Cheltenham, England. Revenues by geographic area are as follows (in thousands):



                                             THREE MONTHS               SIX MONTHS ENDED JUNE 30,
                                            ENDED JUNE 30,
Revenue:                                     2000            1999           2000        1999
                                        -----------     -----------    -----------    ------------
   United States                       $     1,424     $       942    $     3,058    $    2,720
   Canada                                      168              39            187          238
   Japan                                       359             331            525          424
   United Kingdom                              268             162            356          245

   Other (countries less than 5%
     individually, by region)
      Europe, excluding UK                     163             223            405          384
      Asia, excluding Japan                     88              48            121          105
                                        -----------     -----------    -----------   ----------
          Total revenue                $     2,470     $     1,745    $     4,652    $   4,116
                                        ===========     ===========    ===========   ==========

Long-lived tangible assets by geographic area are as follows (in thousands):



                                                  JUNE 30,      DECEMBER 31,
                                                    2000           1999
                                                    ----           ----
United States                                  $        679  $         748
England                                                  13             15
                                                 ===========   ============
     Total                                     $        692  $         763
                                                 ===========   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

Bitstream Inc. ("Bitstream" or the "Company"), headquartered in Cambridge, Massachusetts, develops, markets and supports software products and technologies to enhance the creation, management and transport of electronic documents. Bitstream currently has three separate and distinct business segments: (a) type and technology in which Bitstream develops and licenses Internet font technology and digital typefaces to Web and application developers, and to manufacturers of Internet appliances, wireless devices, set-top boxes, embedded systems, printers, and personal digital assistants; (b) Myfonts.com, a showcase of the world's fonts in one easy-to-use e-commerce Web site operated by Bitstream's wholly-owned subsidiary, Myfonts.com, Inc.; and (c) on-demand marketing in which the Company's wholly-owned subsidiary Pageflex, Inc. develops, markets and supports on-demand marketing software which automatically produces customized business marketing collateral such as datasheets and brochures directly from XML text and graphics data stored in web servers and/or databases.

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

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PERCENT AMOUNTS)

CONSOLIDATED REVENUES:



                             JUNE 30,        % of         JUNE 30,        % of               CHANGE
                              2000         REVENUE         1999           REVENUE       DOLLARS    PERCENT
                              ----         -------         ----           -------     -----------    -------
THREE MONTHS ENDED:
   Software licenses       $     2,043        82.7%     $     1,374        78.7%     $     669         48.7%
   Services                        427        17.3%             371        21.3%            56         15.1%
                            -----------   -----------     ------------   ----------    ----------
Total revenues             $     2,470       100.0%     $     1,745       100.0%     $     725         41.6%
                            ===========   ============    ============   ==========   ===========

SIX MONTHS ENDED:
   Software licenses       $     3,786        81.4%  $        3,328        80.9%     $     458         13.8%
   Services                        866        18.6%             788        19.1%            78         10.0%
                            -----------   -----------     ------------   ----------    ----------
Total revenues             $     4,652       100.0%  $        4,116       100.0%     $     536         13.0%
                            ===========   ============    ============   ==========    ===========


    The increase in revenues for the three months and six months ended June 30, 2000 as compared to the three and six months ended June 30, 1999 was attributable to increases from all business segments. These segments are discussed in more detail below.

TYPE AND TECHNOLOGY REVENUES:



                                       JUNE 30,        % of         JUNE 30,        % of               CHANGE
                                          2000       REVENUE        1999        REVENUE        DOLLARS    PERCENT
                                          ----       -------        ----        -------        -------    -------
THREE MONTHS ENDED:
   Software licenses                 $     1,493      96.3%   $    1,345       90.6%      $     148       11.0%
   Services                                   58       3.7%          140        9.4%           (82)     (58.6%)
                                       ---------  ----------    ----------   ----------    ----------
   Type and technology revenues      $     1,551     100.0%   $    1,485      100.0%      $      66        4.4%
                                       =========  ==========    ==========  ===========    ==========
   Percentage of total revenues            62.8%                   85.1%

SIX MONTHS ENDED:
   Software licenses                 $     3,048      93.5%   $    2,676       84.9%      $     372       13.9%
   Services                                  211       6.5%          476       15.1%          (265)     (55.6%)
                                       ---------  ----------    ----------   ----------    ----------
   Type and technology revenues      $     3,259    100.0%    $    3,152      100.0%      $     107        3.4%
                                       =========  ==========    =========   ===========   ==========
   Percentage of total revenues              70.1%                76.6%


     The increase in type and technology license revenues for the three months and six months ended June 30, 2000 versus the three and six months ended June 30, 1999 was due to increases in new OEM technology licensing, including the Company's Font Fusion product, of $245 and $475, respectively, and from increases in reseller sales of $74 and $91, respectively. These increases were partially offset by decreases in retail sales of $170 and $194 for the three months and six months ended June 30, 2000, respectively. Service revenue decreased for the three and six month periods ended June 30, 2000 because the Company generated significant non-recurring service revenues from designing the "Euro" currency typeface into specific customer fonts during the three months and six months ended June 30, 1999.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

E-COMMERCE (MYFONTS.COM) REVENUES:

    The Myfonts.com e-commerce web site was officially unveiled during the first quarter of 2000. This segment recorded revenue during the three months and six months ended June 30, 2000 of $2. This amount is net of inter-segment profits recorded by Bitstream totaling $6.


ON-DEMAND MARKETING REVENUES:



                                         JUNE 30,        % OF       JUNE 30,       % OF           CHANGE
                                             2000      REVENUE        1999       REVENUE    DOLLARS    PERCENT
                                             ----      -------        ----       -------    -------    -------

THREE MONTHS ENDED:
   Software licenses                     $     548        59.8%   $      29        11.2%   $    519       1,790%
   Services                                    369        40.2%         231        88.8%        138        59.7%
                                           --------  -----------    --------  -----------    -------
   On-demand publishing revenues         $     917       100.0%   $     260       100.0%   $    657       252.7%
                                           ========  ===========    ========  ===========    =======
   Percentage of total revenues              37.1%                    14.9%

SIX MONTHS ENDED:

   Software licenses                     $     736        52.9%   $     652        67.6%   $     84        12.9%
   Services                                    655        47.1%         312        32.4%        343       109.6%
                                           --------  -----------    --------  -----------    -------
   On-demand publishing revenues         $   1,391       100.0%   $     964       100.0%   $    427        44.3%
                                           ========  ===========    ========  ===========    =======
   Percentage of total revenues              29.9%                    23.4%

    The Company began shipping its on-demand marketing products during the first quarter of 1999. The increase in license revenue for the on-demand marketing segment for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 was attributable to increased OEM licensing fees from an existing long-term contract with Atex Media Solutions, Inc. ("Atex") of $252, as well as, increases in direct and reseller sales of the Company's Mpower and Persona products totaling $108 and $159, respectively. The increases in license revenue for the on-demand marketing segment for the six months ended June 30, 2000 as compared to the six months ended June 30, 1999 was primarily the result of the increases described above partially offset by a one-time $555 license fee from Inso Providence Corporation during the three months ended March 31, 1999. Revenue from services increased for the three months and six months ended June 30, 2000 as compared to the three months and six months ended June 30, 1999 due to increases in Mpower consulting and development fees for three customers totaling $121 and $273, respectively. The remaining increase is attributable to revenue from smaller consulting assignments, training, and product support maintenance.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED GROSS PROFIT:



                                                 JUNE 30,                   CHANGE
                                           2000           1999       DOLLARS        PERCENT
                                           ----           ----       -------        -------

THREE MONTHS ENDED:
   Gross profit                         $  2,114   $    1,440      $      674        46.8%
                                          =======    =========      ==========  ===========
   Percentage of total revenue             85.6%        82.5%

SIX MONTHS ENDED:
   Gross profit                         $  3,893   $    3,330      $      563        16.9%
                                          =======    =========      ==========  ===========
   Percentage of total revenue             83.7%        80.9%

    The increase in the gross profit for the three months and six months ended June 30, 2000 as compared to the three months and six months ended June 30, 1999 is primarily attributable to the increase in license revenue during these periods. Gross profit as a percentage of sales increased because revenue from licenses increased as a percentage of total revenue, while revenue from services decreased, and because the costs associated with generating service revenues are higher than those associated with generating license revenues.

    Cost of revenue is comprised of direct costs of licenses, as well as direct costs of product sales to end users. Included in the cost of licenses are fees paid to third parties for the development or license of rights to technology and/or unique typeface designs and costs incurred in the fulfillment of custom orders from OEM and ISV customers. Included in cost of product sales to end users and distributors are the direct costs associated with the duplication, packaging and shipping of product.

CONSOLIDATED SELLING AND MARKETING:



                                               JUNE 30,                         CHANGE
                                          2000           1999           DOLLARS     PERCENT
                                          ----           ----           -------     -------
THREE MONTHS ENDED:
   Selling and marketing              $      960   $     1,093     $     (133)       (12.2%)
                                       ==========   ===========     ===========   ===========
   Percentage of total revenue             38.9%         62.6%

SIX MONTHS ENDED:
   Selling and marketing              $    1,938   $     2,015     $      (77)        (3.8%)
                                       ==========   ===========     ===========   ===========
   Percentage of total revenue             41.7%         49.0%

    Selling and marketing expenses for the type and technology segment decreased $138 and $155, respectively, during the three months and six months ended June 30, 2000 to $385 and $803. These decreases were mostly attributable to reduction in the number of type and technology marketing personnel.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED SELLING AND MARKETING (CONTINUED):

     Selling and marketing costs associated with the on-demand marketing segment decreased $2 from $570 to $568 and increased $73 from $1,056 to $1,129, respectively during the three months and six months ended June 30, 2000 as compared to the three months and six months ended June 30, 1999. Salary and related expenses increased $93 and $176 during the three months and six months ended June 30, 2000, respectively, as compared to the three and six months ended June 30, 1999. The Company has continued to build the sales and marketing infrastructure necessary to promote its on-demand marketing products. This increase was mostly offset by decreases in advertising and outside marketing consulting services utilized during the three months ended June 30, 2000.

CONSOLIDATED RESEARCH AND DEVELOPMENT ("R&D"):



                                              JUNE, 30                CHANGE
                                        2000           1999     DOLLARS     PERCENT
                                        ----           ----     -------     -------
THREE MONTHS ENDED:
   Research and development          $   1,274   $   1,277    $    (3)       (0.2%)
                                      =========   =========    =========   ==========
   Percentage of total revenue           51.6%       73.2%

  SIX MONTHS ENDED:
   Research and development          $   2,563   $   2,556    $      7       (0.3%)
                                      =========   =========    ========   ==========
   Percentage of total revenue           55.1%       62.1%

     Total research and development expense remained relatively constant during the first six months of 2000. They decreased as a percentage of total revenues because of the large increase in revenue during the periods presented. This expense reflects the increased investment in Myfonts.com, the Company's e-commerce initiative, of $48 from $42 during the three months ended June 30, 1999 to $90 during the three months ended June 30, 2000, and of $134 from $64 during the six months ended June 30, 1999 to $198 during the six months ended June 30, 2000.

    R&D costs associated with the type and technology segment increased $80 and $37, respectively, from $381 and $866 during the three months and six months ended June 30, 1999 to $461 and $903 during the three months and six months ended June 30, 2000.

    R&D costs associated with the on-demand marketing segment decreased $130 and $165, respectively, from $854 and $1,626 during the three months and six months ended June 30, 1999 to $724 and $1,461 during the three months and six months ended June 30, 2000.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED GENERAL AND ADMINISTRATIVE ("G&A"):



                                             JUNE 30,                    CHANGE
                                       2000           1999         DOLLARS    PERCENT
                                       ----           ----         -------    -------

THREE MONTHS ENDED:
   General and administrative       $     538    $     402      $     136      33.8%
                                     =========    =========      =========    =========
   Percentage of total revenue          21.8%        23.0%

SIX MONTHS ENDED:
   General and administrative       $   1,137    $     777      $     360      46.33%
                                     =========    =========      =========    =========
   Percentage of total revenue          24.4%        18.9%


G&A costs associated with the type and technology segment increased $141 and $351, respectively, from $116 and $226 during the three months and six months ended June 30, 1999 to $257 and $577 during the three months and six months ended June 30, 2000. Bad debt expense increased $207 and $455, respectively, during the three months and six months ended June 30, 2000 as compared to the three months and six months ended June 30, 1999. Bad debt reserves, primarily attributable to two customers, were increased during the three months and six months ended June 30, 2000 and bad debt recoveries of $110 and $186 during the three months and six months ended June 30, 1999, respectively, accounted for these increases. G&A expenses decreased $66 and $104, excluding bad debt activity, during the three months and six months ended June 30, 2000 as compared to the three months and six months ended June 30, 1999, respectively. These decreases are attributable to decreases in depreciation and corporate sponsorships during 2000.

G&A costs associated with the on-demand marketing segment decreased $15 and $0, respectively, from $287 and $551 during the three months and six months ended June 30, 1999 to $272 and $551 during the three months and six months ended June 30, 2000. G&A costs associated with the e-commerce segment increased $9 and $10, respectively, to $9 and $10 during the three months and six months ended June 30, 2000.

INCOME ON INVESTMENT IN DIAMONDSOFT, INC.:

     The Company made a $500 equity investment in DiamondSoft, Inc. on March 13, 1998 representing a 25% ownership interest. DiamondSoft, Inc. is a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. The Company's prorata share of DiamondSoft's income or (loss) was $3 and $(38) for the three months ended June 30, 2000 and 1999, respectively, and $11 and $(7) for the six months ended June 30, 2000 and 1999, respectively.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

OTHER INCOME, NET:

Other income consists primarily of interest income earned. Interest income decreased $110 from $232 to $122 and $115 from $353 to $238, respectively, during the three months and six months ended June 30, 2000 versus the three and six month periods ended June 30, 1999. The decreases are primarily attributable to decreases in the amount of cash available for investment.

PROVISION FOR INCOME TAXES:

    The Company's income tax expense for the three months and six months ended June 30, 2000 is predominantly attributable to foreign income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations and cash received from the sale of the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998. As of June 30, 2000, the Company had net working capital of $8,590 versus $9,668 at December 31, 1999.

    The Company used approximately $1,242 of its cash to fund its operating activities during the six months ended June 30, 2000 as compared to $2,692 during the six months ended June 30, 1999. The cash used during the six months ended June 30, 2000 was primarily used to fund the net losses from the on-demand publishing and Myfonts.com businesses, partially offset by the income from the type and technology business.

    The Company used approximately $130 and $237 of its cash for investing activities during the six months ended June 30, 2000 and 1999, respectively, primarily for the purchase of property and equipment.

    The Company's financing activities provided cash of $187 and $157 during the six months ended June 30, 2000 and 1999, respectively. The cash provided during both of these periods is primarily attributable to the exercise of stock options. During the six months ended June 30, 2000 the cash received from option exercises was reduced by long-term restricted cash of $300 for the guarantee of DiamondSoft's revolving line of credit.

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

    As of June 30, 2000 the Company had no material commitments for capital expenditures. From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company's business. Any such transactions consummated may use a portion of the Company's working capital or require the issuance of equity or debt.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                            IMPACT OF YEAR 2000 ISSUE

    YEAR 2000 READINESS DISCLOSURE - made pursuant to the Year 2000 Information and Readiness Disclosure Act, Pub. L. No. 105-271 (1998).

    As of August 9, 2000, the Company has not experienced any material Year
2000 related disruptions in its operations. During 1999, the Company completed testing of its current software products, engaged in conducting a Year 2000 readiness audit of its internal IT and non-IT systems (including telecommunication, facilities management, safety and security systems) and received assurances from third party component and software providers of their Year 2000 readiness. These procedures were more fully described by the Company in its 1999 Annual Report on Form 10-K, filed with the SEC on March 30, 2000. The expenses incurred to date have not had a material impact on the Company's results of operations or financial condition. At this time, the Company believes that most Year 2000 problems should have become evident and does not believe that it will have additional Year 2000 expenses, but will fund any unanticipated expenses through cash flows from operations.

PART 1, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS AND DERIVATIVE COMMODITY INSTRUMENTS.

    As of June 30, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES.

    The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

    The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the three months and six months ended June 30, 2000. Currently, the Company does not engage in foreign currency hedging activities.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Instruments defining the rights of the holders of any class of registered securities of the Company have not been materially modified during the three months ended June 30, 2000.

(b) Rights evidenced by any class of registered securities of the Company have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended June 30, 2000.

(c) There were no unregistered securities sold by the Company during the three months ended June 30, 2000.

(d) Use of Proceeds
    As of June 30, 2000, the approximately $12,200,000 net proceeds from the Company's initial public offering (IPO) of its Class A Common Stock pursuant to its Registration Statement on Form S-1, Commission File No. 333-11519, declared effective October 30, 1996, have been used as follows:
    (i) approximately $200,000 for the buildout of Bitstream's leased facilities in Cambridge, Massachusetts to accommodate the additional personnel that joined the Company as a result of the acquisition of Archetype, Inc.; (ii) approximately $6,041,000 for the acquisitions of Mainstream Software Solutions, Ltd., Archetype, Inc., Type Solutions, Inc., and certain assets of Alaras Corporation; (iii) approximately $1,500,000 for the repayment of indebtedness, of which approximately $548,000 was paid to officers, directors and 10% stockholders of the Company and approximately $762,000 of which was paid to third parties; (iv) approximately $1,139,000 for royalty payments to others; (v) $500,000 for the investment in DiamondSoft, Inc.; and (vi) approximately $1,419,000 for the purchase and installation of equipment. The remaining net proceeds from the IPO are invested in short-term, interest-bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were brought to a vote of security holders during the three months ended June 30, 2000.

    (a) On July 25, 2000, the Annual Meeting of Stockholders of the Company was held at the Royal Sonesta Hotel, 5 Cambridge Parkway, Cambridge, Massachusetts 02142.

    (b) George B. Beitzel, Charles Ying, Amos Kaminski and David G. Lubrano were elected at the Annual Meeting to serve as directors of the Company.

    (c) At the Annual Meeting, the Stockholders also voted to approve and ratify the adoption of a 2000 Stock Plan.

The following votes were tabulated on the aforementioned proposals:

1. To elect a board of four (4) directors to serve until the next Annual Meeting of Stockholders or until their respective successors are elected and qualified.



         NOMINEE                    FOR                 WITHHELD AUTHORITY

         George Beitzel             6,338,435              1,010,724
         Amos Kaminski              6,338,235              1,010,924
         David Lubrano              6,338,435              1,010,724
         Charles Ying               6,614,985                734,174

2. To approve and ratify the adoption of the Company's 2000 Stock Plan.



         FOR                       AGAINST                   ABSTAIN        BROKER NON-VOTE

         2,401,116                  1,092,892                 13,505          3,841,646

  (d) Not applicable.

ITEM 5. OTHER INFORMATION

    In February 2000, the Board of Directors approved the Bitstream Inc. 2000 Stock Plan under which the Company may grant options to purchase up to 1,000,000 shares of Bitstream Common Stock. This plan was approved by the stockholders of the Company at the July 25, 2000 Annual Meeting of Stockholders. As of August 11, 2000, no options have been issued under this plan. As of August 11, 2000, there were 162,122 shares available for grant under the 1994 Stock Plan, zero shares available for grant under the 1996 Stock Plan and 53,050 shares available for grant under the 1997 Stock Plan.

    In February 2000, the Board of Directors approved the Pageflex 2000 Stock Plan under which the Company may grant options to purchase up to 3,000,000 shares of Pageflex Common Stock (which represents approximately 17% of the 18,000,000 outstanding shares of Pageflex Common Stock on a fully-diluted basis). Options to purchase 2,183,000 shares have been approved for grant to current employees of the subsidiary as well as to certain Bitstream employees and directors to motivate them to help Pageflex achieve its potential and maximize shareholder value. These options have an exercise price of $0.40 per share and vest in three equal annual installments beginning one year from the date of grant.

    In February 2000, the Board of Directors approved the MyFonts.com, Inc. 2000 Stock Plan under which the company may grant options to purchase up to 3,000,000 shares of MyFonts.com Common Stock (which represents approximately 17% of the 18,000,000 outstanding shares of MyFonts.com Common Stock on a fully-diluted basis). Options to purchase 1,830,000 shares have been approved for grant to current employees of the subsidiary as well as to certain Bitstream employees and directors to motivate them to help MyFonts.com achieve its potential and maximize shareholder value. These options have an exercise price of $0.40 per share and vest in three equal annual installments beginning one year from the date of grant.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


  (a) Exhibits
       4.1       Bitstream Inc. 2000 Stock Plan
       4.2       Pageflex, Inc. 2000 Stock Plan
       4.3       MyFonts.com, Inc. 2000 Stock Plan
       27.1      Financial Data Schedule for the three months ended June 30, 2000.

  (b) Reports on Form 8-K
      No reports on Form 8-K were filed during the three months ended June 30, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 BITSTREAM INC.
                                  (Registrant)

             SIGNATURE                              TITLE                            DATE

/s/ Anna M. Chagnon           President, Chief Financial Officer and           August 14, 2000
-------------------
Anna M. Chagnon               General Counsel (Principal Financial
                              Officer)

/s/ James P. Dore
-------------------
James P. Dore                 Corporate Controller (Principal Accounting       August 14, 2000
                              Officer)