Form 10-Q
period 2000-09-30
BITSTREAM INC
filed 2000-11-14
CIK 818813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

                                       or

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
(State or other jurisdiction of incorporation or         (I.R.S. Employer
                 organization)                           Identification No.)

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On November 7, 2000 there were 7,852,159 shares of Class A Common Stock, par value $0.01 per share, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.

                         BITSTREAM INC. AND SUBSIDIARIES

                                      INDEX

                                                                                                                  PAGE
PART I. FINANCIAL INFORMATION                                                                                    NUMBERS
                                                                                                                 -------
ITEM 1. FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2000 AND
            DECEMBER 31, 1999 ..........................................................................           2

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
            MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999 ...................................           3

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
            MONTHS ENDED SEPTEMBER 30, 2000 AND 1999....................................................           4

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS....................................................         5-10

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              AND RESULTS OF OPERATIONS.................................................................         11-18

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....................................          19

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...............................................................................          20

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................................          20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................................................          20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................          21

ITEM 5. OTHER INFORMATION...............................................................................          22

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................          22

               SIGNATURES...............................................................................          22

ITEM 1. FINANCIAL STATEMENTS

                         BITSTREAM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                       SEPTEMBER     DECEMBER
                                                                                          30,           31,
                                                                                         2000          1999
                                                                                       --------      --------
                                            ASSETS
Current assets:
  Cash and cash equivalents ......................................................     $  7,477      $  9,037
  Accounts receivable, net of allowance of $1,409 and $980 at
     September 30, 2000 and December 31, 1999, respectively ......................        2,643         2,184
  Current portion of long-term accounts receivable and extended plan accounts receivable, net of allowance of $38 and $50
     at September 30, 2000 and December 31, 1999, respectively ...................            1             4
  Prepaid expenses and other current assets ......................................           95           297
                                                                                       --------      --------
       Total current assets ......................................................       10,216        11,522
                                                                                       --------      --------
Property and equipment, net ......................................................          642           763
                                                                                       --------      --------

Other assets:
  Restricted cash ................................................................          300            --
  Long-term accounts receivable, net of allowance of $12 at September 30, 2000 and
     December 31, 1999, ..........................................................            2             4
  Goodwill, net of amortization of $1,032 and $680 at September
     30, 2000 and December 31, 1999, respectively ................................        1,313         1,665
  Investment in DiamondSoft, Inc. ................................................          463           462
  Other ..........................................................................          138           187
                                                                                       --------      --------
Total other assets ...............................................................        2,216         2,318
                                                                                       --------      --------
        Total assets .............................................................     $ 13,074      $ 14,603
                                                                                       ========      ========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of capital lease obligations ................................     $      5      $     27
  Accounts payable ...............................................................          298           351
  Income taxes payable ...........................................................            9            --
  Accrued expenses ...............................................................        1,252         1,126
  Deferred revenue ...............................................................          503           350
                                                                                       --------      --------
       Total current liabilities .................................................        2,067         1,854

Long-term deferred revenue .......................................................           28             7
                                                                                       --------      --------
Total liabilities ................................................................        2,095         1,861
                                                                                       --------      --------

Stockholders' equity:
  Common stock, $.01 par value.  Authorized - 30,500 shares
   Issued 7,850 and 7,550 at September 30, 2000 and December
   31, 1999, respectively ........................................................           78            75
  Additional paid-in capital .....................................................       31,692        31,218
  Accumulated deficit ............................................................      (20,731)      (18,491)
  Treasury stock, at cost; 39 shares .............................................          (60)          (60)
                                                                                       --------      --------
       Total stockholders' equity ................................................       10,979        12,742
                                                                                       --------      --------
       Total liabilities and stockholders' equity ................................     $ 13,074      $ 14,603
                                                                                       ========      ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       FOR THE THREE MONTHS ENDED      FOR THE NINE
                                                            SEPTEMBER 30,         MONTHS ENDED SEPTEMBER 30,
                                                            -------------         --------------------------
                                                            2000        1999         2000         1999
                                                          -------      -------      -------      -------
Revenues:
   Software licenses ................................     $ 2,079      $ 2,179      $ 5,866      $ 5,507
   Services .........................................         163          510        1,028        1,298
                                                          -------      -------      -------      -------
Total revenues ......................................       2,242        2,689        6,894        6,805

Cost of revenues ....................................         242          323        1,000        1,109
                                                          -------      -------      -------      -------
   Gross profit .....................................       2,000        2,366        5,894        5,696
                                                          -------      -------      -------      -------
Operating expenses:
   Selling and marketing ............................         900        1,228        2,839        3,242
   Research and development .........................       1,126        1,158        3,689        3,713
   General and administrative .......................         654          406        1,791        1,185
                                                          -------      -------      -------      -------
       Total operating expenses .....................       2,680        2,792        8,319        8,140
                                                          -------      -------      -------      -------
         Loss from operations .......................        (680)        (426)      (2,425)      (2,444)

Other income:
   Gain (loss) on investment in
      DiamondSoft, Inc. .............................         (10)          18            1           11
   Interest income, net .............................         117          150          355          502
                                                          -------      -------      -------      -------
         Loss before provision for income taxes .....        (573)        (258)      (2,069)      (1,931)

   Provision for income taxes .......................         (39)         (12)        (171)         (40)
                                                          -------      -------      -------      -------
       Net loss .....................................     $  (612)     $  (270)     $(2,240)     $(1,971)
                                                          =======      =======      =======      =======
Basic and diluted net loss per share ................     $ (0.08)     $ (0.04)       (0.29)     $ (0.27)
                                                          =======      =======      =======      =======

Basic and diluted weighted average shares outstanding       7,811        7,289        7,726        7,209
                                                          =======      =======      =======      =======

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           FOR THE NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               2000          1999
                                                             -------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss .............................................     $(2,240)     $ (1,971)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation .....................................         339           372
      Amortization .....................................         393           393
      Compensation on grant of stock options ...........          14            19
      Gain on investment in DiamondSoft, Inc. ..........          (1)          (11)
      Changes in current assets and liabilities --
        Accounts receivable ............................        (457)         (617)
        Long-term and extended plan accounts receivable            2            88
        Prepaid expenses and other current assets ......         202           138
        Accounts payable ...............................         (53)          188
        Accrued income taxes ...........................           9          (692)
        Accrued expenses ...............................         126          (966)
        Deferred revenue ...............................         153          (947)
                                                             -------      --------
              Net cash used in operating activities ....      (1,513)       (4,006)
                                                             -------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment ..................        (218)         (366)
  Restricted cash ......................................        (300)           --
  Proceeds from disposition of property and equipment ..          --             8
  Decrease in other assets .............................           9            16
                                                             -------      --------
              Net cash used in investing activities ....        (509)         (342)
                                                             -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term capital lease obligations ......         (22)          (19)
  Change in long-term deferred revenue .................          21            (3)
  Proceeds from the exercise of stock options/warrants .         463           292
                                                             -------      --------
              Net cash provided by  financing activities         462           270
                                                             -------      --------
Net decrease in cash and cash equivalents ..............      (1,560)       (4,078)
Cash and cash equivalents, beginning of period .........       9,037        14,252
                                                             -------      --------
Cash and cash equivalents, end of period ...............     $ 7,477      $ 10,174
                                                             =======      ========
Cash paid for Interest .................................     $     1      $      4
Cash paid for Income Taxes .............................     $     6      $    692


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

(1) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The condensed consolidated financial statements of Bitstream Inc. (the "Company" or "Bitstream") presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 1999 has been derived from the Company's audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the period ended December 31, 1999 included in the Company's Annual Report on Form 10-K, which was filed by the Company with the SEC on March 30, 2000.

    The balance sheet as of September 30, 2000, the statements of operations for the three and nine months ended September 30, 2000 and 1999, the statements of cash flows for the nine months ended September 30, 2000 and 1999, and the notes to each thereof are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries for these interim periods.

    The results of operations for the three months and nine months ended September 30, 2000 may not necessarily be indicative of the results to be expected for the year ending December 31, 2000.

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

RECLASSIFICATIONS

      Certain reclassifications were made to the statements of operations for the three and nine months ended September 30, 1999 to conform to the presentation of the three and nine months ended September 30, 2000. Specifically, net bad debt recoveries of $15,000 and $201,000 for the three months and nine months ended September 30, 1999 were subtracted from sales and marketing expense (thereby increasing this expense) and added to general and administrative expense (thereby decreasing this expense). These reclassifications did not impact total operating loss or net loss for the three months or nine months ended September 30, 1999.

                         BITSTREAM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

      In March 2000, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25, (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 including the definition of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. The Company has adopted FIN 44, which will not have a material impact on the Company's financial position or results of operations.

      In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative financial instruments and hedging activities and requires the Company to recognize all derivatives as either assets or liabilities on the balance sheet and measure them at fair value. Gains and losses resulting from changes in fair value would be accounted for depending on the use of the derivative and whether it is designated and qualifies for hedge accounting. In June 1999, the FASB issued SFAS 137, which deferred the implementation of SFAS 133. In June 2000, the FASB issued SFAS 138, which amends SFAS 133 with regards to specific hedging risks, foreign-currency-dominated assets and liabilities, and intercompany derivatives. The Company has adopted SFAS 133, as amended by SFAS 138, which will not have a material impact on the Company's financial position or results of operations.

(2) PROPERTY AND EQUIPMENT

      Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following (in thousands):

                                                  SEPTEMBER 30,   DECEMBER 31,
                                                      2000           1999
                                                     ------         ------

Office and computer equipment ..................     $1,968         $1,814
Purchased  software ............................        345            318
Equipment  under capital lease .................        167            159
Furniture and fixtures .........................        366            366
Leasehold improvements .........................        659            637
                                                     ------         ------
                                                      3,505          3,294

Less--Accumulated depreciation and amortization.      2,863          2,531
                                                     ------         ------
Property and equipment, net ....................     $  642         $  763
                                                     ======         ======

                         BITSTREAM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

(3) CONCENTRATION OF CREDIT RISK

    SFAS No. 105. DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places its temporary cash investments in several financial institutions. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable. At September 30, 2000, one customer accounted for 12% of the Company's accounts receivable. At December 31, 1999, two customers accounted for 14% and 11%, respectively, of the Company's accounts receivable. For the three months ended September 30, 2000, one customer accounted for 11% of the Company's revenue. For the nine months ended September 30, 2000, one customer accounted for 12% of the Company's revenue. For the three months ended September 30, 1999, three customers represented 30%, 19%, and 11%, respectively, of the Company's revenues. For the nine months ended September 30, 1999, three customers represented 15%, 10% and 10%, respectively, of the Company's revenues.

    Furthermore, for the three months ended September 30, 2000, one customer of the Company's type and technology segment accounted for 16% of the revenue for that segment, and three customers of the on-demand marketing segment accounted for 32%, 15% and 14%, respectively, of that segment's revenue. For the nine months ended September 30, 2000, no customers of the Company's type and technology segment accounted for more than 10% of the revenue for that segment, while two customers of the on-demand marketing segment accounted for 42% and 16%, respectively, of that segment's revenue. For the three months ended September 30, 1999, one customer of the Company's type and technology segment accounted for 35% of the revenue for that segment, and two customers of the on-demand marketing segment accounted for 64% and 22%, respectively, of that segment's revenue. For the nine months ended September 30, 1999, one customer of the Company's type and technology segment accounted for 15% of the revenue for that segment, and four customers of the on-demand marketing segment accounted for 46%, 26%, 13%, and 12%, respectively, of that segment's revenue.

                         BITSTREAM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

 (4) ACCRUED EXPENSES

     Accrued expenses consist of the following (in thousands):

                                              SEPTEMBER 30,   DECEMBER 31,
                                                  2000           1999
                                                 ------         ------
Accrued royalties ..........................     $  247         $  199
Payroll and other compensation .............        423            296
Accrued professional and consulting services        364            428
Other ......................................        218            203
                                                 ------         ------
     Total .................................     $1,252         $1,126
                                                 ======         ======

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


(6)  LOSS PER SHARE (IN THOUSANDS)

     In accordance with SFAS No. 128, EARNINGS PER SHARE, basic earnings per share was determined by dividing net loss by the weighted average shares of common stock outstanding during the applicable period. Diluted earnings per share reflect dilution from potentially dilutive securities, primarily stock options based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported as the inclusion of the potential common stock equivalents would be antidilutive. Thus potential common shares were not included for the three months or nine month periods ended September 30, 2000 or 1999. Had the numerator been a profit, the potential common shares would have increased the weighted average shares outstanding by 1,543 and 416 shares for the three months ended September 30, 2000 and 1999, respectively, and by 2,003 and 538 for the nine months ended September 30, 2000 and 1999, respectively. In addition, there were warrants and options to purchase 235 and 2,029 shares for the three months ended September 30, 2000 and 1999, respectively, and 116 and 1,148 for the nine months ended September 30, 2000 and 1999, respectively that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company's common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

                         BITSTREAM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

(7) SEGMENT REPORTING

      The Company's chief decision-maker, as defined under SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION, is the Chief Executive Officer. The Company has determined it has three reportable segments: (i) a type and technology segment; (ii) an on-demand marketing segment and (iii) an e-commerce initiative for selling fonts over the Internet. The Company's reportable segments are strategic business units that sell the Company's products through distinct distribution channels. They are managed separately as each business requires different marketing strategies. The Company's approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The e-commerce segment's revenues include revenue from products it purchases from the type and technology segment. The inter-segment revenues created by these transactions have been eliminated from both the segmented revenue below, as well as the Company's consolidated financial statements. The Company evaluates performance based on profit or loss from operations before income taxes, not including non-recurring gains and losses. The following tables set forth interim period disclosure by business segments as required by SFAS No.
131. (in thousands):

                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                     SEPTEMBER 30,            SEPTEMBER 30,
                                                ----------------------------------------------
REVENUE (FROM EXTERNAL CUSTOMERS):               2000         1999         2000          1999
                                                -------      -------      -------      -------
   Type and technology ....................       1,610        1,413        4,870        4,565
    E-commerce (Myfonts.com) ..............           7         --              9         --
    On-demand marketing ...................         625        1,276        2,015        2,240
                                                -------      -------      -------      -------
          Consolidated revenue ............     $ 2,242      $ 2,689      $ 6,894      $ 6,805
                                                =======      =======      =======      =======

SEGMENT INCOME (LOSS) FROM OPERATIONS:
   Type and technology ....................         339          111          823          483
    E-commerce (Myfonts.com) ..............         (97)         (81)        (309)        (145)
    On-demand marketing ...................        (922)        (456)      (2,939)      (2,782)
                                                -------      -------      -------      -------
          Consolidated loss from operations     $  (680)     $  (426)     $(2,425)     $(2,444)
                                                =======      =======      =======      =======

                         BITSTREAM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

(8) GEOGRAPHICAL REPORTING

SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION also requires disclosures of certain "Enterprise-wide Information" including the information about major customers included in Note 3 and geographical areas. The Company attributes revenues to different geographical areas on the basis of the location of the customer. All of the Company's product sales for the three months and nine months ended September 30, 2000 and 1999 were shipped from its headquarters located in the United States or its office located in Cheltenham, England. Revenues by geographic area are as follows (in thousands):

                                    THREE MONTHS
                                        ENDED           NINE MONTHS ENDED
                                    SEPTEMBER 30,          SEPTEMBER 30,
                                  -----------------    ------------------
Revenue:                           2000       1999       2000       1999
                                  ------     ------     ------     ------
United States ...............     $1,381     $1,737     $4,436     $4,457
Canada ......................         82        525        269        762
Japan .......................        343        172        868        632
United Kingdom ..............        217         80        454        325

Other (countries less than 5%
  individually, by region)
   Europe, excluding UK .....        185        165        717        471
   Asia, excluding Japan ....         34         10        150        158
                                  ------     ------     ------     ------
       Total revenue ........     $2,242     $2,689     $6,894     $6,805
                                  ======     ======     ======     ======

Long-lived tangible assets by geographic area are as follows (in thousands):

                            SEPTEMBER 30,   DECEMBER 31,
                              2000             1999
                            -------          -------
United States .........     $   631          $   748
England ...............          11               15
                            -------          -------
     Total ............     $   642          $   763
                            =======          =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto.

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

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PERCENT AMOUNTS)

CONSOLIDATED REVENUES:

                                       SEPTEMBER 30,
                         -----------------------------------------
                                      % OF                  % OF          CHANGE
                          2000       REVENUE    1999       REVENUE  DOLLARS    PERCENT
                         ------       -----    ------       -----    -----       -----
THREE MONTHS ENDED:
   Software licenses     $2,080        92.8%   $2,179        81.0%   $ (99)       (4.5%)
   Services ........        162         7.2%      510        19.0%    (348)      (68.0%)
                         ------       -----    ------       -----    -----       -----
Total revenues .....     $2,242       100.0%   $2,689       100.0%   $(447)      (16.6%)
                         ======       =====    ======       =====    =====       =====

NINE MONTHS ENDED:
   Software licenses     $5,865        85.1%   $5,506        80.9%   $ 359         6.5%
   Services ........      1,029        14.9%    1,299        19.1%    (270)      (20.8%)
                         ------       -----    ------       -----    -----       -----
Total revenues .....     $6,894       100.0%   $6,805       100.0%   $  89        1.3%
                         ======       =====    ======       =====    =====       =====

    The decrease in revenues for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 was attributable to a decrease in revenue from the on-demand marketing business segment of $651, partially offset by increases in revenues from the type and technology and E-commerce business segments of $197 and $7, respectively. The increase in revenues for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was attributable to increases in the type and technology and E-commerce business segments of $305 and $9, respectively, partially offset by a decrease in the on-demand marketing segment of $225. These segments are discussed in more detail below.


TYPE AND TECHNOLOGY REVENUES:

                                                  SEPTEMBER 30,
                                    -----------------------------------------
                                                  % OF                  % OF         CHANGE
                                     2000        REVENUE    1999       REVENUE  Dollars    Percent
                                    ------        -----    ------       -----    -----     -------

THREE MONTHS ENDED:
   Software licenses ..........     $1,548         96.1%   $1,231        87.1%   $ 317        25.8%
   Services ...................         62          3.9%      182        12.9%    (120)      (65.9%)
                                    ------        -----    ------       -----    -----       -----
   Type and technology revenues     $1,610        100.0%   $1,413       100.0%   $ 197        13.9%
                                    ======        =====    ======       =====    =====       ====
   Percentage of total revenues       71.8%                  52.5%

NINE MONTHS ENDED:
   Software licenses ..........     $4,596         94.4%   $3,907        85.6%   $ 689        17.6%
   Services ...................        274          5.6%      658        14.4%    (384)      (58.4%)
                                    ------        -----    ------       -----    -----       -----
   Type and technology revenues     $4,870        100.0%   $4,565       100.0%   $ 305         6.7%
                                    ======        =====    ======       =====    =====       =====
   Percentage of total revenues       73.9%                  67.1%

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

TYPE AND TECHNOLOGY REVENUES, CONTINUED:

     The increase in type and technology license revenues for the three months and nine months ended September 30, 2000 versus the three and nine months ended September 30, 1999 was due to increases in new OEM technology licensing, including the Company's Font Fusion product, of $280 and $755, respectively, and from increases in reseller sales of $47 and $138, respectively. These increases were partially offset by decreases in retail sales of $10 and $204 for the three months and nine months ended September 30, 2000, respectively. Service revenue decreased for the three and nine months ended September 30, 2000 because the Company generated significant non-recurring service revenues from designing the "Euro" currency typeface into specific customer fonts during the three months and nine months ended September 30, 1999, which was not repeated in 2000.


E-COMMERCE (MYFONTS.COM) REVENUES:

     The Myfonts.com e-commerce web site was officially unveiled during the first quarter of 2000. This segment recorded revenue during the three months and nine months ended September 30, 2000 of $7 and $9, respectively. This amount is net of inter-segment profits recorded by Bitstream totaling $13 and $19, respectively.

ON-DEMAND MARKETING REVENUES:

                                                                  SEPTEMBER 30,
                                                   --------------------------------------------
                                                                % OF                      % OF           CHANGE
                                                    2000       REVENUE        1999       REVENUE   DOLLARS    PERCENT
                                                   -------      -----        -------      -----    -------    -------

THREE MONTHS ENDED:
   Software licenses.........................      $   525       84.0%       $   948       74.3%   $  (423)   (44.6%)
   Services..................................          100       16.0%           328       25.7%      (228)   (69.5%)
                                                   -------      -----        -------      -----    -------    -----
   On-demand marketing revenues..............      $   625      100.0%       $ 1,276      100.0%   $  (651)   (51.0%)
                                                   =======      =====        =======      =====    =======    =====
   Percentage of total revenues..............        27.9%                     47.5%

NINE MONTHS ENDED:
   Software licenses.........................      $ 1,261       62.6%       $ 1,600       71.4%   $  (339)   (21.2%)
   Services..................................          754       37.4%           640       28.6%       114     17.8%
                                                   -------      -----        -------      -----    -------    -----
   On-demand marketing revenues..............      $ 2,015      100.0%       $ 2,240      100.0%   $  (225)   (10.0%)
                                                   =======      =====        =======      =====    =======    =====
   Percentage of total revenues..............        29.2%                     32.9%

    The Company began shipping its on-demand marketing products during the first quarter of 1999. The decrease in license revenue for the on-demand marketing segment for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 was attributable to decreases in OEM licensing fees from an existing long-term contract with Atex Media Solutions, Inc. ("Atex") of $520 and license revenue from the Company's Mpower product of $6. These decreases were partially offset by increases in license revenue from the Company's Persona product of $103.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

ON-DEMAND MARKETING REVENUES, CONTINUED:

      The decreases in license revenue for the on-demand marketing segment for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 was primarily the result of a one-time $555 license fee from Inso Providence Corporation during the three months ended March 31, 1999, and a decrease in OEM licensing fees from an existing long-term contract with Atex of $169. These decreases were partially offset by increases in license revenue from the Company's Mpower and Persona products of $183 and $103, respectively.

     Revenue from services decreased for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 due to decreases in OEM development fees from an existing long-term contract with Atex of $100 and decreases in consulting and development services to one customer during the three months ended September 30, 1999 totaling $158 offset by an increase in miscellaneous Mpower related services of $30 during the three months ended September 30, 2000. Revenue from services increased for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 due to increases in Mpower related consulting fees of $124,000, partially offset by a decrease in OEM development fees from Atex of $10,000.

CONSOLIDATED GROSS PROFIT:

                                        SEPTEMBER 30,
                                   ----------------------          Change
                                     2000          1999       Dollars    Percent
                                   --------      --------      -----      ----
THREE MONTHS ENDED:
   Gross profit ..............     $  2,000      $  2,366      $(366)    (15.5%)
                                   ========      ========      =====     =====
   Percentage of total revenue         89.2%         88.0%

NINE MONTHS ENDED:
   Gross profit ..............     $  5,894      $  5,696      $ 198       3.5%
                                   ========      ========      =====     =====
   Percentage of total revenue         85.5%         83.7%

     The decrease in the gross profit for the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 is attributable to the decreases in revenue for the on-demand marketing business described above which generated a $618 decrease which was partially offset by increases in gross profit from the type and technology and E-commerce segments of $248 and $4, respectively, during these periods. The increase in the gross profit for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 is primarily due to increases in gross profit from the type and technology and E-commerce segments of $593 and $6, respectively. These increases were partially offset by a decrease in the gross margin generated by the on-demand marketing segment of $401 resulting from the decrease in revenue.

     Gross profit as a percentage of sales increased because revenue from licenses increased as a percentage of total revenue, while revenue from services decreased. The costs associated with generating service revenues are generally higher than those associated with generating license revenues.

     Cost of revenue is composed of direct costs of licenses, as well as direct costs of product sales to end-users. Included in the cost of licenses are fees paid to third parties for the development or license of rights to technology and/or unique typeface designs and costs incurred in the fulfillment of custom orders from OEM and ISV customers. Included in cost of product sales to end users and distributors are the direct costs associated with the duplication, packaging and shipping of product.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED SELLING AND MARKETING:

                                         SEPTEMBER 30,
                                      ------------------               Change
                                       2000        1999         Dollars     Percent
                                      -------    -------        -------      ------
THREE MONTHS ENDED:
   Selling and marketing .........    $   900    $  1,228       $  (328)     (26.7%)
                                      =======    ========       =======      ======
   Percentage of total revenue....       40.0%      45.7%

NINE MONTHS ENDED:
   Selling and marketing..........    $ 2,839    $  3,242       $  (403)     (12.4%)
                                      =======    ========       =======      ======
   Percentage of total revenue....       41.2%       47.6%

    Selling and marketing expenses for the type and technology segment decreased $183 and $339, respectively, during the three months and nine months ended September 30, 2000 to $394 and $1,196. These decreases were mostly attributable to reductions in the number of type and technology marketing personnel. Selling and marketing costs associated with the on-demand marketing segment decreased $149 from $651 to $502 and $75 from $1,707 to $1,632, respectively during the three months and nine months ended September 30, 2000 as compared to the three months and nine months ended September 30, 1999. Salaries and headcount related expenses accounted for $40 of the decrease for the three months ended September 30, 2000 as compared to three months ended September 30, 1999. The balance of the decrease of $103 was attributable to advertising, marketing, and costs to hire a marketing consulting firm for the launch of the Company's Mpower product during 1999, which were not repeated in 2000. These product launch costs also accounted for $327 of the decrease in the nine months ended September 30, 2000 as compared to nine months ended September 30, 1999. This decrease was partially offset by salary and headcount related expense increases of $218 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. This increase was attributable to the addition of the sales and marketing infrastructure necessary to promote its on-demand marketing products during the latter part of the year ended December 31, 1999 and the beginning of the year ending December 31, 2000.

CONSOLIDATED RESEARCH AND DEVELOPMENT ("R&D"):

                                          SEPTEMBER, 30
                                       --------------------                   Change
                                         2000       1999              Dollars     Percent
                                       --------    --------           -------     -------
THREE MONTHS ENDED:
   Research and development...........  $ 1,126    $  1,158            $  (32)    (2.8%)
                                        =======    ========            ======     =====
   Percentage of total revenue........     50.2%       43.1%

  NINE MONTHS ENDED:
   Research and development...........  $ 3,689    $  3,713            $  (24)    (0.7%)
                                        =======    ========            ======     =====
   Percentage of total revenue........     53.5%       54.6%

     R&D expenses for the type and technology business increased $67 to $396 during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999. R&D expenses for the type and technology business increased $105 to $1,300 during the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999. These increases were attributable to the reassignment of engineers who were working on customer related cost of sales projects during 1999 to research and development projects during the current year.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED RESEARCH AND DEVELOPMENT ("R&D"), CONTINUED:

     The R&D expenses for Myfonts.com, the Company's e-commerce initiative, increased $2 to $83 during the three months ended September 30, 2000 and increased $136 to $281 during the nine months ended September 30, 2000. These increases are attributable to the hiring of two software engineers in the third quarter of 1999 and all the headcount related costs associated with such engineers.

     R&D costs associated with the on-demand marketing segment decreased $101 and $265, respectively, from $748 and $2,373 during the three months and nine months ended September 30, 1999 to $647 and $2,108 during the three months and nine months ended September 30, 2000. These decreases were attributable to decreases in the headcount and costs associated with outside engineering consultants for R&D during the three and nine months ended September 30, 2000.

CONSOLIDATED GENERAL AND ADMINISTRATIVE ("G&A"):

                                        SEPTEMBER 30,
                                     -----------------                  Change
                                      2000       1999           Dollars        Percent
                                     -------    ------          --------        -----
THREE MONTHS ENDED:
   General and administrative        $   654    $  406          $    248        61.1%
                                     =======    ======          ========        ====
   Percentage of total revenue          29.2%     15.1%

NINE MONTHS ENDED:
   General and administrative        $ 1,791    $ 1,185         $    606        51.1%
                                     =======    =======         ========        ====
   Percentage of total revenue          26.0%      17.4%

G&A costs associated with the type and technology segment increased $136 and $487, respectively, from $151 and $377 during the three months and nine months ended September 30, 1999 to $287 and $864 during the three months and nine months ended September 30, 2000. Bad debt expense increased $92 and $547, respectively, during the three months and nine months ended September 30, 2000 as compared to the three months and nine months ended September 30, 1999. G&A expenses increased $34 during the three months ended September 30 2000 excluding the change in bad debts, but decreased $60 during the nine months ended September 30, 2000 compared to the nine months ended September 30,1999. These decreases are attributable to decreases in depreciation and corporate sponsorships during 2000.

     G&A costs associated with the on-demand marketing segment increased $98 and $96, respectively, from $255 and $808 during the three months and nine months ended September 30, 1999 to $353 and $904 during the three months and nine months ended September 30, 2000. Increases during the three and nine months ended September 30, 2000 of $55 and $81, respectively, were primarily attributable to bad debt reserve increases. G&A expenses were also increased by $36 during the three and nine months ended September 30, 2000 due to professional expenses in connection with seeking additional funding for Pageflex.

     G&A costs associated with the e-commerce segment increased $14 and $23, respectively, to $14 and $23 during the three months and nine months ended September 30, 2000.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

INCOME ON INVESTMENT IN DIAMONDSOFT, INC.:

     The Company made a $500 equity investment in DiamondSoft, Inc. on March 13, 1998, representing a 25% ownership interest. DiamondSoft, Inc. is a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. The Company's prorata share of DiamondSoft's income or (loss) was $(10) and $18 for the three months ended September 30, 2000 and 1999, respectively, and $1 and $11 for the nine months ended September 30, 2000 and 1999, respectively.

OTHER INCOME, NET:

     Other income consists primarily of interest income earned. Interest income decreased $33 from $150 to $117 and $147 from $502 to $355, respectively, during the three and nine month periods ended September 30, 2000 versus the three and nine month periods ended September 30, 1999. The decreases are primarily attributable to decreases in the amount of cash available for investment.

PROVISION FOR INCOME TAXES:

    The Company's income tax expense for the three months and nine months ended September 30, 2000 is predominantly attributable to foreign income taxes.

                         LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations and cash received from the sale of the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998. As of September 30, 2000, the Company had net working capital of $8,149 versus $9,668 at December 31, 1999.

     The Company used approximately $1,513 of its cash to fund its operating activities during the nine months ended September 30, 2000 as compared to $4,006 during the nine months ended September 30, 1999. The cash used during the nine months ended September 30, 2000 was primarily used to fund the net losses from the on-demand marketing and Myfonts.com businesses, partially offset by the income from the type and technology business.

      The Company used approximately $509 and $342 of its cash for investing activities during the nine months ended September 30, 2000 and 1999, respectively, primarily for the purchase of property and equipment. During the nine months ended September 30, 2000, cash was used by the $300 increase in long-term restricted cash for the guarantee of DiamondSoft's revolving line of credit. The Company's financing activities provided cash of $462 and $270 during the nine months ended September 30, 2000 and 1999, respectively. The cash provided during both of these periods was primarily attributable to the exercise of stock options.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED:

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

    As of September 30, 2000 the Company had no material commitments for capital expenditures. From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company's business. Any such transactions consummated may use a portion of the Company's working capital or require the issuance of equity or debt.

                            IMPACT OF YEAR 2000 ISSUE

     YEAR 2000 READINESS DISCLOSURE - made pursuant to the Year 2000 Information and Readiness Disclosure Act, Pub. L. No. 105-271 (1998).

     As of November 9, 2000, the Company has not experienced any material Year 2000 related disruptions in its operations. During 1999, the Company completed testing of its current software products, engaged in conducting a Year 2000 readiness audit of its internal IT and non-IT systems (including telecommunication, facilities management, safety and security systems) and received assurances from third party component and software providers of their Year 2000 readiness. These procedures were more fully described by the Company in its 1999 Annual Report on Form 10-K, filed with the SEC on March 30, 2000. The expenses incurred to date have not had a material impact on the Company's results of operations or financial condition. At this time, the Company believes that most Year 2000 problems should have become evident and does not believe that it will have additional Year 2000 expenses, but will fund any unanticipated expenses through cash flows from operations.

PART 1, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS AND DERIVATIVE COMMODITY INSTRUMENTS.

     As of September 30, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES.

     The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.

     The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the three months and nine months ended September 30, 2000. Currently, the Company does not engage in foreign currency hedging activities.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Instruments defining the rights of the holders of any class of registered securities of the Company have not been materially modified during the three months ended September 30, 2000.

(b) Rights evidenced by any class of registered securities of the Company have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended September 30, 2000.

(c) There were no unregistered securities sold by the Company during the three months ended September 30, 2000.

(d)      Use of Proceeds

         As of September 30, 2000, the approximately $12,200,000 net proceeds from the Company's initial public offering (IPO) of its Class A Common Stock pursuant to its Registration Statement on Form S-1, Commission File No. 333-11519, declared effective October 30, 1996, have been used as follows: (i) approximately $200,000 for the buildout of Bitstream's leased facilities in Cambridge, Massachusetts to accommodate the additional personnel that joined the Company as a result of the acquisition of Archetype, Inc.; (ii) approximately $6,041,000 for the acquisitions of Mainstream Software Solutions, Ltd., Archetype, Inc., Type Solutions, Inc., and certain assets of Alaras Corporation; (iii) approximately $1,500,000 for the repayment of indebtedness, of which approximately $548,000 was paid to officers, directors and 10% stockholders of the Company and approximately $762,000 of which was paid to third parties; (iv) approximately $1,299,000 for royalty payments to others; (v) $500,000 for the investment in DiamondSoft, Inc.; and (vi) approximately $1,505,000 for the purchase and installation of equipment. The remaining net proceeds from the IPO are invested in short-term, interest-bearing, investment-grade securities.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
           27.1 Financial Data Schedule for the three months ended September 30, 2000.

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the three months ended September 30, 2000.




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



                                                    BITSTREAM INC.
                                                    --------------
                                                    (Registrant)


     SIGNATURE                                 TITLE                                     DATE
     ---------                                 -----                                     ----

/s/ Anna M. Chagnon           President, Chief Financial Officer and General         November 14, 2000
-------------------           Counsel (Principal Financial Officer)
Anna M. Chagnon

/s/ James P. Dore             Corporate Controller (Principal Accounting Officer)    November 14, 2000
-------------------
James P. Dore