Form 10-K
period 2000-12-31
BITSTREAM INC
filed 2001-04-02
CIK 818813

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2000
or
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
COMMISSION FILE NUMBER: 0-21541

BITSTREAM INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2744890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
215 First Street Cambridge, Massachusetts (Address of principal executive offices)	02142 (Zip Code)

(617) 497-6222
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None
 Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, par value $0.01 per share

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 16, 2001 was approximately $16.3 million.

    On March 16, 2001, there were 8,020,199 shares of Class A Common Stock, par value $0.01 per share, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive proxy statement for the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1. BUSINESS

GENERAL

    Bitstream Inc. ("Bitstream" or the "Company"), headquartered in Cambridge, Massachusetts, is composed of three separate and distinct businesses: (1) type and technology in which Bitstream develops and licenses font technology and custom font designs to manufacturers of Internet appliances, wireless devices, set-top boxes, embedded systems, printers, and personal digital assistants; (2) MyFonts.com, a showcase of the world's fonts in one easy-to-use e-commerce web site operated by Bitstream's wholly-owned subsidiary, MyFonts.com, Inc. (MyFonts.com"); and (3) Pageflex, formerly referred to as the Company's on-demand marketing segment, in which the Company's wholly-owned subsidiary Pageflex, Inc. ("Pageflex") develops, markets and supports on-demand document composition solutions which automatically produce customized one-to-one marketing collateral such as datasheets and brochures directly from XML text and graphics data stored in web servers and/or databases.

    Bitstream was founded in 1981 as the first digital type supplier to computer hardware and software developers. The Company was also an early developer of typographic enabling software for hardware and software developers. Its font display technologies are used to provide font-scaling functionality to operating systems, applications, network servers, computer printers, set-top boxes, personal digital assistants (PDAs), and other embedded systems and Internet appliances. More recently, the Company has focused its product development and marketing efforts on technology solutions that address the font-related issues of small, embedded systems and Internet appliances, and Linux operating systems and applications, such as the development of extremely compact fonts for large Asian language character sets, including Traditional Chinese, Simplified Chinese, Japanese, and Korean. The Company's library of typeface products are also used by original equipment manufacturers ("OEMs"), independent software vendors ("ISVs"), and end users around the world in the creation of electronic documents.

    In April 1997, the Company acquired Archetype, Inc. ("Archetype"), a Delaware corporation primarily engaged in the business of developing and marketing server-based information management computer software for the graphic arts industry. Archetype was founded in 1985 to develop page layout technology to capture the look of a document in a digital "archetype". Archetype's first product was InterSep™, an advanced open prepress interface and print management product for raster image processors and servers. In late 1995, Archetype introduced its second product, MediaBank™, a digital asset management product that allows for the cataloging, archiving, and management of electronic images, text, and documents. In August 1998, the Company sold the MediaBank and InterSep product lines to Inso Providence Corporation. Archetype also developed NuDoc™, an advanced XML-based composition engine, which currently forms the basis of the Company's Pageflex products.

    In January 1999, the Company established Pageflex as a wholly owned subsidiary for the purpose of developing, marketing and supporting on-demand marketing and composition solutions based on its NuDoc XML-based composition engine and related technology. Pageflex has developed Mpower™, an enterprise solution that allows companies to dynamically create customized business documents, and Persona™, a variable data desktop publishing application designed to produce personalized documents. Both products are based on the NuDoc XML-based composition engine, which uses flexible design templates incorporating "spring-loaded" text and image containers that dynamically adjust page layouts based on the sizes and shapes of the variable text and images flowed into them. Text and image containers resize and reposition to automatically maintain the design integrity of each document. Built on open standards, Pageflex products import data from any ODBC-compliant database and use XML as the data format between databases and page composition.

    In December 1999, MyFonts.com, Inc., ("MyFonts.com") was founded as a wholly-owned subsidiary of Bitstream to provide the world's most complete source of digital fonts in a single comprehensive web site. The MyFonts.com web site provides the largest collection of fonts ever assembled for on-line delivery, and offers easy ways to find and purchase fonts on-line, unique typographic resources, and a forum for interacting with type experts. By hosting fonts from all font foundries and designers, MyFonts.com aims to be the single choice for finding and purchasing fonts on the Web.

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

TYPE & TECHNOLOGY

INDUSTRY BACKGROUND

    The rapid growth in the use of personal computers, advanced software applications and laser printers has dramatically transformed the document creation, production, and distribution process, giving rise to the widespread use of word processing and desktop publishing applications. Underlying the growth in word processing and desktop publishing were enabling technologies such as page description languages, printer control languages, and outline font technologies. Adobe Systems Corporation's ("Adobe") PostScript Type 1 format ("Type 1"), the original outline font technology, gained acceptance among graphic artists and the high-end electronic publishing market due to the technology's close links to high-resolution output devices used in service bureaus and publishing houses. TrueType was developed by Apple Computer, Inc. ("Apple"), as an alternative outline font technology to Type 1 and is integrated into the Windows and Macintosh operating systems.

    The increased use of distributed client/server network architectures in the 1990s resulted in complex computing environments comprised of mixed operating systems and multiple networking protocols. To create, transport, view, and print text-based digital information in such an environment, while preserving the appearance intended by the document's author, each individual computer must have resident on it specific font software and hardware drivers to display or print the document as the author intended. If a user's system should lack a particular typeface used by the author or attempt to output a document to a device that differs from the device on which the document was originally created, the user's end-product often lacks the appearance intended by the creator. For example, if an output device prints a document with a font used in substitution of the author's original font, a complete loss of original pagination or formatting within the document can often result. Such a result would make it difficult, if not impossible, for multiple users to review and comment collaboratively on the same document. Difficulties in retaining text integrity can be further complicated when users try to incorporate non-Latin fonts, such as Japanese, Chinese, Korean, Greek, or Hebrew, because font substitution for non-Latin fonts is typically not available in most operating systems and output devices.

    Currently, techniques used to present text and graphics are based on existing desktop publishing technologies and, when used in new distribution media, often result in a loss of visual integrity,

degraded system performance, or both. To efficiently deliver digital information that retains the author's intended visual impression, computer systems must utilize enabling technologies that reduce file size, minimize bandwidth consumption, and operate reliably across heterogeneous computing environments. The evolution of real time operating systems, cellular telephone operating systems, wireless internet devices, personal digital assistants, set-top boxes, embedded systems in general, and Internet appliances will require the transition from text being displayed on these devices as bitmaps, as is currently done today, to scalable text which can be scaled to fit the content being viewed on the device. Clear text that is easy to read on any device, at any size, and at any resolution is immeasurably important.

THE BITSTREAM SOLUTION

    Since its founding over 19 years ago, Bitstream has played a leading role in the development of industry-standard font products and enabling technologies (e.g., font display software). Bitstream has also been actively developing font portability and compaction technology. The Company has built substantial expertise in digital type design and production, technical font formats, and font portability and compaction software. Bitstream intends to continue to develop or acquire technology to support its leadership position in these areas.

    The Company believes that certain features of its products such as their small file and application size, high typographic quality, performance, system scalability, and cross-platform portability will facilitate their adaptation to new and emerging markets. These markets include the Internet, Internet appliances, corporate intranets, embedded systems, set-top boxes, high definition televisions, multi-function devices (e.g. combined printer/fax/copiers), and information appliances. Bitstream is currently developing, adapting and marketing its enabling technologies and font products to third parties whose products address these new and developing markets.

    Bitstream's products and technologies have been designed to support existing technological and typographic standards, such as Unicode, TrueType, and Type 1, and to be embedded within full-featured products produced by OEMs and ISVs. The Company's products have also been designed to function in multi-platform computing environments, including Windows, UNIX, Linux, Macintosh, OS/9, and Java. The Company plans to continue to promote the use of its products in multi-vendor configurations.

PRODUCTS AND TECHNOLOGIES

    The Company's type and technology products and technologies can be separated into two major groups; (1) OEM/ISV products for developers, and (2) retail products for end users. Each of the product groups is described in greater detail below.

(1)  OEM/ISV Products

    OEM/ISV products consist of the following enabling technologies that deliver typographic capabilities to hardware devices and software applications: (a) Font Fusion™, a font engine software that allows developers of operating systems, software applications, web applications, low-resolution screen devices, multimedia servers, high-definition television screens (HDTVs), set-top boxes, continuous tone printers, personal digital assistants (PDAs), and other embedded systems and Internet appliances to render high-quality characters in any format, at any resolution, on any device; (b) FontTastic™, a font engine software that allows Linux and Unix developers to render high-quality characters in industry-standard formats; (c) TrueDoc®, a portable font technology that provides for the efficient distribution of text, with fidelity, in a highly compact format; (d) TrueDoc Imaging System (TDIS), formerly Bitstream's 4-in-1 TrueDoc Imaging System, a font engine software for developers of operating systems, servers, applications, and printer controllers where a complete font solution is needed to provide scaleable resident fonts and support for downloaded, industry-standard fonts; (e) Font Navigator™, a font manager for Windows that is available as an SDK (software development kit) for developers; and (f) JET, a font engine written entirely in Java that provides a complete font scaling and rasterizing solution for Java applets, applications, Internet appliances and embedded systems. Each of these products is described in greater detail below:

  (a)  Font Fusion

  Font Fusion is Bitstream's latest, most advanced font engine. Font Fusion provides developers with full font fidelity and high-quality typographic output at any resolution, on any device, while maintaining the integrity of the original character shape. It is designed to support operating systems, software applications, web applications, low-resolution screen devices, multimedia servers, high-definition television screens (HDTVs), set-top boxes, continuous tone printers, personal digital assistants (PDAs), and other embedded systems and Internet appliances. Font Fusion is independent of processor and operating system and compatible with all industry standard font formats. It is a full-featured, next generation, small footprint, multilingual, outline font technology. Font Fusion is designed for color, grayscale and black-and-white ROM-based and non-ROM-based devices in a system where the fonts may reside locally or remotely.

  (b)  FontTastic

  FontTastic brings sophisticated font management and font capabilities to the Linux and UNIX environments. The FontTastic software developers kit ("SDK") contains all the tools that Linux and Unix software developers need to enhance the font capabilities of their applications. It satisfies the requirements of software developers who need to provide capabilities such as cross platform font fidelity, the ability to display specialty fonts, or the ability for their customers to use off-the-shelf, commercially-available fonts. FontTastic Font Server is at the heart of FontTastic and is bundled with FontTastic's SDK. It is compatible with the X11R5 Font Server and rasterizes all TrueType, Type 1, and Speedo formatted fonts. This server returns bitmaps of any size or outlines from any installed font.

  (c)  TrueDoc

  TrueDoc is a portable type compaction technology designed for the distribution of electronic text-based information. OEMs and ISVs license and incorporate TrueDoc into their document creating and viewing products to achieve reliable, compact, and efficient recording, transporting, viewing, and printing of typographic information, whether or not the fonts used for the original creation of the document are resident on the recipient's system. TrueDoc has been engineered to be small in file and application size, to comply with all industry font standards, and to be cross-platform compatible.

  TrueDoc is composed of two main software components. The TrueDoc Character Shape Recorder, approximately 75 kilobytes in size, captures character shapes from a font processor, such as TrueType or Type 1, and creates a portable font resource ("PFR") that is transportable across networks or the Internet. TrueDoc's Character Shape Player, approximately 65 kilobytes in size, recreates the character shapes stored in the PFR and displays the text in a manner that maintains the integrity of the original shapes. The Company believes that TrueDoc's small file size and efficient playback capabilities present advantages in applications where limitations on bandwidth and memory are significant factors.

  (d)  TDIS

  The modular architecture of the Company's "5-in-1" enabling technology, TDIS, provides software hooks to allow OEMs and ISVs to incorporate font scaling technologies into their products. The font scaling technologies included in TDIS are two industry standard font formats (TrueType and Type 1), the resident fonts used in Hewlett-Packard Company LaserJet laser printers, and a Bitstream TrueDoc-based type rasterizer that processes Bitstream-supplied resident font sets. In addition, this 5-in-1 architecture includes software that routes incoming font data to the appropriate processor and prepares the final rasterized characters for imaging by an output device or computer screen.

  (e)  Font Navigator

  Font Navigator provides advanced font management capabilities to Microsoft Windows application developers. Developers can easily integrate and bundle this font manager with an application, access TrueType and PostScript Type 1 font resources directly through a series of Application Programming Interface calls, or do both.

  (f)  JET

  JET is a font engine written entirely in Java that provides a complete font scaling and rasterizing solution for Java applets, applications, Internet appliances, and embedded systems.

(2)  Retail Products

    Type and technology retail products consist of: (a) typeface products, such as libraries of typeface designs; (b) font managers, such as Font Navigator for Windows, that allow users to find fonts, install fonts, and view font samples; and (c) Web publishing tools that allow web page designers to embed characters from fonts in web pages. Each of these products is described in greater detail below:

  (a)  Typeface Products

  Bitstream has developed a library of over 900 digital typefaces deliverable in industry-standard font formats (such as TrueType and Type 1). Most of these typefaces are for use with English or other western European language-based computer systems. A large number of typefaces are necessary to support OEMs and ISVs focused on the graphic arts market, who are accustomed to having a wide variety of typeface designs from which to choose. The remainder of the Company's typeface designs are non-Western language typefaces such as Japanese, Greek, Cyrillic, Chinese, Korean, Russian, Hebrew and Arabic. Bitstream is committed to increasing the number and variety of typefaces designs it offers to its customers. In August 2000, Bitstream announced the New Font Collection (NFC) program to add fonts to the library and seek out designs from new school and established designers alike. The NFC program releases new fonts on a quarterly basis. In addition, in December 2000 and March 2001, Bitstream released over 70 new Greek and Cyrillic fonts.

  In addition to typefaces, the Company also offers custom design services to its customers. Depending on the needs of the client, the Company can digitize corporate logos, modify existing typeface designs, add special characters to typefaces, and create new typefaces. The Company's custom design services are marketed to its OEM, ISV and large corporate customers.

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

  Specific retail typeface products include the following:

  Type Odyssey

  In March 2001, the Company introduced its Type Odyssey font collection. Type Odyssey contains a comprehensive collection of over 1,000 high-quality fonts, including display faces and families of text faces. The collection includes many Bitstream originals, such as Bitstream Amerigo®, Candy Bits™, Oranda™ and the Prima® font families. All of the fonts from the Bitstream New Font Collection are also included.

  The Cambridge Collection

  In February 2001, the Company introduced its Cambridge Collection font CD. The Cambridge Collection comes with 200 fonts, including display faces and families of text faces, selected from Bitstream's world-class typeface library.

  Express Yourself Fun Packs

  Bitstream released six Express Yourself Fun Packs, font packs for Windows and the Macintosh the small office and home office market.

(b)  Font Managers

  Font Navigator

  Font Navigator is a font management utility that runs in Windows 98, Windows 95, Windows NT 4, and Windows NT on the Digital Alpha. Font Navigator is a powerful font management tool that allows users a quick and easy way to find, install, and organize fonts into manageable groups. This tool also allows users to view and print font samples.

(c)  Web publishing tools

  WebFont Maker and WebFont Wizard

  In 1999, Bitstream released WebFont Maker and WebFont Wizard for Windows and the Macintosh. In addition, Bitstream made trial versions of WebFont Wizard for Windows and the Macintosh available as free downloads from its web site. WebFont Maker and WebFont Wizard are web publishing tools that allow web page designers to embed their selected typefaces in web page designs. These embedded typefaces will display properly across version 4 and higher of Netscape Navigator™ and Microsoft Internet Explorer™. WebFont Maker includes (1) over 200 high-quality TrueType fonts, including for the Windows version, the collection of WGL4 fonts with expanded Pan European characters and the "euro" currency symbol, (2) Bitstream's award winning Font Navigator for typeface management, and (3) the newly developed WebFont Wizard™. The WebFont Wizard allows users to create portable, dynamic fonts from the TrueType fonts on the CD, or from any existing TrueType and PostScript Type 1 fonts installed on the designer's Windows 2000, 98/95, Windows NT 4.0, or Macintosh platform. These dynamic fonts can then be embedded in any web page for display in Netscape Navigator and Microsoft Internet Explorer browsers.

SALES & MARKETING

    The type and technology sales organization, as of March 16, 2001, consisted of three people focused on OEM and ISV sales, and three people focused on corporate direct sales. The Company's sales efforts are managed from its corporate headquarters in Cambridge, Massachusetts. In addition, the Company maintains a European sales headquarters in Cheltenham, England. The Company also has a sales agent based in Tokyo to facilitate OEM sales to Japanese hardware manufacturers. Sales personnel receive a base salary plus commissions based on meeting sales targets, with additional commissions for sales in excess of annual targets.

    Marketing activities are carried out by a team of three people located at the Company's headquarters in Cambridge, Massachusetts. In addition, the Company promotes its products through attendance and exhibition at major industry trade shows and its web site, http//www.bitstream.com. The principal objective of the Company's marketing strategy is to continue to expand the sale of the Company's type products and software to OEMs and ISVs, who integrate the Company's software into their own products, and to end users. OEM and ISV relationships range from the license of a small group of typefaces to agreements whereby an entire range of font products and/or technologies are incorporated into the customer's hardware or software products. As new opportunities arise, particularly in the newly emerging areas of embedded systems, wireless and handheld devices, internet appliances, set-top boxes, interactive television, corporate intranets and portable document software, the Company intends to evaluate other marketing approaches.

CUSTOMERS

    The Company licenses typeface products and font subsystems to a wide variety of OEM and ISV customers. The Company also sells custom and other typeface products directly to corporate customers and individual end users. No single type and technology segment customer accounted for 10% or more of the Company's revenues for any of the years ended December 31, 2000, 1999, or 1998. No single type and technology segment customer accounted for 10% or more of that segment's revenues during the year ended December 31, 2000. During the year ended December 31, 1999, one type and technology ISV customer accounted for 11% of the type and technology revenue for that year. From time to time, product sales to large customers during a single fiscal quarter may constitute more than 10% of Company revenues for such quarter. In the future, the Company intends to further broaden its customer base through expanded product offerings and increased marketing efforts within the OEM/ISV and corporate channels. Revenues generated by customers located outside the United States are included in the Notes to the financial statements enclosed herewith on Page F-25.

RESEARCH AND DEVELOPMENT

    Bitstream is committed to developing innovative software to enhance text imaging for wireless devices, operating systems, software applications, Internet appliances, web applications, low-resolution screen devices, multimedia servers, high-definition television screens (HDTVs), set-top boxes, continuous tone printers, personal digital assistants (PDAs), and other embedded systems. To accomplish this goal, the Company has invested, and expects to continue to invest, significant resources in research and development. The Company's research and development activities are centered around advancing the Company's software products for its OEM, ISV, and corporate customers. The Company maintains specific expertise in the areas of font formats, multi-lingual fonts, font portability, font compaction, and font processing technology. The Company emphasizes cross-platform portability, small file and application size, and extensibility to new technologies in its software development. To support these design objectives, the Company utilizes advanced software development techniques.

    As of March 16, 2001, the Company employed thirteen individuals who engage in research and development activities. Of these, seven focus on font product development, two on developing enabling technology, and four on TrueDoc and Font Fusion.

COMPETITION

    The Company's type & technology products compete with the solutions offered by a variety of companies, including other suppliers of enabling technologies, software application developers, and vendors of computer operating systems. Moreover, the market for the Company's enabling technologies and products may be adversely affected to the extent that computer hardware, operating system, and application software vendors incorporate similar functionality or bundle competitive offerings with their products and thereby reduce the market for the Company's technology or products. The Company's markets are the subject of intense industry activity, and it is likely that a number of software developers are devoting significant resources to developing and marketing technology and products that may compete with the Company's technology and products. The competition for OpenType consists primarily of software from Adobe and Monotype. The competition for the Company's sales of font products to OEM and ISV customers generally comes from a number of comparably sized or smaller companies offering their own typeface libraries and custom typeface services. Competition with the Company's enabling technologies principally comes from Agfa with its iType and Universal Font Scaling Technology ("UFST"). UFST has a similar architecture to the Company's TDIS enabling technology product. The competition for Font Fusion and TrueDoc Imaging System consists primarily of software from Agfa, which includes a font compression technology known as MicroType Express.

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

MYFONTS.COM

INDUSTRY BACKGROUND

    Traditionally, individual digital fonts and font packages consisting of a variety of fonts are sold through many different channels including: (1) catalog sales; (2) sales through resellers who typically handle fonts from multiple foundries together with other graphic arts supplies; and (3) CD ROMs containing many fonts which can be unlocked by means of a purchased key code.

    While these approaches to selling fonts are generally satisfactory for professionals, they represent a very large barrier for the non-professional who is simply looking for a particular font. For example, if someone sees a font used in a magazine, traditional sales channels offer no quick and easy way of finding out what it is. Even when the name of the font can be determined, it is not obvious where to buy it from among the hundreds, if not thousands, of font foundries offering their fonts through numerous channels. As a result of such obstacles, font sales to non-professionals have historically been almost non-existent. Bitstream believes that this represents a large untapped market for fonts and established MyFonts.com to capitalize on this market.

THE MYFONTS.COM SOLUTION

    In 1999, MyFonts.com developed a prototype web site. This web site included a few thousand fonts together with powerful search facilities to help users find a particular font. Some of these search facilities, such as the ability to browse fonts of a selected style, are commonly found on other web sites featuring fonts. A keyword search engine, more powerful than commonly found on such sites, was developed to make it easier to pick fonts suitable for a given project. For example, if a consumer needs fonts for a wedding invitation, they may type the word "wedding" to find a variety of fonts from a large number of competing vendors who would be suitable for a wedding invitation. In addition, novel capabilities allowing the user to ask to see fonts similar to a particular font are also included on the site.

    The most powerful search technology included on the MyFonts.com site allows any user to upload an image scanned from a magazine or newspaper, and get a list of the closest fonts matching the scanned image. This technology, called WhatTheFont™, is believed to be one of the keys to making MyFonts.com easy and accessible to non-professionals. During 2000, Bitstream filed for a U.S. Patent relating to the use of automatic font recognition in conjunction with e-commerce.

    MyFonts.com is designed to handle virtually all fonts available irrespective of their source. The Company's strategy for the MyFonts.com web site is to become the universal source for fonts from all font vendors and designers. To implement its strategy, the Company approached a number of key font foundries and invited them to participate in the MyFonts.com web site. Three levels of participation are currently available:

1.
Level 1—A participating font foundry provides copies of its fonts for addition to the MyFonts.com database. This makes their fonts available to all searching and browsing facilities. In addition, it allows users to see images of the fonts for evaluation and comparison. If a user wishes to purchase a font from a participating foundry, he follows a link to the foundry's web site where the purchase actually takes place. MyFonts.com collects no revenue from these sales.

2.
Level 2—Similar to level 1 but the participating foundry allows its fonts to be sold directly by MyFonts.com. With each sale, MyFonts.com collects a commission of 20% of the purchase price.

3.
Level 3—Similar to level 2 but the participating foundry shares in the ownership and control of MyFonts.com.

    In April 2000, MyFonts.com launched the e-commerce portion of its site. Since that time, the Company has monitored sales and feedback from its users and used this information to make ongoing improvements to the site. As a result, the Company believes that the current web site presents fewer obstacles to finding and buying fonts than any other web site offering fonts for sale.

PRODUCTS AND TECHNOLOGIES

    In early 2000, Bitstream officially launched MyFonts.com, a showcase of the world's fonts from one easy-to-use web site. Created by Bitstream and joined by some of the industry's most influential font foundries, MyFonts.com provides the largest collection of fonts ever assembled. It features new ways to find and purchase fonts on-line, and offers unique typographic resources and a forum for interacting with font experts.

    The foundries that participate as partners with Bitstream in MyFonts.com at the time of this filing include Agfa-Monotype Corporation, Burghal Design, The Font Bureau, Inc., Galapagos Design Group, Ingrimayne Type, Jack Yan and Associates, Larabie Fonts, Linotype Library GmbH, Microsoft Typography, Paratype, Ltd., P22 Type Foundry, Quadrat Communications, Victory Type, and URW++ Design and Development, GmbH. Fonts from Adobe Systems Incorporated, Apple Computer Inc., The Chank Company, Hoefler Type Foundry, Brian Sooy & Co., and Tiro Typeworks are also represented in the MyFonts.com catalog.

    Some of the key features of MyFonts.com include: (1) MyFonts Valet™ which enables users to browse and locate fonts using keywords a novice or expert would understand; (2) WhatTheFont™ which allows users to scan images of typefaces and upload them to MyFonts.com for identification; (3) TypeXplorer™ which allows users to adjust typographic measurements to find similar fonts based on user-defined criteria; (4) the ability to find fonts similar to a particular typeface design using the "Show me more like this..." feature; (5) test driving a font in your own text; (6) exploring the world of fonts with links to typographic resources available on the Web; and (7) the ability to interact with type experts on-line, ask questions, or join the on-line MyFonts Forum.

    The mission of MyFonts.com is to make fonts accessible to everyone, which benefits both users and the font foundries. Fonts have been an anomaly to the general computer user—difficult to find, purchase, and install, and often an unknown aspect of their desktop environment. MyFonts.com hopes to endear fonts to all users, not just graphic arts professionals.

SALES & MARKETING

    Since its inception, marketing of MyFonts.com has been focused on recruiting participation from font foundries, making web users aware of MyFonts.com and bringing them to the site. During 2001, the Company intends to focus marketing efforts for MyFonts.com on increasing awareness of, and sales on, the site. Marketing activities to increase awareness on the part of potential font buyers consists of some tradeshow presence in combination with efforts aimed at building web links from search engines and other Internet sites. MacWorld continues to provide a trade show audience that is both computer and font-savvy and not likely to be aware of MyFonts.com. To complement this presence, the Company strives to further increase awareness by encouraging editorial coverage and seeking awards. Analysis of sales results suggests that most of MyFonts.com's customers find the site by means of search engine queries. The Company has worked and continues to work vigorously to develop and improve its ranking on search engines. In addition, the Company enters into referrer agreements with selected Internet sites that share a portion of revenue in return for referring new customers.

    One of the most promising and innovative means of making access to MyFonts.com as easy as possible is by building in a connection to MyFonts.com from font managers. By automating the often-troublesome font installation process, one significant barrier to new users is removed. The first implementation of this approach was developed jointly between the Company and Corel Corporation in the form of an enhanced Bitstream Font Navigator released in November 2000. The Company plans to work with other developers of font managers to implement this powerful technology more broadly.

CUSTOMERS

    MyFonts.com licenses typefaces to end users worldwide through its e-commerce web site. No single MyFonts.com segment customer accounted for 10% or more of the Company's revenues or that segment's revenues for the year ended December 31, 2000. This segment began generating revenues during 2000 and thus had no customers during the years ended December 31, 1999 or 1998.

RESEARCH AND DEVELOPMENT

    The Company is committed to developing leading-edge technology for its MyFonts.com web site to ensure that the site is the primary site to purchase fonts on the Web. As of March 16, 2001, the Company employed two individuals and three consultants who focus exclusively on research and development activities relating to the technology incorporated into the MyFonts.com web site. Additional Bitstream personnel also assist in the research and development effort for the site including Bitstream's Chief Technology Officer and internal font experts.

COMPETITION

    Although MyFonts.com believes that it has no direct competitors who offer such a wide variety of fonts on one easy-to-use Web site, there can be no assurance that consumers will prefer to use MyFonts.com over web sites hosted by individual font foundries. There also can be no assurances that MyFonts.com will succeed in hosting virtually all of the available digital fonts in the world. If there are critical omissions due to non-participation by key foundries, the value of the site as a one-stop shop will be reduced.

    The most significant risk is that even with the most powerful search tools and the ability to find any font in one place, there is no assurance that additional sales of fonts will occur in sufficient numbers to justify the cost of running MyFonts.com. The evidence so far, however, is that the typical customer of MyFonts.com is someone who has received a document via email, wishes to edit it, and discovers that he or she is missing a critical font. The Company believes that with expected further increases in the level of workgroup collaboration over the Internet, it is reasonable to expect sales of this nature will grow in parallel with the activity.

PAGEFLEX

INDUSTRY BACKGROUND

    Corporate marketing departments in the United States spend approximately $20 billion on commercial printing each year. It is estimated that for every dollar spent on printed product, ten dollars is spent in the process of creation, revision control, ordering, warehousing, distribution, and discarding obsolete inventory (Source: CAPV 1999 Market Research). Marketing documents are created using an expensive, labor intensive process. After all of the content (text and imagery) has been created, the process of laying this content out on a page and preparing it for the printing press involves handoffs between two or three separate departments and/or firms, plus manual intervention and rework. The desktop publishing revolution has made the process of developing the individual text, images, tables, charts, and illustrations very efficient. However, the task of page layout is, for the most part, not automated.

    In the past few years, corporate marketing departments have quickly learned to take advantage of the Web as a new marketing medium. These departments are becoming familiar with the Web's qualities and new opportunities, such as how easy the Web is to update, the ability to generate web pages dynamically directly from corporate databases, and the potential for personalization. The Web is becoming the first place that a potential customer goes to search for information and learn about a company and its offerings. Web sites are, or will soon be, the primary information source for customers and potential customers. Compared to the Web, traditionally produced print is slow, cumbersome, and expensive. In addition, the speed in which the Web is updated has made printed materials far more likely to be out-dated and thrown away.

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

    Companies are realizing the increased share of customer loyalty and profits that result from treating customers as individuals. Companies are also realizing that it is important to identify their most valuable customers and lavish attention on them in a personalized manner. The heart of these systems is the maintenance of a unique profile of each customer. Companies must leverage these profiles to drive the creation of personalized communications. Credit card companies, airlines, auto manufacturers, and computer manufacturers all have databases of their customers and their unique purchase profiles. Customer relationship management ("CRM") software, working as a front-end to Pageflex's software to create personalized marketing communications for customers, can enhance both customer loyalty and future revenues.

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

    Pageflex, together with high-speed color printers and digital presses, brings the concept of one-to-one marketing to fruition. With or without the added complexity of one-to-one marketing, companies must create thousands of unique marketing documents to meet the needs of their distribution partners and to present all of their products and services. The number of variations required can be computed by considering combinations of the following factors:

  •
  The number of revisions of the document in a year,

  •
  The number of basic document templates,

  •
  The number of product/service variations of content that need to go through the template,

  •
  The number of distributors of the product in each tier who each want the document customized,

  •
  The number of languages needed for each country, and

  •
  The combinations of variations from one-to-one marketing.

    Pageflex has also been actively pursuing the web-to-print market after adding new features to its Mpower software that define the state of the art in customization for offset printing.

THE PAGEFLEX SOLUTION

    Pageflex has developed leading edge technologies that we believe will revolutionize the publishing world and causing major corporations to rethink their marketing strategies. Mpower is an enterprise solution that allows companies to dynamically create customized business documents. Driven by customer profile information entered into a web form or database, Mpower selects custom text and graphics elements and assembles them into sophisticated business documents using flexible design templates. Mpower creates GIF and JPEG document previews and generates PostScript, PDF, and Personalized Print Markup Language ("PPML") output. Mpower also includes output drivers for select vendor-specific formats. Persona is a desktop application designed to produce Personalized documents. It is an easy to use product for getting started in variable printing, while offering powerful features not found in existing variable data solutions. Persona projects easily migrate to Mpower. Persona includes drivers for PDF and PostScript output. PPML and select vendor-specific drivers are available separately.

    Variable data printing ("VDP") changes the focus from marketing one product to thousands of customers to marketing many products to a selected group of customers or to an individual customer. A merging of database information and digital imaging technology, VDP makes it possible for each printed page to be different from all the others. Pageflex combines VDP capabilities with print-on-demand marketing, the ability to print flexible run lengths "just in time" for delivery, and to create a complete on-demand marketing solution. Companies have the ability to create customized materials for their customers and print them on an as-needed basis. Not only does this improve the response rates of customers, but it also allows a company to maintain up-to-date, accurate information in its materials. Writers, editors and graphic designers can customize their documents to contain interesting material for each reader while making sure that the latest product descriptions and updates are included with each new distribution.

    As acceptance for one-to-one marketing and targeted audiences grows, the Company believes that its software products will become widely-used, necessary tools in the publishing industry. Pageflex has the potential to become a de facto standard in VDP. As this revolution in the way we view publishing evolves, Pageflex continues to develop its products print on demand capabilities in the marketplace.

    Pageflex's products and technologies have been designed to support existing technological standards. Pageflex is a member of Print On Demand Initiative (PODi), an alliance of key vendors and service providers working in the digital color printing market. PODi promotes a greater awareness about the applications and benefits of digital color printing through the publication of articles, independent research, industry seminars and special events. Membership in PODi is open to leading vendors and service providers involved in digital printing, database marketing and mail products. PODi's focus and activities are set by the Board of Directors, which includes Adobe, CreoScitex, Electronics for Imaging (EFI), and Xerox. Pageflex also participates in PODi's Personal Printing Initiative (PPI). The PPI is an industry initiative focused on understanding and quantifying the value of variable color digital printing as a means of improving customer acceptance and application. The goal of the PPI is to eliminate some of the obstacles facing variable data users, thus accelerating market acceptance.

    The PPI has completed and released the PPML standard. This standard harmonizes the ten different, vendor-specific proprietary protocols currently used to drive digital presses at high speed. All can be driven by vanilla PostScript, but only at low performance. Today, for example, to drive an Indigo press at rated speed, the front-end software must output Indigo's proprietary "JLYT" format. Whereas to drive a Xerox DocuColor 70 that uses a Scitex RIP, you must output Scitex's VPS format. The PPML standard is designed to eliminate these competing alternatives. Once implemented, front-end software (like Pageflex's Mpower™) should be able to send the same PPML file to any vendor's output device. Pageflex's software is unique in that it seeks to drive all brands of digital printers. Pageflex's neutral position has enabled us to play a central role within the PPI working group.

    Pageflex is also actively involved in the XSL working group of the World Wide Web Consortium (W3C). The Company was invited onto the committee by the chair of that group based on years of experience developing style sheet languages. XSL is one of the components of the W3C's XML standards effort. Dr. Jeffrey Caruso represents Pageflex and serves along with representatives from Adobe, Sun, IBM, Microsoft, and about 20 other prominent firms. Dr. Caruso is co-editing the print-oriented formatting part of the standard, and works with Adobe in this effort.

    The XSL standard is of great strategic importance to Pageflex. Pageflex's underlying composition engine, NuDoc, currently uses its own proprietary TSL style language. The Company is working towards the goal of having NuDoc use XSL as soon as the specifications are released by the W3C. This will make Pageflex solutions completely based on open systems; using XML for content and XSL for form, and joining them together to create PDF, PostScript and other output standards.

PRODUCTS AND TECHNOLOGIES

    The Company's Pageflex products consist of: (1) Mpower, an enterprise solution that allows companies to dynamically create internet-driven customized documents that are targeted at a particular market segment or an individual reader, and (2) Persona, a desktop application designed to produce sophisticated, personalized documents in PDF or PostScript. Both of these products are based upon the NuDoc XML-based document composition engine.

Mpower

    Mpower is an integrated suite of software applications that gives enterprise organizations and digital printing service providers the ability to design and produce customized database or Internet-driven marketing communications on demand. Mpower can assemble complex projects dynamically and deliver them instantly in print, PDF, or via the Web. Mpower can create a variety of customized documents with highly designed layouts, such as brochures, proposals, and direct mail pieces.

    Mpower uses customer profile information about a recipient to control the selection of digital content, such as logos, imagery, illustrations and text for a document. The customer profile information is stored in a database or collected from a web form. Typically these web forms are completed by a call center, the salespeople, or the recipients themselves. Mpower then uses intelligent, flexible templates to automatically assemble this personalized content into final documents for output.

    Mpower is based on the principle of separating a document's content from its form. Content refers to raw information—text, images, and graphics. Form refers to the design—how the page is laid out, what fonts are used, and how images are to be sized and positioned on the page. Pageflex captures the form of a document by using a flexible, intelligent template that represents the original design of the page. These flexible templates are then populated with images, text, and other content, customizing the page based on variable content (variables) that are created as part of a template. These variables are attached to customer information stored in a database or collected from a web form, as well as meta tags used by a content management system. +Pageflex uses these tags to deduce what images, text, or graphics are selected for the customized document it is assembling.

    By separating content and form and enabling them to be easily and intelligently recombined, Mpower lets users assemble pages on-the-fly, based on market profile or user preferences. It empowers the user to capitalize on the customer information stored in their database, and to use that information to tailor a marketing message directly aimed at individual customers. It also allows the user to repurpose their content—the text, images, and other digital files used to market their business—and make it work in far more productive ways. Mpower redefines a document, from a static, single-purpose entity into a flexible, multi-purpose asset that the user can use again and again, with far greater results.

    Mpower is an application layered on top of the Company's NuDoc composition engine. The Mpower application layer development began five years ago. Approximately 24 engineering staff years have gone into its development. The NuDoc engine has been under development as a separable engine with an API since 1990. In 1990, its initial code base was taken from the composition engine for an advertising makeup application called Archetype Designer that had been under development since 1985. Since 1990, approximately 54 staff years have been invested in NuDoc. Prior to 1990, 60 staff years were invested in the development of the Archetype Designer. Total investment in Mpower/NuDoc is approximately 140 staff-years.

    In February 2000, Pageflex released Version 2.0 of Mpower. The new features of Version 2.0 define the state of the art in customization for offset printing and positioned Pageflex to enter the broader Web-to-print market. Mpower 2.0 also carries a number of usability and performance enhancements in each of the modules that make up the Mpower solution: Producer, Server and Designer.

    The new features and enhancements in each module include the following:

        Mpower Producer

  •
  Categorize and tag content with keywords using Mpower Librarian tool

  •
  XML content source plug-in architecture

  •
  Enhanced conditional rules for more sophisticated project variability

  •
  Rendering plug-in for customized output formats

        Mpower Server

  •
  Speed and stability enhancements

  •
  Improved error reporting

  •
  Server-based composition engine for higher performance

        Mpower Designer

  •
  Image scaling that supports variable behavior

  •
  Support for EPS clipping paths and text run-around

  •
  Column balancing and multi-column text screening

  •
  Support for top and bottom rules on paragraphs

  •
  Polygon and line tools

        Mpower WebForm Wizard

  •
  Creates web form active server pages from Mpower projects without the need for special programming skills

    The new features of Mpower 2.0 improve its capabilities as a marketing-on-demand solution. The addition of Librarian and enhanced conditional rules enhance Mpower's position as the industry-leading one-to-one marketing communications solution. The rendering plug-in and enhancements to Mpower Designer, combined with Mpower's Web capabilities, make it ideal for web-driven document customization. The XML content source plug-in architecture brings Mpower to the forefront of cross-media publishing. Version 3.0 of Mpower is currently under development and is expected to be released in mid-2001.

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

    Other key features of Persona include:

  •
  Support for if/then/else variable content selection rules

  •
  Support for keyword queries of variable content with Pageflex Librarian

  •
  Previewing for each individualized record

  •
  PDF and object-based PostScript output

  •
  Quark and Pagemaker documents can be ported via Adobe InDesign using Pageflex's DesignOut plug-in

  •
  Optional output for CreoScitex VPS, Indigo JLYT, and Agfa IntelliCache

NuDoc

    NuDoc is an advanced document composition engine based on the principle of separating form from content. Leveraging object-oriented technology, NuDoc is a reusable building block for document processing applications. NuDoc object classes provide an application programming interface (API) that supports the importing, editing, displaying, or printing of electronic documents. One of the strengths of NuDoc is its ability to dynamically create layout intensive pages from separate content and style file imports. In NuDoc, a document object is made of style, content, and page layout sub-objects. A style object contains rules that govern the form (or appearance) of the document. Content elements such as words, images, movies, etc. are organized into a tagged tree structure that represents the logical organization of the information (sections, sub-sections, etc.). The W3C's extensible markup language (XML) is the default content data representation. Styles are represented by a set of model objects. NuDoc uses a new style file format called Template Style Language (TSL) to represent the model objects. The TSL styles describe the colors, fonts, and geometric rules that govern how structured content is formatted into its visual appearance. The TSL uses a flexible container metaphor to describe how to adjust the sizes and positions of text, images, and other containers to result in a well designed page.

SALES & MARKETING

    The Pageflex sales and marketing organization, as of March 16, 2001, consisted of five people focused on maintaining and expanding its reseller and OEM relationships, which are the primary sales force for the Company's products, as well as completing a limited amount of direct sales. The Company's sales efforts are managed from its corporate headquarters in Cambridge, Massachusetts. The Company seeks to enhance its relationships with existing and potential customers through its two person training and technical support team that works with existing and potential customers, resellers and strategic partners to support the sales process and to facilitate the implementation and use of the Company's software products and technologies.

    Marketing activities are carried out by a team of two people located at the Company's headquarters in Cambridge, Massachusetts. In addition, the Company promotes its products through attendance and exhibition at major industry trade shows as part of booths sponsored by its strategic partners, including Electronics For Imaging, Xerox, IBM, Adobe and CreoScitex, and through its website, www.Pageflexinc.com. The principal objective of the Company's marketing strategy is to continue to expand awareness of its on-demand marketing software products to Web-to-print providers, digital service and print providers, corporate direct marketing departments, design firms, advertising agencies, digital service and print providers, direct mail houses and other corporations and end users. As new opportunities arise the Company intends to evaluate other marketing approaches.

CUSTOMERS

    The Company licenses its Pageflex products directly to Web-to-print providers, print service providers, major corporations and end users, and indirectly through resellers and strategic partners. The Pageflex segment was identified and segregated as of the start of 1999. For the year ended December 31, 1999 this segment generated revenues from one customer, Atex Media Solutions, Inc. ("Atex"), which represented 12% of the total Company's revenue during the year and 38% of the Pageflex segment's revenue during the year. Revenues from Atex represent license fees and royalties under a long-term contract, which generated an additional $874,000 in revenues during the year ended December 31, 2000, accounting for 10% of the Company's revenues for the year ended December 31, 2000 and 32% of the Pageflex revenue for the same period. During the year ended December 31, 2000 the Pageflex segment had revenues from two additional customers, which accounted for less than 10% each in total Company revenues but 16%, 12%, respectively of that segment's revenue during the year. The Pageflex segment had revenues from three additional customers during 1999, which accounted for less than 10% each in total Company revenues but 22%, 17%, and 17% respectively of that segment's revenue during the year. One of the customers that accounted for 17% and 12% of the Pageflex revenue for the years ended December 31, 1999 and 2000, respectively is IBM Corporation who is a remarketer and reseller of the Company's Pageflex software under a Software Vendor Remarketing Agreement that was executed in August 1998. One of the customers that accounted for 16% of the Pageflex segment's revenues during the year ended December 31, 2000 was Xerox, who signed a development and distribution agreement with the Company during the fourth quarter of 2000. The Company intends to broaden its customer base through increased marketing efforts, by developing its latest strategic partnerships with Electronics for Imaging and Xerox Corporation and by developing relationships with additional resellers and partners in 2001. Revenue generated by customers located outside the United States is included in the Notes to the financial statements enclosed herewith on Page F-25.

RESEARCH AND DEVELOPMENT

    Pageflex is committed to advancing the Company's on-demand marketing products and technologies. As of March 16, 2001, the Company employed eighteen individuals who engage in research and development activities for its Pageflex business. Of these, seven focus on NuDoc, ten on Mpower and Persona, and one on documentation.

COMPETITION

    Pageflex believes its products compete favorably based on a rich feature set, ease of use, stability and scalability. In addition, the Persona application is a desktop tool that offers an easy upgrade path to the server-based enterprise solution, Mpower.

    Pageflex Persona competes with variable data tools created by the various digital press vendors. This market is focused on the creation of personalized documents requiring optimized output capabilities, most of which are vendor-specific today. Pageflex products offer output to several of the digital presses on the market, as well as output of Personalized Print Markup Language (PPML). As the PPML standard becomes more widely accepted, output to multiple vendor presses will be possible by all page creators. Competitors include CreoScitex Darwin, Indigo Yours Truly, Barco VIP Designer, Xeikon PersonalizerX, Banta DesignMerge, and Atlas Printshop Mail. Pageflex believes we will compete favorably in this market due to our rich features and functionality and our strong relationships with resellers, partners, and market influencers.

    Pageflex Mpower is a server-based application targeted at the customized print or web-to-print segment of the on-demand publishing market. This market is characterized by rapid technology developments and frequent new product introductions. Participants in this market compete based on feature set and functionality, the level of customization and integration with other e-publishing solution components, services and price. Pageflex faces competition from vendors offering end-to-end solutions and integration services that include on-demand publishing tools like Mpower. These solutions in turn compete with solutions created by Pageflex customers. These competitors include Banta, DeskNet, Digital VIP and 3B2 Online. In addition, Pageflex may face new competition from new emerging products and technologies. Pageflex believes it can compete favorably in this market based upon the quality and features of the Mpower application suite and the underlying NuDoc composition engine.

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

    The Company's policy is to apply for U.S. patents with respect to its technology and seek copyright registration of its technology and trademark registration of its marks from time to time when management determines that it is competitively advantageous and cost effective to do so. The Company has been granted four patents by the United States Patent and Trademark Office, three of which are directed to certain aspects or applications of the Company's TrueDoc technology and one of which is directed to the Company's DocLock technology. Additionally, the Company has sought foreign patent rights to certain aspects of its TrueDoc technology by filing foreign applications in several countries, which have already resulted in two patents from each of the United Kingdom and Canada. Furthermore, multiple U.S. and PCT applications are pending on some of the Company's newer technologies. The Company is currently in the process of registering several trademarks and preparing a variety of patent applications relating to MyFonts.com and its Pageflex software. Bitstream®, TrueDoc®, T2K® and Cyberbit® are federally registered trademarks of the Company. All other trademarks, service marks or tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners.

Employees

    As of March 16, 2001, the Company employed 70 persons, including 18 in sales and marketing, 35 in research and development and 17 in general administrative functions. Of the Company's 70 employees, 65 are full time and 5 are part time. The Company also retains consultants from time to time to assist it with particular projects for limited periods of time. The Company believes that its future success will depend in part on its ability to attract, motivate and retain highly qualified personnel. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

Executive Officers of the Registrant

    The Company's executive officers and their ages as of March 16, 2001 are as follows:

Name	Age	Position
Charles Ying	54	Chairman of the Board and Chief Executive Officer
Anna M. Chagnon	34	President, Chief Financial Officer, Chief Operating Officer and General Counsel
John S. Collins	61	Vice President and Chief Technology Officer
Costas Kitsos	40	Vice President of Engineering
Sang Lee	38	Vice President of Sales and Marketing, Pageflex, Inc.

    Charles Ying has been Chief Executive Officer of the Company since May 1997 and Chairman of the Board of Directors since April 1997. From January 1992 to January 1996, Mr. Ying served as Chief Executive Officer of Information International Inc., a corporation engaged in the business of designing, manufacturing and marketing computer-based systems that automate document production and publishing. Mr. Ying also serves as a member of the Board of Directors of NodeWarrior Networks Inc., an Internet Service Provider located in Los Angeles, California. Mr. Ying holds a B.S. and M.S. in Electrical Engineering from the Massachusetts Institute of Technology.

    Anna M. Chagnon has served as President of the Company since June 2000 and as Chief Operating Officer, Chief Financial Officer and General Counsel of the Company since August 1998. She previously served as Executive Vice President from August 1998 to June 2000. From July 1997 to August 1998, she served in various positions at the Company including Vice President, Finance and Administration, Chief Financial Officer and General Counsel, and Vice President and General Counsel. From November of 1996 to July 1997, Ms. Chagnon was Counsel to Progress Software Corporation, a developer and worldwide supplier of solutions to build, deploy and manage applications across Internet, client/server and host/terminal computing environments. From August 1994 to November 1996 she was an attorney for the Boston law firm of Peabody & Arnold LLP where she specialized in corporate, securities, finance and intellectual property law. She holds a Bachelor of Science degree, summa cum laude, from Northeastern University and a Juris Doctor degree from Boalt Hall School of Law of the University of California at Berkeley.

    John S. Collins has been Vice President and Chief Technology Officer since August 1998. From 1988 to August 1998, he served as Vice President of Engineering. Mr. Collins was the inventor or a co-inventor of a number of the patents held by the Company relating to font imaging technology. He is the principal inventor of the Company's TrueDoc technology. Mr. Collins holds a B.Sc. and a Ph.D. in Electrical Engineering from the University of London.

    Costas Kitsos has been Vice President of Engineering since November 1999. Mr. Kitsos serves as principle architect of the Pageflex Mpower and Persona products, and is also the technical lead for the Company's end user type application products. From October 1998 to November 1999, he served as Director of Research and Development of the Company. From November 1996 to October 1998, he was a Senior Software Engineer at the Company. Mr. Kitsos is a veteran software developer with over ten years in type and publishing application development. From May 1987 to November 1996, Mr. Kitsos headed IconWorks, which developed award winning type applications and offered consulting services on end user programs and graphical user interfaces. He holds a Masters degree from the University of California, Los Angeles.

    Sang Lee has been Vice President of Sales and Marketing of Pageflex since September 2000. Mr. Lee joined Pageflex as Vice President of Business Development in February 2000. From January 1998 to January 2000, Mr. Lee was a Director of Strategic Business Development of Adobe Systems Incorporated, where he was responsible for developing strategy to drive new products into expanded business segments. From May 1997 to January 1998, Mr. Lee served as a director of Engineering for Adobe. From September 1994 to October 1996, Mr. Lee was President and Chief Operating Officer of Harlequin, Incorporated, a globally distributed software development company in the areas of development tools, PostScript interpreter applications, data mining, and adaptive systems.

ITEM 2.  Properties

    The Company's corporate headquarters is located in Cambridge, Massachusetts where it currently leases approximately 27,500 square feet under a lease expiring in October 2003. The Company has subleased to a third party approximately 4,700 square feet of its leased premises in the past and intends to continue this practice for the foreseeable future. Management believes that these facilities are adequate for the Company's current needs and that suitable additional space, should it be needed, will be available on commercially reasonable terms.

ITEM 3.  Legal Proceedings

    The Company is not a party to any litigation.

ITEM 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

Market Information

    The Class A Common Stock of the Company began trading publicly on the Nasdaq National Market tier of The Nasdaq Stock Market on October 30, 1996 under the symbol "BITS". Prior to October 30, 1996, there was no public market for Bitstream's Class A Common Stock. The following table sets forth the high and low closing sale prices of the Company's Class A Common Stock as reported on the Nasdaq National Market for the periods commencing January 1, 1999 through December 31, 1999 and January 1, 2000 through December 31, 2000. Such information reflects interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	1999		2000
	High	Low	High	Low
First Quarter	2.188	1.500	12.500	5.063
Second Quarter	2.000	1.313	12.125	4.750
Third Quarter	2.313	1.188	6.125	2.750
Fourth Quarter	8.688	1.938	3.500	1.969

    As of March 16, 2001, the Company's Class A Common Stock was held by approximately 100 holders of record and the Company believes that the Company's Class A Common Stock was beneficially held by more than 500 holders. The Company's Class B Common Stock was not held by any holders of record.

DIVIDENDS

    The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends on its capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

    During the fiscal year ended December 31, 1998, the Company issued an aggregate of 498,603 shares of Class A Common Stock in connection with the exercise of 498,603 vested options and warrants issued under the Company's 1994 Stock Plan, 1996 Stock Plan and 1997 Stock Plan. During the fiscal year ended December 31, 1999, the Company issued an aggregate of 494,863 shares of Class A Common Stock in connection with the exercise of 494,863 vested options and warrants issued under the Company's 1994 Stock Plan, 1996 Stock Plan and 1997 Stock Plan. During the fiscal year ended December 31, 2000, the Company issued an aggregate of 302,333 shares of Class A Common Stock in connection with the exercise of 302,333 vested options and warrants issued under the Company's 1994 Stock Plan, 1996 Stock Plan and 1997 Stock Plan. During the year ended December 31, 2000 the Company also issued 51,317 shares Class A Common Stock in connection with the April 1997 acquisition of Archetype that had not previously been issued. There were no unregistered securities sold by the Company during the fiscal years ended December 31, 1999 or 2000.

    The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 promulgated thereunder, in that they were issued either pursuant to written compensatory benefits plans or pursuant to a written contract relating to compensation, as provided by Rule 701. In addition, on September 30, 1997, the Company filed a Registration Statement on Form S-8 under the Securities Act of 1933, as amended, registering up to an aggregate of 3,500,000 shares of the Company's Class A

Common Stock, par value $0.01 per share, which may be issued upon exercise of stock options and warrants granted or which may be granted under the Company's 1997 Stock Plan, 1996 Stock Plan and 1994 Stock Plan.

USE OF PROCEEDS

    As of December 31, 2000, the approximately $12,200,000 of net proceeds from the Company's initial public offering (IPO) of its Class A Common Stock pursuant to its Registration Statement on Form S-1, Commission File No. 333-11519, declared effective October 30, 1996, have been used as follows: (1) approximately $200,000 for the buildout of Bitstream's leased facilities in Cambridge, Massachusetts to accommodate the additional personnel that joined the Company as a result of the acquisition of Archetype, Inc.; (2) approximately $6,041,000 for the acquisitions of Mainstream Software Solutions, Ltd., Archetype, Inc., Type Solutions, Inc., and certain assets of Alaras Corporation; (3) approximately $1,500,000 for the repayment of indebtedness, of which approximately $548,000 was paid to officers, directors and 10% stockholders of the Company and approximately $762,000 of which was paid to third parties; (4) approximately $1,475,000 for royalty payments to others; (5) $500,000 for the investment in DiamondSoft, Inc.; and (6) approximately $1,581,000 for the purchase and installation of equipment. The remaining net proceeds from the IPO are invested in short-term, interest-bearing, investment-grade securities.

ITEM 6.  Selected Consolidated Financial Data

    The selected consolidated financial data presented below as of December 31, 2000, and 1999, and for the three years ended December 31, 2000, 1999 and 1998 have been derived from, and are qualified by reference to, the Company's consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is included elsewhere in this Report. The selected consolidated financial data presented below as of December 31, 1998, 1997, 1996, and for the two years ended December 31, 1997 and 1996 have been derived from, and are qualified by reference to, the Company's audited financial statements, which are not included in this Report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements of the Company and Notes thereto, with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report, and other financial data appearing elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA

	Year Ended December 31,
(In thousands except per share data)	2000	1999	1998(3)	1997(2)	1996
Consolidated Statements of Operations Data:
Revenues	$8,982	$8,921	$8,870	$13,102	$10,551
Cost of revenues	1,232	1,461	1,522	1,518	1,858
Gross profit	7,750	7,460	7,348	11,584	8,693
Operating expenses:
Marketing and selling	3,716	4,353	5,292	6,439	4,218
Research and development	4,946	5,037	4,404	2,826	1,512
General and administrative	2,432	1,673	2,146	2,286	1,701
In-process research and Development	—	—	—	4,930	—
Severance and other non-recurring compensation	—	—	2,647	1,371	—
Restructuring charge	—	—	—	—	—
Total operating expenses	11,094	11,063	14,489	17,852	7,431
Gain on sale of assets	—	—	10,317	—	—
Operating (loss) income	(3,344)	(3,603)	3,176	(6,268)	1,262
(Loss) gain on investment in DiamondSoft, Inc.	(13)	18	(56)	—	—
Other income (expense), net	463	533	489	510	(19)
(Loss) income before provision (benefit) for income taxes	(2,894)	(3,052)	3,609	(5,758)	1,243
Provision for (benefit from) income taxes	245	990	775	232	(94)
Net (loss) income	$(3,139)	$(4,042)	$2,834	$(5,990)	$1,337
Basic net (loss) income per share (1)	$(0.41)	$(0.56)	$0.42	$(0.95)	$1.07
Basic weighted average shares outstanding (1)	7,738	7,261	6,751	6,303	1,248
Diluted net (loss) income per share (1)	$(0.41)	$(0.56)	$0.38	$(0.95)	$0.25
Weighted average shares outstanding and dilutive potential common shares (1)	7,738	7,261	7,443	6,303	5,404

Footnotes are listed after the Consolidated Balance Sheet Data which follows this schedule.

SELECTED CONSOLIDATED BALANCE SHEET DATA
As of December 31,

(In thousands)	2000	1999	1998(3)	1997	1996
Consolidated Balance Sheet Data:
Cash and cash equivalents	$7,149	$9,037	$14,252	$6,364	$11,718
Working capital	7,371	9,668	12,638	9,213	14,220
Total assets	12,107	14,603	20,711	17,009	17,477
Long-term obligations	—	—	27	54	81
Stockholders' equity	10,049	12,742	16,275	12,683	15,359

(1)
Calculated on the basis described in Note 2 of Notes to the Consolidated Financial Statements.

(2)
In April 1997, the Company acquired Archetype, Inc. and recorded an In-process research and  development charge as well as severance and other non-recurring compensation charges. This activity is further detailed in the Notes to the Consolidated Financial Statements contained herewith.

(3)
In August 1998, the Company sold substantially all of the assets relating to its MediaBank and InterSep OPI product lines for approximately $10,317,000 in cash. This transaction is further described in the Notes to the Consolidated Financial Statements contained herewith.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

    Bitstream Inc. ("Bitstream" or the "Company"), headquartered in Cambridge, Massachusetts, is composed of three separate and distinct businesses: (1) type and technology in which Bitstream develops and licenses font technology and custom font designs to manufacturers of Internet appliances, wireless devices, set-top boxes, embedded systems, printers, and personal digital assistants; (2) MyFonts.com, a showcase of the world's fonts in one easy-to-use e-commerce web site operated by Bitstream's wholly-owned subsidiary, MyFonts.com, Inc. (MyFonts.com"); and (3) Pageflex, formerly referred to as the Company's on-demand marketing segment, in which the Company's wholly-owned subsidiary Pageflex, Inc. ("Pageflex") develops, markets and supports on-demand document composition solutions which automatically produce customized one-to-one marketing collateral such as datasheets and brochures directly from XML text and graphics data stored in web servers and/or databases.

    In January 1997, the Company purchased substantially all of the assets of Mainstream Software Solutions, Ltd. ("Mainstream"), a corporation organized under the laws of England primarily engaged in the business of marketing, selling, distributing and supporting Bitstream type products in the United Kingdom, for approximately $505,000. As a result, Bitstream directly distributes its own products in the United Kingdom.

    In April 1997, the Company acquired Archetype, Inc. ("Archetype" and together with Mainstream, the "Acquired Subsidiaries"), a Delaware corporation primarily engaged in the business of developing and marketing server-based information management computer software for the graphic arts industry. Archetype's products included: MediaBank, a digital asset management product that allows for the cataloging, archiving, and management of electronic images, text and documents; InterSep OPI and InterSep Output Manager, advanced open prepress interface and print management products for raster image processors and servers; and NuDoc, an advanced document composition technology. Pursuant to an Asset Purchase Agreement dated August 28, 1998, the Company sold substantially all of the assets relating to its MediaBank and InterSep OPI product lines to Inso Providence Corporation of Boston, Massachusetts ("Inso") for net cash proceeds of $11,400,000.

    In November 1998, the Company purchased certain assets of Alaras Corporation ("Alaras"), a North Carolina corporation primarily engaged in the business of developing, marketing and distributing its software products to the electronic publishing market. Alaras' product lines acquired by the Company include a workflow application to automate repetitive steps in electronic publishing production.

    In December 1998, the Company acquired all of the outstanding stock of Type Solutions, Inc., a New Hampshire corporation primarily engaged in the business of developing and licensing font rendering technologies, for $600,000 in cash.

    In January 1999, the Company established Pageflex, Inc. as a wholly owned subsidiary for the purpose of developing on-demand marketing software.

    In December 1999, MyFonts.com Inc. was founded as a wholly owned subsidiary of Bitstream is to provide the world's most complete source of digital fonts in a single comprehensive web site.

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

RESULTS OF OPERATIONS (in thousands, except percent amounts)

    Certain prior year account balances have been reclassified to be consistent with the current year's presentation.

    The following table sets forth the percentage of revenues represented by certain items reflected in the Company's Statements of Operations Data for the periods presented:

	Year Ended December 31,
	2000	1999	1998
Revenues
Software licenses	81.7%	81.8%	87.5%
Services	18.3	18.2	12.5

Total revenues	100.0	100.0	100.0
Cost of revenues	13.7	16.4	17.2

Gross profit	86.3	83.6	82.8

Operating expenses:
Marketing and selling	41.4	48.8	59.6
Research and development	55.1	56.5	49.7
General and administrative	27.0	18.7	24.2
Severance and other nonrecurring compensation	—	—	29.8

Total operating expenses	123.5	124.0	163.3

Gain on sale of assets	—	—	116.3

Operating (loss) income	(37.2)	(40.4)	35.8
Other income (expense), net	5.0	6.2	4.9
Provision for income taxes	(2.7)	(11.1)	(8.7)

Net (loss) income	(34.9)%	(45.3)%	32.0%

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1999 (in thousands)

Consolidated Revenue:

					Change
		% of Revenue		% of Revenue
	2000		1999		Dollars	Percent
Revenue
Software licenses	$7,341	81.7%	$7,299	81.8%	$42	0.6%
Services	1,641	18.3	1,622	18.2	19	1.2%

Total revenue	$8,982	100.0%	$8,921	100.0%	$61	0.7%

    The increase in revenue for the year ended December 31, 2000 as compared to the year ended December 31, 1999 was due to increases of $11 and $50 from the type and technology and MyFonts.com business segments, respectively. The Pageflex segment generated an equal amount of revenue during both periods.

Type and technology revenue:

					Change
		% of Revenue		% of Revenue
	2000		1999		Dollars	Percent
Revenue
Software licenses	$5,820	93.9%	$5,427	87.7%	$393	7.2%
Services	378	6.1	760	12.3	(382)	(50.3)%

Type and technology revenue	$6,198	100.0%	$6,187	100.0%	$11	0.2%

Percentage of total revenue	69.0%		69.4%

    The increase in type and technology license revenue for the year ended December 31, 2000 versus the year ended December 31, 1999 was the result of an increase in OEM revenue of $438 or 11% partially offset by decreases in retail revenues of $40. The increase in OEM revenues is primarily attributable to an increase in technology license revenue, including license revenue for Font Fusion. The decrease in retail revenues was primarily caused by a decrease in sales from the Company's US office of $102 partially offset by an increase in revenues from the UK office of $62. Service revenue decreased for the year ended December 31, 2000 as compared to the year ended December 31, 1999 due to significant non-recurring service revenues from designing the "Euro" currency typeface into specific customer fonts during 1999. While the Company believes that the type and technology business will experience significant license fee royalty growth from its involvement in new and emerging markets such as wireless devices and Internet appliances in 2002 and beyond, revenues for the year ending December 31, 2001 are predicted to remain constant due to concern over current economic conditions and the projected deployment dates of products in the emerging markets the Company is currently pursuing.

Pageflex revenue:

					Change
		% of Revenue		% of Revenue
	2000		1999		Dollars	Percent
Revenue
Software licenses	$1,471	53.8%	$1,872	68.5%	$(401)	(21.4)%
Services	1,263	46.2	862	31.5	401	46.5%

Pageflex revenue	$2,734	100.0%	$2,734	100.0%	$—	0.0%

Percentage of total revenue	30.4%		30.7%

    Software license revenues for the Pageflex segment include several large contracts during both 2000 and 1999. Revenue for 2000, excluding these transactions, which are discussed below, increased $335 or 31% from $1,090 during the year ended December 31, 1999 to $1,425 for the year ended December 31, 2000. The year ended December 31, 2000 included $435 in service revenue from a software development and licensing agreement with Xerox Corporation as well as license revenue of $420 and service revenue of $454 from an existing long-term contract with Atex Media Solutions, Inc. ("Atex"). Revenues for the year ended December 31, 1999 included $688 of license fees and $356 in service revenue from Atex and $600 from a one-time license agreement with Inso Providence Corporation. The Company's management expects that revenue will increase modestly in 2001.

MyFonts.com revenue:

					Change
		% of Revenue		% of Revenue
	2000		1999		Dollars	Percent
Revenue
Software licenses	$50	100.0%	$—	—	$50	NA
Services	—	—	—	—	—	NA

MyFonts.com revenue	$50	100.0%	$—	—	$50	NA

Percentage of total revenue	0.6%

    MyFonts.com began selling through its web site at the end of the first quarter of 2000 and has experienced double-digit monthly growth since its inception. The Company has excluded intercompany sales from the MyFonts.com revenue it generated from the resale of Bitstream fonts. Total MyFonts.com revenue including the Bitstream revenue excluded was $96. The Company's management believes that MyFonts.com's revenue growth will continue during 2001 and beyond, but at a slower rate than that achieved during the year ended December 31, 2000.

Consolidated Gross Profit:

			Change
	2000	1999	Dollars	Percent
Gross profit	$7,750	$7,460	$290	3.9%

Percentage of total revenue	86.3%	83.6%

    The increase in the gross profit for the year ended December 31, 2000 as compared to the year ended December 31, 1999 is primarily attributable to the decrease in cost of sales related to the engineering of customer specific outlines for the addition of the Euro symbol during 1999. Custom engineering revenues have a much higher cost of sales than license revenues. Cost of revenue is also composed of direct costs of licenses and royalties, as well as direct costs of product sales to end users. Included in the cost of licenses and royalties are fees paid to third parties for the development or license of rights to technology and/or unique typeface designs and costs incurred in the fulfillment of custom orders from OEM and ISV customers. Included in cost of product sales to end users and distributors are the direct costs associated with the duplication, packaging and shipping of product.

Consolidated Selling and Marketing:

			Change
	2000	1999	Dollars	Percent
Selling and marketing	$3,716	$4,353	$(637)	(14.6)%

Percentage of total revenue	41.4%	48.8%

    The decrease in selling and marketing expenses in dollars and as a percentage of revenues for the year ended December 31, 2000 as compared to the year ended December 31, 1999 reflects expense reductions in the Pageflex and the type and technology business segments. The Company reduced Pageflex business expenses through a reduction of public relations firm consulting expenses by $75, print and production of new product collateral and advertising expenses by $75, trade show related expenses by $50, and other marketing program expenses by $220. The type and technology business segment reduction includes print and production of new product collateral and advertising, and other marketing program expenses of $40 and $56, respectively. The Company's 1999 expenses reflected an increase in spending on new branding, Company logos, packaging and marketing not required during 2000.

Consolidated Research and Development ("R&D"):

			Change
	2000	1999	Dollars	Percent
Research and development	$4,946	$5,037	$(91)	(1.8)%

Percentage of total revenue	55.1%	56.5%

    R&D expenses decreased both in absolute dollars and as a percentage of revenues. R&D expenses for the type and technology segment increased $49 or 2.9% from $1,706 for the year ended December 31, 1999 to $1,755 for the year ended December 31, 2000. This increase reflects a reduction in engineering costs incurred on customer specific outline projects, which are charged to cost of revenues. R&D expenses for the Pageflex segment decreased $243 or 8.0% from $3,039 for the year ended December 31, 1999 to $2,796 for the year ended December 31, 2000. This decrease was primarily due the completion of engineering projects during 1999, which required outside expertise to assist in the completion of the Japanese Mpower release and other projects that were absorbed by current staff. R&D expenses for the MyFonts.com segment increased $103 or 35.3% from $292 for the year ended December 31, 1999 to $395 for the year ended December 31,2000. This increase is attributable to the hiring of two software engineers in the third quarter of 1999.

Consolidated General and Administrative ("G&A"):

			Change
	2000	1999	Dollars	Percent
General and administrative	$2,432	$1,673	$759	45.4%

Percentage of total revenue	27.1%	18.7%

    The increase in G&A expenses in dollars and as a percentage of revenues for the year ended December 31, 2000 versus the year ended December 31, 1999 is primarily due to increases in bad debt reserves. Bad debt expense for the type and technology segment increased $522 from a net $(199) recovery during 1999 to a net expense of $323 during 2000. Bad debt expense for the Pageflex segment increased $217 from $43 during the year ended December 31, 1999 to $260 during the year ended December 31, 2000. During 1999 the Company collected approximately $200 in accounts receivable that had been reserved in prior years. During 2000, the Company increased reserves by $100 for a customer who filed for bankruptcy and $181 for a disputed accounts receivable balance from another customer.

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

Income (loss) on investment in DiamondSoft, Inc.:

    The Company made a $500 equity investment in DiamondSoft, Inc. representing a 25% ownership interest. DiamondSoft, Inc. is a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. The Company's pro rata share of DiamondSoft's income (loss) was $(13) for the year ended December 31, 2000 versus $18 for the year ended December 31, 1999.

Other income, net:

    Other income consists primarily of interest income earned.

Provision for income taxes:

    The Company recorded a tax provision of $245 for the year ended December 31, 2000, which includes $23 in various state minimum taxes and $222 in foreign income taxes. The Company recorded a tax provision of $990 for the year ended December 31, 1999, of which $868 is a valuation reserve for the deferred tax assets recorded during 1995 and 1996, and $126 is foreign income taxes.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED
DECEMBER 31, 1998 (in thousands)

Consolidated Revenue:

					Change
		% of Revenue		% of Revenue
	1999		1998		Dollars	Percent
Revenue
Software licenses	$7,299	81.8%	$7,760	87.5%	$(461)	(5.9)%
Services	1,622	18.2	1,110	12.5	512	46.1%

Total revenue	$8,921	100.0%	$8,870	100.0%	$51.6%

    The increase in revenue for the year ended December 31, 1999 as compared to the year ended December 31, 1998 was attributable to revenue for the Pageflex segment, which was $2,734. This increase was partially offset by the loss of revenues from the Mediabank and InterSep OPI product lines, which were sold to Inso in August of 1998, of $2,593.

Type and technology revenue:

					Change
		% of Revenue		% of Revenue
	1999		1998		Dollars	Percent
Revenue
Software licenses	$5,427	87.7%	$5,220	83.2%	$207	4.0%
Services	760	12.3	1,057	16.8	(297)	(28.1)%

Type and technology revenue	$6,187	100.0%	$6,277	100.0%	$(90)	(1.4)%

Percentage of total revenue	69.3%		70.8%

    The increase in type and technology license revenue for the year ended December 31, 1999 versus the year ended December 31, 1998 was caused by an increase in OEM sales of $778 partially offset by decreases in retail and international revenues of $123 and $448, respectively. The increase in OEM sales is primarily attributable to an increase in technology licensing, including licenses for Font Fusion and FontTastic. The decrease in international revenues was primarily caused by a decrease in sales from the Company's UK office. The decrease in retail license revenue is attributable to four large direct sales made during the third quarter of 1998, which were not duplicated in 1999. The decrease in revenue from services is related to development services provided to two customers during 1998 totaling $316, which were not duplicated during 1999.

Pageflex revenue:

					Change
		% of Revenue		% of Revenue
	1999		1998		Dollars	Percent
Revenue
Software licenses	$1,872	68.5%	$—	—	$1,872	N/A
Services	862	31.5	—	—	862	N/A

Pageflex revenue	$2,734	100.0%	$—	—	$2,734	N/A

Percentage of total revenue	30.7%		—

    The Company began shipping its Pageflex products during the first quarter of 1999. Software license revenues for the year ended December 31, 1999 included $688 of license fees and royalties from an existing long-term contract with Atex Media Solutions, Inc. ("Atex"), a leading worldwide supplier of publishing systems for the collection, processing, management and distribution of information by newspapers, and $600 from a one-time license agreement with Inso Providence Corporation. Revenue from services includes $356 from the above-mentioned Atex contract and $506 in Mpower consulting.

Consolidated Gross Profit:

			Change
	1999	1998	Dollars	Percent
Gross profit	$7,460	$7,348	$112	1.5%

Percentage of total revenue	83.6%	82.8%

    The increase in the gross profit for the year ended December 31, 1999 as compared to the year ended December 31, 1998 is attributable to Pageflex software sales, which generated $2,449 in gross profit during 1999 and gross profit from the type and technology business which increased $38 from $4,973 to $5,011. This increase was partially offset by a decrease of $2,375 attributable to the sale of substantially all of the assets relating to the Company's MediaBank and InterSep OPI product lines to Inso in August 1998. Gross profit as a percentage of sales for the year ended December 31, 1999 compared to the year ended December 31, 1998 reflects lower sales for the first two quarters of 1999 and higher costs resulting from higher shipping and production expenses during the last two quarters of 1999. Cost of revenue is composed of direct costs of licenses and royalties, as well as direct costs of product sales to end users. Included in the cost of licenses and royalties are fees paid to third parties for the development or license of rights to technology and/or unique typeface designs and costs incurred in the fulfillment of custom orders from OEM and ISV customers. Included in cost of product sales to end users and distributors are the direct costs associated with the duplication, packaging and shipping of product.

Consolidated Selling and Marketing:

			Change
	1999	1998	Dollars	Percent
Selling and marketing	$4,353	$5,292	$(939)	(17.7)%

Percentage of total revenue	48.8%	59.6%

    The decrease in selling and marketing expenses in dollars and as a percentage of revenues for the year ended December 31, 1999 as compared to the year ended December 31, 1998 reflects a reduction in type and technology salary expense resulting from headcount reductions in March and June of 1998 and the loss of the personnel associated with the MediaBank and InterSep OPI product lines in August 1998 offset by an increase in selling and marketing costs associated with the Company's new Pageflex segment of $2,273 for the year ended December 31, 1999. Selling and marketing expenses for the type and technology segment decreased $1,063 or 33.8% from $3,144 for the year ended December 31, 1998 to $2,080 the year ended December 31, 1999. The decrease in selling and marketing expenses associated with the sale of the MediaBank and InterSep OPI product lines was $2,148 for the year ended December 31, 1999 compared to the year ended December 31, 1998.

Consolidated Research and Development ("R&D"):

			Change
	1999	1998	Dollars	Percent
Research and development	$5,037	$4,404	$633	14.4%

Percentage of total revenue	56.5%	49.7%

    Research and development expenses increased in dollars and as a percentage of sales for the year ended December 31, 1999 versus the year ended December 31, 1998. These increases reflect the ongoing investment in additional personnel to support expanded development of the Company's Pageflex technologies, Mpower, Persona and NuDoc and expenses associated with the creation of MyFonts.com. R&D costs associated with the Pageflex and MyFonts.com segments were $3,039 and $292, respectively, for the year ended December 31, 1999. R&D expenses for the type and technology segment decreased $1,619 or 48.7% from $3,325 for the year ended December 31, 1998 to $1,706 for the year ended December 31, 1999. The decreases in R&D expenses associated with the sale of the MediaBank and InterSep OPI product lines in August 1998 was $1,079 for the year ended December 31, 1999 compared to the year ended December 31. 1998.

Consolidated General and Administrative ("G&A"):

			Change
	1999	1998	Dollars	Percent
General and administrative	$1,673	$2,146	$(473)	22%

Percentage of total revenue	18.7%	24.2%

    The decrease in G&A expenses in dollars and as a percentage of revenues for the year ended December 31, 1999 versus the year ended December 31, 1998 is primarily due to a decrease in net bad debt expense (recovery) of $560 from $404 during the year ended December 31, 1998 to $(155) during the year ended December 31, 1999. This decrease was partially offset by increases in administrative positions at the end of 1998 to handle the growth necessitated by the Company's investment in the Pageflex business. G&A costs associated with the Pageflex segment were $1,136 for the year ended December 31, 1999. G&A expenses for the type and technology segment decreased $1,194 or 69.0% from $1,731 for the year ended December 31, 1998 to $537 for the year ended December 31, 1999.

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

Severance and other non-recurring compensation expense:

    Severance and other non-recurring compensation expenses are related to the reorganization and personnel reductions, which occurred in March and June of 1998 and totaled $2,647 for the year ended December 31, 1998. There were no such expenses incurred during the year ended December 31, 1999.

Gain on sale of assets:

    The Company recognized a gain on the sale of substantially all assets of the Company's MediaBank and InterSep OPI product lines to Inso during the year ended December 31, 1998 totaling $10,317.

Income (loss) on investment in DiamondSoft, Inc.:

    The Company made a $500 equity investment in DiamondSoft, Inc. representing a 25% ownership interest. DiamondSoft, Inc. is a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. The Company's pro rata share of DiamondSoft Inc.'s income (loss) was $18 for the year ended December 31, 1999 versus $(56) for the year ended December 31, 1998.

Other income, net:

    Other income consists primarily of interest income earned.

Provision for income taxes:

    The Company recorded a tax provision of $990 for the year ended December 31, 1999, of which $868 is a valuation reserve for the deferred tax assets recorded during 1995 and 1996. The tax provision for the year ended December 31, 1998 was $775, of which $671 was related to the $10,317 gain recognized on the sale of the MediaBank and InterSep OPI product lines. See Note 7 in the Notes to the Consolidated Financial Statements filed herewith for a more detail breakdown of this provision.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations and cash received from the sale of the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998. As of December 31, 2000, the Company had net working capital of $7,371 versus $9,668 at December 31, 1999.

    The Company's operating activities used cash of approximately $1,663 during the year ended December 31, 2000 as compared to using cash totaling $5,164 during the year ended December 31, 1999. The cash used during the year ended December 31, 2000 and 1999 was primarily due to the net losses from the Pageflex and MyFonts.com businesses, partially offset by the income from the type and technology business. This net loss adjusted for non-cash expenses resulted in a use of $2,102 and $2,164 in cash during the years ended December 31, 2000 and December 31, 1999, respectively. During the year ended December 31, 2000 the Company used $90 in cash to pay down accounts payable, generated $148 in cash by collecting accounts receivable, generated $99 in cash by decreasing various prepaid expenses, and generated $282 in cash by decreasing accrued expenses and deferred revenue. During the year ended December 31, 1999 the Company also used cash to pay accrued expenses of $1,787, and generated cash of $274 through an increase in accounts payable and a decrease in prepaid expenses and other assets. During the year ended December 31, 1999, the Company recognized $798 in deferred revenue greater than the additional deferred revenue booked and increased accounts receivable by $689.

    During the year ended December 31, 2000 the Company deposited $300,000 into a money market account at Wells Fargo Bank which is securing a $300 line of credit granted by the bank to DiamondSoft. This cash is presented on the Company's consolidated balance sheet as restricted cash. See footnote 5 on page F-14 for more information.

    The Company's investing activities used cash of approximately $626 during the year ended December 31, 2000 as compared to using $488 during the year ended December 31, 1999. Investing consisted primarily of the purchase of property and equipment during both years.

    The Company's financing activities provided cash of $401 during the year ended December 31, 2000 as compared to $437 during the year ended December 31, 1999. The cash provided during both of these years primarily resulted from the exercise of stock options.

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

    As of December 31, 2000 the Company had no material commitments for capital expenditures. From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company's business. Any such transactions consummated may use a portion of the Company's working capital or require the issuance of equity or debt.

    In November 1996, the Company completed an initial public offering ("IPO") of 2,415,000 shares of its Class A Common Stock. Net proceeds from the IPO were approximately $12.2 million, of which approximately $1.5 million was used to repay outstanding indebtedness.

IMPACT OF YEAR 2000 ISSUE

YEAR 2000 READINESS DISCLOSURE—made pursuant to the Year 2000 Information and Readiness Disclosure Act, Pub. L. No. 105-271 (1998)

    As of March 16, 2001, the Company has not experienced any material Year 2000 related disruptions in its operations. During 1999, the Company completed testing of its current software products, engaged in conducting a Year 2000 readiness audit of its internal IT and non-IT systems (including telecommunication, facilities management, safety and security systems) and received assurances from third party component and software providers of their Year 2000 readiness. These procedures were more fully described by the Company in its 1999 Annual Report on Form 10-K, which was filed with the SEC on March 30, 2000. The expenses incurred to date have not had a material impact on the Company's results of operations or financial condition. At this time, the Company believes that most Year 2000 problems should have become evident and does not believe that it will have additional Year 2000 expenses, but will fund any unanticipated expenses through cash flows from operations.

RECENT ACCOUNTING PRONOUNCEMENTS

    The SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, in December 1999. In March 2000 and June 2000, the SEC issued SAB No. 101A and 101B, respectively, which delayed the implementation date of SAB No. 101. The Company has adopted this new accounting guidance as of the fourth quarter of 2000. No cumulative charge to operations was necessary under the rules of the American Institute of Certified Public Accountants, Accounting Principles Board Opinion (APB) No. 20, Accounting Changes. The adoption of SAB No. 101 did not have a material impact on the Company's financial position or results of operations.

    In March 2000, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25, (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 including the definition of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. The Company has adopted FIN 44, which did not have a material impact on the Company's financial position or results of operations.

    In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for certain transactions occurring after March 31, 2001 and certain disclosures for the year ending December 31, 2001. The Company does not believe that SFAS No. 140 will have a material impact on the Company's financial position or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS,
AND DERIVATIVE COMMODITY INSTRUMENTS

    As of December 31, 2000, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

    The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the year ended December 31, 2000. Currently the Company does not engage in foreign currency hedging activities.

ITEM 8. Financial Statements and Supplementary Data

    The index to Financial Statements appears on page F-1, the Independent Auditors' Report appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-26.

ITEM 9. Changes and Disagreements with Accountants on Accounting and Financial Disclosure

    None.

PART III

    Certain information required by Part III is omitted from this Report in that the Company will file a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 6, 2001 that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 6, 2001.

ITEM 10. Directors and Executive Officers of the Registrant

    The information required by this Item concerning directors is incorporated by reference to the section entitled "Proposal No. 1—Election of Directors—Nominees for Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 6, 2001 and which will be filed with the Securities and Exchange Commission on or before April 30, 2001. The information concerning the executive officers of the Company required by this Item is contained in the "Executive Officers of the Registrant" section of Item 1 hereof and is incorporated by reference in this Part III.

    There is incorporated herein by reference to the discussion under "Principal and Management Stockholders—Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 6, 2001 the information with respect to any delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. Executive Compensation

    Information required by this Item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 6, 2001 under the heading "Executive Compensation."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

    Information required by this Item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 6, 2001 under the heading "Principal and Management Stockholders."

ITEM 13. Certain Relationships and Related Transactions

    Information required by this Item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on June 6, 2001 under the heading "Certain Relationships and Related Transactions."

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

      NONE

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

3	Certificate of Incorporation and Bylaws
3.1.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).
3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.2 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
3.2.1	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).
3.2.2	By-law Amendments adopted by the Board of Directors of the Company on November 6, 1998 (incorporated by reference to Exhibit 2 to the Company's current report on Form 8-K filed on November 16, 1998).
4	Instruments Defining the Rights of Security Holders
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).
4.2	Rights Agreement dated as of November 12, 1998 between the Company and BankBoston N.A., as Rights Agent, which includes: as Exhibit A thereto, the form of Certificate of Designation of Series A Junior Participating, Preferred Stock of the Company; as Exhibit B thereto, the Form of Right Certificate; and as Exhibit C thereto, the summary of Rights to Purchase Preferred Shares.
10	Material Contracts
10.1	1996 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).
10.2	1994 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

10.3	Agreement and Plan of Recapitalization dated October 28, 1994 (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).
10.4	Lease between Athenaeum Group and the Company dated March 17, 1992 (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).
10.4.1	First Amendment to Lease between Athenaeum Group and the Company dated September 7, 1993 (incorporated by reference to Exhibit 10.4.1 to the Company's Registration Statement filed on Form S-1, Registration No. 333-11519, on September 6, 1996).
10.4.2	Second Amendment to Lease between Athenaeum Group and the Company dated July 13, 1994 (incorporated by reference to Exhibit 10.4.2 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).
10.4.3	Third Amendment to Lease between Athenaeum Group and the Company dated July 15, 1996 (incorporated by reference to Exhibit 10.4.3 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).
10.4.4	Fourth Amendment to Lease between Athenaeum Property LLC and the Company dated March 3, 1997 (incorporated by reference to Exhibit 10.4.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.4.5	Fifth Amendment to Lease between Athenaeum Property LLC and the Company dated April 15, 1997 (incorporated by reference to Exhibit 10.4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
10.4.6	Sixth Amendment to Lease between Athenaeum Property LLC and the Company dated June 6, 1997 (incorporated by reference to Exhibit 10.4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
10.4.7	Seventh Amendment to Lease between Athenaeum Property LLC and the Company dated October 1, 1998.
10.5	First Amendment to Credit Agreement dated August 29, 1997 between BankBoston, N.A. and Company (incorporated by reference to Exhibit 10.4.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
10.5.1	Amended and Restated Revolving Credit Note dated August 29, 1997 between BankBoston, N.A. and the Company (incorporated by reference to Exhibit 10.4.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997).
10.5.2	Fourth Amendment to Amended and Restated Credit Agreement dated as of July 15, 1998 between BankBoston, N.A. and the Company (incorporated by reference to Exhibit 10.4.9 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1998).
10.5.3	Commercial Demand Note dated August 10, 1998 between BankBoston, N.A. and the Company (incorporated by reference to Exhibit 10.4.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.5.4	Pledge Agreement dated August 10, 1998 between BancBoston N.A and the Company (incorporated by reference to Exhibit 10.4.11 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).
10.6	Bridge Loan Agreement, dated February 22, 1996 among the Company and certain bridge lenders named therein (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

10.6.1	Amendment to Loan Agreement and to Waiver and Subordination Agreements dated August 22, 1996 among the Company and certain bridge lenders named therein (incorporated by reference to Exhibit 10.5.1 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).
10.6.2	Amendment No. 2 to Loan Agreement and to Waiver and Subordination Agreements dated October 9, 1996 among the Company and certain bridge lenders named therein (incorporated by reference to Exhibit 10.5.2 to Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on October 15, 1996).
10.7	Software License Agreement between Novell, Inc. and the Company, dated as of September 6, 1996 (incorporated by reference to Exhibit 10.6 Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on October 15, 1996).
10.8	Agreement between Tumbleweed Software Corporation and the Company dated as of June 10, 1996 (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on October 15, 1996).
10.9	Agreement dated as of May 1, 1996 among the Company and James D. Hart (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).
10.10	Form of Indemnification Agreement between the Company, its directors and certain of its officers (incorporated by reference to Exhibit 10.9 to Pre-effective Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 333-11519, filed on October 15, 1996).
10.11	Agreement and Plan of Merger dated as of March 27, 1997 among the Company, Archetype Acquisition Corporation and Archetype, Inc. (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.12	1997 Stock Plan (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
10.13	Asset Purchase Agreement among the Company, Archetype, Inc., Inso Corporation and Inso Providence Corporation dated August 28, 1998 (incorporated by reference to Exhibit 99(a) to the Company's Form 8-K filed on September 14, 1998).
10.14	Bitstream, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.15	Pageflex, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
10.16	MyFonts.com, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
21	Subsidiaries of Registrant
*21.1	Subsidiaries of the Registrant
23	Consents
*23.1	Consent of Independent Public Accountants
*
Filed herewith.

(b)
REPORTS ON FORM 8-K

    NONE

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on this 28th day of March, 2001.

BITSTREAM INC.
By:	/s/ CHARLES YING Charles Ying Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ CHARLES YING Charles Ying	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	March 28, 2001
/s/ ANNA M. CHAGNON Anna M. Chagnon	President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary (Principal Financial Officer)	March 28, 2001
/s/ JAMES P. DORE James P. Dore	Controller (Principal Accounting Officer)	March 28, 2001
/s/ AMOS KAMINSKI Amos Kaminski	Director	March 28, 2001
/s/ DAVID G. LUBRANO David G. Lubrano	Director	March 28, 2001
/s/ GEORGE B. BEITZEL George B. Beitzel	Director	March 28, 2001

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Bitstream Inc.:

    We have audited the accompanying consolidated balance sheets of Bitstream Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bitstream Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                      /s/ Arthur Andersen LLP

Boston, Massachusetts
February 14, 2001

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS)

	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$7,149	$9,037
Accounts receivable, net of allowance of $663 and $1,042 at December 31, 2000 and 1999, respectively	2,043	2,188
Prepaid expenses and other current assets	198	297

Total current assets	9,390	11,522

Property and equipment, net	636	763

Other assets:
Restricted cash	300	—
Goodwill, net of amortization of $1,149 and $680 in 2000 and 1999,respectively	1,196	1,665
Investment in DiamondSoft, Inc.	449	462
Other	136	191

Total other assets	2,081	2,318

Total assets	$12,107	$14,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of capital lease obligations	$—	$27
Accounts payable	261	351
Accrued expenses	1,287	1,126
Deferred revenue	471	350

Total current liabilities	2,019	1,854

Long-term deferred revenue	39	7

Total liabilities	2,058	1,861

Commitments and Contingencies (Note 9)
Stockholders' equity:
Common stock, $.01 par value Authorized—30,500 shares Issued—7,903 and 7,550 as of December 31, 2000 and 1999, respectively	79	75
Additional paid-in capital	31,960	31,218
Accumulated deficit	(21,630)	(18,491)
Treasury stock, at cost; 126 and 39 shares as of December 31, 2000 and 1999, respectively	(360)	(60)

Total stockholders' equity	10,049	12,742

Total liabilities and stockholders' equity	$12,107	$14,603

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

	For the Years Ended December 31,
	2000	1999	1998
Revenues
Software licenses	$7,341	$7,299	$7,760
Services	1,641	1,622	1,110

Total revenues	8,982	8,921	8,870
Cost of revenues	1,232	1,461	1,522

Gross profit	7,750	7,460	7,348

Operating expenses:
Marketing and selling	3,716	4,353	5,292
Research and development	4,946	5,037	4,404
General and administrative	2,432	1,673	2,146
Severance and other non-recurring compensation	—	—	2,647

Total operating expenses	11,094	11,063	14,489
Gain on sale of assets	—	—	10,317

Operating (loss) income	(3,344)	(3,603)	3,176

(Loss) gain on investment in DiamondSoft, Inc.	(13)	18	(56)
Interest income, net	463	533	489

(Loss) income before provision for income taxes	(2,894)	(3,052)	3,609
Provision for income taxes	245	990	775

Net (loss) income	$(3,139)	$(4,042)	$2,834

Net (loss) income per share:
Basic	$(0.41)	$(0.56)	$0.42

Diluted	$(0.41)	$(0.56)	$0.38

Weighted average shares outstanding:
Basic	7,738	7,261	6,751

Diluted	7,738	7,261	7,443

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

(IN THOUSANDS)

	Common Stock $.01 Par Value					Treasury Stock
	Number of Shares	$	Additional Paid-in Capital	Accumulated Deficit	Cumulative Translation Adjustment	Number of Shares	Cost	Total Stockholders' Equity	Comprehensive Net (Loss) Income
BALANCE, DECEMBER 31, 1997	6,556	$65	$29,940	$(17,283)	$(39)	—	$—	$12,683	—

Exercise of stock options and warrants	499	5	444	—	—	—	—	449	—
Compensation expense related to options	—	—	330	—	—	—	—	330	—
Treasury stock received from acquisition escrow (see Note 3)	—	—	—	—	—	39	(60)	(60)	—
Cumulative translation adjustment	—	—	—	—	39	—	—	39	39
Net income	—	—	—	2,834	—	—	—	2,834	2,834

Comprehensive net income for the year ended December 31, 1998	—	—	—	—	—	—	—	—	$2,873

BALANCE, DECEMBER 31, 1998	7,055	$70	$30,714	$(14,449)	$—	39	$(60)	$16,275	—

Exercise of stock options and warrants	495	5	478	—	—	—	—	483	—
Compensation expense related to options	—	—	26	—	—	—	—	26	—
Net loss	—	—	—	(4,042)	—	—	—	(4,042)	(4,042)

Comprehensive net loss for the year ended December 31, 1999	—	—	—	—	—	—	—	—	$(4,042)

BALANCE, DECEMBER 31, 1999	7,550	$75	$31,218	$(18,491)	$—	39	$(60)	$12,742	—

Exercise of stock options and warrants	302	3	468	—	—	—	—	471	—
Issuance of common stock	51	1	(1)	—	—	—	—	—	—
Advance received for stock option exercise	—	—	225	—	—	—	—	225	—
Compensation expense related to options	—	—	50	—	—	—	—	50	—
Treasury stock acquired	—	—	—	—	—	87	(300)	(300)	—
Net loss	—	—	—	(3,139)	—	—	—	(3,139)	(3,139)

Comprehensive net loss for the year ended December 31, 2000	—	—	—	—	—	—	—	—	$(3,139)

BALANCE, DECEMBER 31, 2000	7,903	$79	$31,960	$(21,630)	$—	126	$(360)	$10,049	—

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,139)	$(4,042)	$2,834
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on sale of certain assets sold to Inso Providence Corporation	—	—	(10,317)
Change in cumulative translation adjustment	—	—	39
Release of treasury stock from escrow	—	—	(60)
Depreciation	449	481	709
Amortization	525	521	384
Compensation on grant of stock options	50	26	330
Loss (gain) on investment in DiamondSoft, Inc.	13	(18)	56
Net loss on disposal of property and equipment	—	—	19
Deferred tax assets	—	868	—
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	148	(689)	3,985
Prepaid expenses and other current assets	99	92	294
Accounts payable	(90)	182	(582)
Accrued expenses	161	(1,787)	(66)
Deferred revenue	121	(798)	1,148

Net cash used in operating activities	(1,663)	(5,164)	(1,227)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of businesses, net of cash acquired	—	—	(1,900)
Purchases of property and equipment,net	(322)	(505)	(335)
Cash proceeds from sale of certain assets to INSO	—	—	11,430
Investment in DiamondSoft, Inc.	—	—	(500)
(Increase) decrease in other assets	(4)	17	(10)
Restricted cash	(300)	—	—

Net cash (used in) provided by investing activities	(626)	(488)	8,685

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term capital lease obligations	(27)	(27)	(27)
Change in other long-term liabilities	32	(19)	8
Purchase of treasury stock	(300)	—	—
Advance from shareholder for stock option exercise	225	—	—
Proceeds from the exercise of stock options/warrants	471	483	449

Net cash provided by financing activities	401	437	430

Net (Decrease) Increase in Cash and Cash Equivalents	(1,888)	(5,215)	7,888
Cash and Cash Equivalents, beginning of year	9,037	14,252	6,364

Cash and Cash Equivalents, end of year	$7,149	$9,037	$14,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2	$5	$6
Cash paid for income taxes	$167	$712	$125
SUPPLEMENTAL DISCLOSURE OF CASH FLOW RELATED TO ACQUISITIONS (NOTE 3):
Fair value of assets acquired excluding cash	$—	$—	$1,900
Payments in connection with acquisitions, net of cash	$—	$—	$(1,900)

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

    The Company is composed of three different businesses. Its traditional type and technology business primarily licenses its products and technologies to original equipment manufacturers ("OEMs") and independent software vendors ("ISVs"), for inclusion in their output devices, embedded systems, applications, Internet authoring tools, World Wide Web browsers and other products, and to end users. The Company generally enters into a license with such customers and charges a combination of licensing fees and royalty payments. In addition, Bitstream sells custom and other type products and application products directly and indirectly to end users such as graphic artists, publishers, advertising agencies and corporations. Its e-commerce business ("MyFonts.com"), formed in late 1999 as MyFonts.com, Inc., a wholly owned subsidiary, charged with establishing the first e-commerce site to aggregate fonts from multiple vendors on one easy-to-use Web site. The third business is Pageflex, which was formed in early 1999 and is housed under another wholly owned subsidiary (Pageflex, Inc,). Pageflex Mpower™ allows companies to create personalized and customized marketing documents based on the preferences and interests of individual customers. Mpower also has the ability to create output for traditional run-of-many offset printing.

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

(b) Revenue Recognition

    The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition as modified by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The Company derives revenues from software product licenses, professional consulting, and support maintenance services. Licenses and royalty revenues are recognized when persuasive evidence of an agreement exists, the product has been delivered, the Company has no remaining significant obligations with regard to implementation, the fee is fixed or determinable, and collection of the fee is probable.

    Licensing fees and royalty revenues include: (1) payments paid by OEM and ISV customers for text imaging and page layout technologies; (2) direct and indirect sales of software publishing applications for the creation, enhancement, management, transport, viewing and printing of electronic information; (3) direct sales of custom and other type products to end users such as graphic artists, desktop publishers and corporations; and (4) sales of type products to foreign customers primarily through distributors. Certain OEM and ISV customers pay royalties only upon the sublicensing of the Company's products to end users. Royalties due from these OEM and ISV customers are recognized when such sublicenses are reported to the Company by the OEM or ISV customer.

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

    Revenue from guaranteed minimum royalty licenses is recognized upon delivery of the software since no further obligations of the Company exist, while revenue on pay-as-you-go licenses is recognized in the period when sublicenses to end users are reported to the Company by the OEM or ISV customer. In certain guaranteed minimum royalty licenses, the Company will enter into extended payment programs with creditworthy customers. Revenue related to extended payment programs is recognized when payment becomes due to the Company.

    Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, if there are no significant post delivery obligations and if collection is probable. Revenue from maintenance contracts is recognized pro rata over the term of the maintenance contract. Revenue on certain long-term development contracts is recognized using the percent-of-completion method, as the services are performed. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become probable. Revenue related to the extended payment programs is recognized when payment becomes due to the Company.

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

    The Company generally warrants that its products will function substantially in accordance with documentation provided to customers for approximately 90 days following initial delivery. As of December 31, 2000, the Company had not incurred any significant expenses related to warranty claims.

    The SEC issued Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition, in December 1999. In March 2000 and June 2000, the SEC issued SAB No. 101A and 101B, respectively, which delayed the implementation date of SAB No. 101. The Company has adopted this new accounting guidance during the fourth quarter of 2000. No cumulative charge to operations as of January 1, 2001 was necessary under the rules of the American Institute of Certified Public Accountants, Accounting

Principles Board Opinion (APB) No. 20, Accounting Changes. The adoption of SAB No. 101 did not have a material impact on the Company's financial position or results of operations.

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

(d) Stock-Based Compensation

    SFAS No. 123, Accounting for Stock-Based Compensation, permits a company to choose either a new fair value based method or the Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, intrinsic value based method of accounting for its stock based compensation arrangements. The Company elected to continue to account for its stock-based compensation plans utilizing the provisions of APB No. 25. SFAS No. 123 requires disclosure of pro forma information regarding net (loss) income and net (loss) income per share based on fair value accounting for stock based compensation plans. This disclosure is presented in Note 10.

(e) Cash and Cash Equivalents

    As of December 31, 2000, cash and cash equivalents included bank deposits money market instruments. The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and records such investments at cost, which approximates market value.

(f)  Property and Equipment

    Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following (in thousands):

	December 31,
	2000	1999
Equipment and computer software	$2,069	$1,814
Purchased software	347	318
Equipment under capital lease	167	159
Furniture and fixtures	366	366
Leasehold improvements	659	637

	3,608	3,294
Less—Accumulated depreciation and amortization	2,972	2,531

Property and equipment, net	$636	$763

    Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment and computer software	3 Years
Purchased software	3 Years
Equipment under capital lease	Life of lease
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

(g) Derivative Financial Instruments

    The Company does not have any derivatives or other financial instruments as defined by SFAS No. 119, Disclosures About Derivative Financial Instruments.

    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 will not have a material impact on its financial results or financial position.

(h) Fair Value of Financial Instruments

    SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments. The Company's financial instruments consist of cash equivalents, accounts receivable, restricted cash, accounts payable and capital leases. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2000 and 1999 due to the short-term nature of these instruments.

(i)  Foreign Currency Translation

    The Company considers the functional currency of its foreign subsidiaries to be the U.S. Dollar, and accordingly, their financial information is translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for the results of operations. Adjustments resulting from translation of foreign subsidiary financial statements are included as a charge to operations.

(j)  Postretirement Benefits

    The Company has no obligations under SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, as it does not currently offer such benefits.

(k) Concentration of Credit Risk

    SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places a majority of its cash investments in one financial institution. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable. At December 31, 2000, one customer accounted for 18% of the Company's accounts receivable. The Company does not have any off-balance sheet risks as of December 31, 2000. At December 31, 1999 two customers accounted for 14% and 11% of the Company's accounts receivable. For the year ended December 31, 2000, one customer accounted for 10% of the Company's revenue. For the year ended December 31, 1999, one customer accounted for 12% of the Company's revenue. For the year ended December 31, 1998, no single customer accounted for 10% or greater of the Company's revenues.

(l)  Goodwill

    Goodwill is stated at cost, less accumulated amortization, and consists of the following (in thousands):

	December 31,
	2000	1999
Acquisition of Mainstream Software Solutions Ltd.	$450	$450
Acquisition of Type Solutions, Inc.	595	595
Acquisition of Alaras Corporation	1,300	1,300

	2,345	2,345
Less—Accumulated amortization	1,149	680

	$1,196	$1,665

    Goodwill is amortized on a straight-line basis over the estimated useful life of five years.

(m) Impairment of Long-Lived Assets

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

(n) Comprehensive (Loss) Income

    SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive (loss) income and its components in a full set of general purpose financial statements. The components of the Company's comprehensive (loss) income are as follows (in thousands):

	Year Ended December 31,
	2000	1999	1998
Net (loss) income	$(3,139)	$(4,042)	$2,834
Foreign translation adjustment	—	—	39

Comprehensive (loss) income	$(3,139)	$(4,042)	$2,873

(o) Reclassifications

    Certain prior year account balances have been reclassified to be consistent with the current year's presentation.

(p) Recently Issued Accounting Standards

    In March 2000, the Financial Accounting Standard Board (FASB) issued FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—an interpretation of APB Opinion No. 25, (FIN 44). FIN 44 clarifies the application of APB Opinion No. 25 including the definition of an employee, the criteria for determining whether a plan qualifies as a non-compensatory plan, the accounting consequences of various modifications to the terms of previously fixed stock options or awards, and the accounting for an exchange of stock compensation awards in a business combination. The Company has adopted FIN 44, which did not have a material impact on the Company's financial position or results of operations.

    In September 2000, the FASB issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for certain transactions occurring after March 31, 2001 and certain disclosures for the year ending December 31, 2001. The Company does not believe that SFAS No. 140 will have a material impact on the Company's financial position or results of operations.

(2) (Loss) Earnings Per Share (in thousands)

    In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share was determined by dividing net (loss) income by the weighted average shares of common stock outstanding during the year. Diluted earnings per share reflect dilution from potentially dilutive securities, primarily stock options, based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the potential common stock equivalents would be antidilutive. Diluted net loss per share for the years ended December 31, 2000 and 1999 are the same as basic net loss per share as the inclusion of the potential common stock equivalents would be antidilutive. A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted earnings per share is as follows:

	YEAR ENDED DECEMBER 31,
	2000	1999	1998
Shares outstanding for basic (loss) earnings per share:
Weighted average shares outstanding	7,738	7,261	6,751

Shares outstanding for diluted (loss) earnings per share:
Weighted average shares outstanding	7,738	7,261	6,751
Dilutive effect of options (*)	—	—	472
Dilutive effect of warrants (*)	—	—	220

Shares outstanding for diluted (loss) income per share:	7,738	7,261	7,443

*
Options and warrants that are not included because they would be antidilutive are detailed in the following paragraph.

    Potential common shares are not included for the years ended December 31, 2000 or 1999 because they would be antidilutive. Had the numerator been a profit, the potential common shares would have increased the weighted average shares outstanding by 1,819 and 855 shares for the years ended December 31, 2000 and 1999, respectively. In addition, there were warrants and options to purchase 123, 339, and 1,279 shares for the years ended December 31, 2000, 1999 and 1998, respectively that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company's common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(3) Acquisitions

Alaras Corporation Acquisition

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

Type Solutions, Inc. Acquisition

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

Description	Amount
Net cash proceeds from buyer	$11,430
Net book value of assets sold	(1,485)
Liabilities assumed by buyer	472
Transaction costs	(100)

Total gain on sale	$10,317

(5) Investment

    On March 13, 1998, the Company made a $500,000 equity investment in DiamondSoft, Inc. ("DiamondSoft"), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. This equity investment represents a 25% ownership interest and is accounted for under the equity method. (Losses) gains for the year ended December 31, 2000 and 1999 related to the Company's investment in DiamondSoft totaled approximately $(13,000) and $18,000, respectively and are included in the accompanying 2000 and 1999 consolidated statements of operations.

    On June 19, 2000, the Company deposited $300,000 into a money market account at Wells Fargo Bank, which is securing a $300,000 line of credit granted DiamondSoft by the bank. This cash is presented on the Company's consolidated balance sheet as restricted cash.

(6) Severance And Other Non-Recurring Expenses

    Included in operating expenses for the year ended December 31, 1998 are approximately $2,647,000 of severance and other non-recurring compensation expenses incurred in connection with certain arrangements between the Company and certain former employees and executives.

(7) Income Taxes

    The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under the liability method in accordance with SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and the tax bases of assets and liabilities, as measured by enacted tax rates in effect when these differences are expected to reverse.

    A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying consolidated statements of operations as a percentage of pre-tax income is as follows:

	Year Ended December 31,
	2000	1998	1999
Computed expected federal tax (benefit) provision	(34.0)%	(34.0)%	34.0%
State income taxes, net of federal (benefit) provision	(6.0)	(6.0)	6.3
State and foreign net operating loss and credit carryforwards	—	—	(2.2)
Foreign income/losses	4.5	—	(2.9)
Foreign taxes, including withholding taxes	(2.4)	4.0	2.9
Nondeductible write-off of in-process research and development and other	—	—	2.4
Nondeductible goodwill amortization	13.2	15.4	18.8
Change in valuation allowance	33.2	53.0	(37.8)

Provision for income taxes per accompanying consolidated statement of operations	8.5%	32.4%	21.5%

    The following is a summary of the components of the provision for income taxes (in thousands):

	Year Ended December 31,
	2000	1999	1998
Current:
Federal	$—	$—	$127
State	23	(3)	544
Foreign	222	125	104

	245	122	775
Deferred:
Federal	—	868	—
State	—	—	—
Foreign	—	—	—

Total	$245	$990	$775

    The significant items composing the deferred tax asset are as follows (in thousands):

	December 31,
	2000	1999
Net operating loss carryforwards	$4,520	$1,802
Tax credit carryforwards	2,889	2,929
Other temporary differences	1,361	1,608

Gross deferred tax asset	8,770	6,339
Valuation allowance	(8,770)	(6,339)

Net deferred tax asset	$—	$—

    The following is a summary of foreign and domestic pretax (loss) income (in thousands):

	Year Ended December 31,
	2000	1999	1998
Foreign	$129	$122	$(332)
Domestic	(3,023)	(3,174)	3,941

Total	$(2,894)	$(3,052)	$3,609

    At December 31, 2000, the Company has available federal and state net operating loss carryforwards for income tax purposes and federal and state tax credit carryforwards to reduce future federal income taxes, if any. Utilization of these NOLs is subject to certain annual limitations in accordance with certain tax laws and regulations. These net operating losses include $1,204,000 of acquired net operating losses from the Company's acquisition of Archetype in April 1997, which when realized will adjust the related goodwill. These net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and expire as follows (in thousands):

December 31,	Credit ($000)	NOLs ($000)
2001	96	—
2002	192	—
2003	250	—
2004	265	—
2005	101	—
2006	366	—
2007	113	488
2008	311	1,403
2009	164	1,130
2010	124	—
2011	111	—
2012	109	1,067
2018	540	—
2019	147	3,960
2020	—	3,252

	$2,889	$11,300

    The Tax Reform Act of 1986 (the Reform Act) limits the amount of net operating loss and credit carryforwards, which companies may utilize in any one year in the event of cumulative changes in ownership over a three-year period in excess of 50%. The Company has assessed its status with respect to these ownership changes which have occurred over the last three years, as well as the change of ownership interests with the initial public offering and the acquisition of Archetype, Inc., and believes that its ability to utilize its existing net operating loss and credit carryforwards will not be materially affected as a result of these changes in ownership interests.

    The Company has established a valuation allowance against its deferred tax asset to the extent that it believes it is more likely than not these assets will not be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income and the volatility of the industry in which it operates. As of December 31, 2000 the Company has fully reserved its deferred tax asset primarily due to losses in each of the last four years excluding the gain on the sale of the MediaBank and InterSep product line to Inso Providence Corp in 1998.

(8) Accrued Expenses

	December 31,
Accrued expenses consist of the following (in thousands):	2000	1999

Accrued royalties	$210	$199
Payroll and other compensation	648	296
Accrued professional and consulting services	169	428
Other	260	203

Total	$1,287	$1,126

(9) Operating Leases

    The Company conducts its operations in leased facilities and is obligated to pay monthly rent plus real estate taxes and certain operating expenses through October 1, 2003. Rent expense charged to operations for the years ended December 31, 2000, 1999 and 1998 was approximately $515,000, $587,000, and $493,000, respectively. The Company subleased approximately 4,700 square feet of its leased facilities to a third party for a two year period commencing on January 15, 1999 for $79,900 per annum, which was netted against rent expense in 2000 and 1999.

    The future minimum annual lease payments as of December 31, 2000 under the Company's leased facilities, is as follows (in thousands):

Year	Amount
2001	401
2002	401
2003	301

$1,103

(10) Stockholders' Equity

(a) General

    The Company has the following authorized capital: 30,500,000 shares of Common Stock, $0.01 par value, (30,000,000 of which are shares of Class A Common Stock and 500,000 of which are shares of Class B Common Stock), and 6,000,000 shares of preferred stock, $0.01 par value. Class A Common stockholders have voting rights. Class A Common stockholders have the option, at any time, to convert any or all shares of Class A Common Stock held into an equal number of shares of Class B Common Stock. The Class B Common Stock has rights similar to Class A Common Stock, except Class B Common Shares are nonvoting. The Class B Common stockholders have the option to convert any or all shares of Class B Common Stock held into an equal number of shares of Class A Common Stock, to the extent such stockholder and its affiliates shall be permitted to own, control or have the power to vote such Class A Common Stock under any law, rule or regulation at the time applicable to such stockholder or its affiliates. All outstanding shares of common stock as of December 31, 2000 and 1999 represent Class A Common Stock.

(b) Stock Option Plans

    On December 7, 1992, the Company adopted the 1993 Nonqualified Stock Option Plan (the 1993 Plan), under which the Company is authorized to grant options to purchase shares of Class A Common Stock. Options outstanding under the 1993 Plan as of December 31, 2000 are exercisable immediately, expire no later than 10 years from the date of grant and were granted at no less than the fair market value on the date of grant, as determined by the Board of Directors. In 2000, 1999 and 1998, the Company had not granted, and does not intend to grant, any additional options under the 1993 Plan.

    On November 21, 1994, the Board of Directors approved the 1994 Stock Plan (the 1994 Plan) under which the Company is authorized to grant incentive stock options and nonqualified stock options (including warrants) to purchase up to 1,833,333 shares of Class A Common Stock. Incentive stock options granted under the 1994 Plan must be granted at no less than fair market value of the shares at the date of grant, expire no later than 10 years from the date of grant and vest over periods of up to three years. As of December 31, 2000, the Company had available for issuance stock options to purchase 127,452 shares of Class A Common Stock pursuant to the 1994 Stock Plan.

    On May 1, 1996, the Board of Directors adopted the 1996 Stock Plan under which the Company is authorized to grant incentive stock options and nonqualified stock options to purchase shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 1996 Stock Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. A total of 775,409 shares of Class A Common Stock has been reserved for issuance under the 1996 Stock Plan. As of December 31, 2000, the Company had 2,667 stock options available for issuance to purchase shares of Class A Common Stock pursuant to the 1996 Stock Plan.

    On March 10, 1997, the Board of Directors adopted the 1997 Stock Plan under which the Company is authorized to grant warrants, incentive stock options and nonqualified stock options to purchase shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 1997 Stock Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. A total of 1,391,258 shares of Class A Common Stock has been reserved for issuance under the 1997 Stock Plan. As of December 31, 2000, the Company had available for issuance, stock options to purchase 179,722 shares of Class A Common Stock pursuant to the 1997 Stock Plan.

    On February 11, 2000, the Board of Directors adopted the 2000 Stock Plan under which the Company is authorized to grant warrants, incentive stock options and nonqualified stock options to purchase up to 1,000,000 shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 2000 Stock Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. As of December 31, 2000, the Company had

available for issuance, stock options to purchase 527,750 shares of Class A Common Stock pursuant to the 2000 Stock Plan.

    On February 11, 2000, the Board of Directors also adopted the Pageflex, Inc. and MyFonts.com, Inc. 2000 Stock Plans. Under these Plans, the Company is authorized to grant warrants and nonqualified stock options to purchase up to 3,000,000 shares of Class A Common Stock in each of these two subsidiaries. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 2000 Stock Plans provide that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. As of December 31, 2000, the Company had available for issuance, stock options to purchase 1,130,500 and 1,219,000 shares of Pageflex, Inc. and MyFonts.com, Inc. Class A Common Stock, respectively, pursuant to the 2000 Stock Plans. During 2000, the Company granted options from their plans to employees only.

    Stock option activity under all Bitstream, Inc. stock plans for the years ended December 31, 2000, 1999 and 1998 is as follows (in thousands, except exercise prices):

	Number of Shares	Exercise Price Range	Weighted Average Exercise Price
Outstanding, December 31, 1997	2,251	$0.90 — $84.38	$2.23
Exercised	(499)	0.90 — 1.50	0.91
Canceled	(426)	0.90 — 84.38	2.84
Granted	1,120	1.38 — 2.00	1.75

Outstanding, December 31, 1998	2,446	0.90 — 84.38	1.98
Exercised	(407)	0.90 — 2.00	0.99
Canceled	(164)	0.90 — 84.38	4.26
Granted	742	1.34 — 2.03	1.64

Outstanding, December 31, 1999	2,617	0.90 — 84.38	1.89
Exercised	(227)	0.90 — 4.94	1.66
Canceled	(99)	0.90 — 84.38	4.70
Granted	527	2.03 — 8.81	2.80

Outstanding, December 31, 2000	2,818	$.90 — $84.38	$1.98

Exercisable, December 31, 2000	1,467	$.90 — $84.38	$1.92

Exercisable, December 31, 1999	1,176	$.90 — $84.38	$2.03

Exercisable, December 31, 1998	1,204	$.90 — $84.38	$6.43

	Weighted Average Remaining Contractual Life in Years	Options Outstanding		Options Exercisable
Range of Exercise Prices		Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.90–$ 1.37	4.85	447	$1.02	310	$0.95
1.50– 3.00	8.01	2,175	1.88	1,005	1.83
3.94– 5.75	4.56	157	4.32	148	4.24
8.81– 11.25	8,34	39	9.07	4	11.25
41.63– 84.38	0.35	—	72.75	—	72.75

$0.90–$84.38	7.32	2,818	$1.98	1,467	$1.92

    The Company has 158 options outstanding and exercisable at December 31, 2000 in the $41.63—$84.38 price range.

    During 2000, the Company issued options to purchase 7,000 shares of common stock to non-employee consultants in exchange for services. The Company recorded these transactions at fair value, which was $12,732 for the year ended December 31, 2000. The compensation expense is recorded over the three year vesting period and is subject to variable accounting treatment whereby the Company remeasures the fair value of the options at the end of each reporting period. Compensation expense related to these options was $7,809.

(c) Warrants

    In 1997, the Company issued warrants under the 1994 Plan for the purchase of 150,000 shares of Class A Common Stock at $0.90–$4.94 per share, which vest in annual increments over a three-year period, to several members of the Company's management team and Board of Directors and an affiliate to the Board of Directors. The Company is recognizing compensation expense associated with the warrants over the three year vesting period. During 2000, 1999 and 1998, the Company recognized $9,000, $26,000 and $330,000 in compensation expense related to these warrants.

    Warrant activity for the three years ended December 31, 2000 is as follows (in thousands, except exercise prices):

Stock Class	Number of Shares Purchasable	Number of Warrants Exercisable	Exercise Price Range	Weighted Average Exercise Price
Outstanding, December 31, 1997	597	447	$0.90–$111.15	$5.01
Exercised	(85)		0.90	0.90
Canceled	—

Outstanding, December 31, 1998	512	472	0.90– 111.15	5.00
Exercised	(90)		0.90	0.90
Canceled	(18)		3.00	3.00

Outstanding, December 31, 1999	404	385	0.90– 111.15	5.99
Exercised	(74)		0.90– 3.50	1.26
Canceled	(10)		84.38	5.97

Outstanding, December 31, 2000	320	320	$0.90–$111.15	$7.31

		Warrants Outstanding and Exercisable
	Weighted Average Remaining Contractual Life in Years
Range of Exercise Prices		Number	Weighted Average Exercise Price
$0.90–$ 0.90	0.92	181	$0.90
3.00– 4.94	6.12	63	4.84
22.50– 22.50	2.11	74	22.50
78.75– 111.15	.35	2	104.17

$0.90–$111.15	2.22	320	$7.31

(d) Stock-Based Compensation

    The Company accounts for its employee stock plans using the intrinsic value method. The following table sets forth the pro forma amounts of net income (loss) and net income (loss) per share that would have resulted if we accounted for our employee stock plans under the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation".

	2000	1999	1998
Net income (loss):
As reported	$(3,139)	$(4,042)	$2,834
Pro forma	(4,306)	(5,385)	2,024
Basic net income (loss) per share:
As reported	(0.41)	(0.56)	0.42
Pro forma	(0.56)	(0.74)	0.30
Diluted net income (loss) per share:
As reported	(0.41)	(0.56)	0.38
Pro forma	(0.56)	(0.74)	0.27

    For purposes of computing pro forma net income, the Company estimates the fair value of all option or warrant grants granted to employees as of December 31, 2000 using the Black Scholes option pricing model prescribed by SFAS No. 123. The total value of the options granted to employees during the years ended December 31, 2000, 1999, and 1998 was computed as $1,443,000, $1,160,000 and $1,458,000 respectively. The pro forma compensation expense on all options and warrants granted as of December 31, 2000 for the years ended December 31, 2000, 1999 and 1998 was computed as $1,167,000, $1,343,000 and $810,000, respectively. The total pro forma compensation expense to be amortized and recognized over remaining option vesting periods during future years was computed as $1,982,000. Assumptions used and weighted average information are as follows:

	2000	1999	1998
Risk-free interest rates	5.00% to 5.6%	5.64% to 6.50%	4.83% to 5.64%
Expected dividend yield	—	—	—
Expected lives	10 Years	10 Years	10 Years
Expected volatility	140.6%	120.6%	118.3%
Weighted average exercise price	$2.88	$1.64	$1.75
Weighted average remaining contractual life of options outstanding	6.80	7.82	4.83
Weighted average fair value per share of options granted	$2.74	$1.56	$1.66

(11) Employee Benefit Plan

    The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company may, but is not obligated to, match a portion of the employee's contribution up to a defined maximum. The Company contributed $150,000, $112,000 and $126,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

(12) Segment Reporting

    The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. The Company has determined it has three reportable segments as of December 31, 2000: (i) a type and technology segment; (ii) an Pageflex segment and (iii) an e-commerce initiative for selling fonts over the Internet. Prior to January 1, 1999, the Company did not have distinctive reportable segments for its business and, as a result, the Company has not previously reported such segment information.

    The Company's reportable segments are strategic business units that sell the Company's products through distinct distribution channels. They are managed separately as each business requires different marketing strategies. The Company's approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The e-commerce segment's revenues include revenue from products it purchases from the type and technology segment. The inter-segment revenues created by these transactions have been eliminated from the e-commerce segmented revenue below, as well as from the Company's consolidated financial statements. The Company evaluates performance based on profit or loss from operations before income taxes, not including non-recurring gains and losses.

    The following tables sets forth the Company's statement of operations by segment with additional disclosures as required by SFAS No. 131 (in thousands):

	YEAR ENDED DECEMBER 31, 2000
	Type and Technology	E-commerce My-fonts.com	Pageflex	Combined
Revenue
Software licenses	$5,820	$50	$1,471	$7,341
Services	378	—	1,263	1,641

Revenue from external customers	6,198	50	2,734	8,982
Cost of revenues	879	33	320	1,232

Gross profit	5,319	17	2,414	7,750

Operating expenses:
Selling and marketing	1,607	17	2,092	3,716
Research and development	1,755	395	2,796	4,946
General and administrative	1,047	36	1,349	2,432

Total operating expenses	4,409	448	6,237	11,094

Income (loss) from operations	$910	$(431)	$(3,823)	(3,344)

Supplemental segment disclosures:
Depreciation and amortization expense	$525	$25	$424	$974

Expenditures for long-lived assets	$154	$52	$116	$322

	YEAR ENDED DECEMBER 31, 1999
	Type and Technology	E-commerce My-fonts.com	Pageflex	Combined
Revenue
Software licenses	$5,427	$—	$1,872	$7,299
Services	760	—	862	1,622

Revenue from external customers	6,187	—	2,734	8,921
Cost of revenues	1,176	—	285	1,461

Gross profit	5,011	—	2,449	7,460

Operating expenses:
Selling and marketing	2,080	—	2,273	4,353
Research and development	1,706	292	3,039	5,037
General and administrative	537	—	1,136	1,673

Total operating expenses	4,323	292	6,448	11,063

Income (loss) from operations	$688	$(292)	$(3,999)	(3,603)

Supplemental segment disclosures:
Depreciation and amortization expense	$620	$4	$378	$1,002

Expenditures for long-lived assets	$189	$57	$259	$505

    The following tables sets forth the Company's supplemental balance sheet information by segment:

	AS OF DECEMBER 31, 2000
(In thousands)	Type and Technology	E-commerce My-fonts.com	Pageflex	Combined

ASSETS
Current assets	$8,246	$21	$1,123	$9,390
Property and equipment, net	359	65	212	636
Receivable from subsidiary	9,986	—	—	9,986
Other assets	1,270	16	795	2,081

Total assets	19,861	102	2,130	22,093

Consolidating elimination entry—intercompany receivables				(9,986)

Total consolidated assets				12,107

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	1,237	30	752	2,019
Long-term liabilities	30	—	9	39
Payable to parent company	—	795	9,191	9,986

Total liabilities	1,267	825	9,952	12,044
Stockholders' equity:	18,594	(723)	(7,822)	10,049

Total liabilities and stockholders' equity	19,861	102	2,130	22,093

Consolidating elimination entry—intercompany receivables				(9,986)

Total consolidated liabilities and stockholder's equity				12,107

	AS OF DECEMBER 31, 1999
(In thousands)	Type and Technology	E-commerce My-fonts.com	Pageflex	Combined

ASSETS
Current assets	$10,357	$—	$1,165	$11,522
Property and equipment, net	482	30	251	763
Receivable from subsidiary	6,417	—	—	6,417
Other assets	1,231	24	1,063	2,318

Total assets	18,487	54	2,479	21,020

Consolidating elimination entry—intercompany receivables				(6,417)

Total consolidated assets				14,603

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	1,449	11	394	1,854
Long-term liabilities	5	—	2	7
Payable to parent company	—	335	6,082	6,417

Total liabilities	1,454	346	6,478	8,278
Stockholders' equity:	17,033	(292)	(3,999)	12,742

Total liabilities and stockholders' equity	18,487	54	2,479	21,020

Consolidating elimination entry—intercompany receivables				(6,417)

Total consolidated liabilities and stockholder's equity				14,603

(13) Geographical Reporting

    SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information also requires disclosures of certain "Enterprise-wide Information" including the information about major customers included in Note 1(j) and geographical areas. The Company attributes revenues to different geographical areas on the basis of the location of the customer. All of the Company's product sales for the years ended December 31, 2000, 1999 and 1998 were shipped from its headquarters located in the United States or its office located in Cheltenham, England. Revenues by geographic area are as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2000	1999	1998
Revenue:
United States	$5,752	$5,681	$4,693
Canada	315	959	582
Japan	1,205	864	1,034
United kingdom	684	497	708
Other (Countries less than 5% individually, by region)
Europe, excluding UK	832	717	1,507
Asia, excluding Japan	159	109	251
Other	35	94	95

Total revenue	$8,982	$8,921	$8,870

    Long-lived tangible assets by geographic area are as follows (in thousands):

December 31, 2000
United States	$628
England	8

Total	$636

(14) Quarterly Financial Data (Unaudited)

    The following tables (presented in thousands, except per share amounts) set forth quarterly supplementary data for each of the years in the two year period ended December 31, 2000.

	YEAR ENDING DECEMBER 31, 2000
	First	Second	Third	Fourth	Total
Revenues	$2,182	$2,470	$2,242	$2,088	$8,982
Gross profit	1,780	2,114	2,000	1,856	7,750
Loss from operations	(1,087)	(658)	(680)	(919)	(3,344)
Net loss	(984)	(645)	(612)	(898)	(3,139)
Basic and diluted net loss per share	(0.13)	(0.08)	(0.08)	(0.12)	(0.41)

	YEAR ENDING DECEMBER 31, 1999
	First	Second	Third	Fourth	Total
Revenues	$2,371	$1,745	$2,689	$2,116	$8,921
Gross profit	1,890	1,440	2,366	1,764	7,460
Loss from operations	(686)	(1,332)	(426)	(1,159)	(3,603)
Net loss	(533)	(1,168)	(270)	(2,071)	(4,042)
Basic and diluted net loss per share	(0.08)	(0.16)	(0.04)	(0.28)	(0.56)

(15) Valuation and qualifying accounts (in thousands)

		Additions
Accounts receivable reserves:	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts— Describe	Deductions— Describe		Balance at End of Year
December 31, 2000	$1,042	$583		$962	(1)	$663
December 31, 1999	$1,233	$99		$290	(1)	$1,042
December 31, 1998	$461	$928		$156	(1)	$1,233
(1)
Uncollectible accounts written off, net of recoveries.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
INDEX
PART I
GENERAL
TYPE & TECHNOLOGY
MYFONTS.COM
PAGEFLEX
Intellectual Property
Employees
PART II
DIVIDENDS
RECENT SALES OF UNREGISTERED SECURITIES
USE OF PROCEEDS
SELECTED CONSOLIDATED FINANCIAL DATA
SELECTED CONSOLIDATED BALANCE SHEET DATA As of December 31,
OVERVIEW
FORWARD LOOKING STATEMENTS
RESULTS OF OPERATIONS (in thousands, except percent amounts)
YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31, 1999 (in thousands)
YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998 (in thousands)
LIQUIDITY AND CAPITAL RESOURCES
IMPACT OF YEAR 2000 ISSUE
RECENT ACCOUNTING PRONOUNCEMENTS
DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS, AND DERIVATIVE COMMODITY INSTRUMENTS
PRIMARY MARKET RISK EXPOSURES
PART III
PART IV
SIGNATURES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
BITSTREAM INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (IN THOUSANDS)
BITSTREAM INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
BITSTREAM INC. AND SUBSIDIARIES CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (IN THOUSANDS)
BITSTREAM INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
BITSTREAM INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS