Form 10-Q
period 2001-03-31
BITSTREAM INC
filed 2001-05-14
CIK 818813

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

                                       or

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

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    On May 11, 2001 there were 8,020,199 shares of Class A Common Stock, par value $0.01 per share, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.

                         BITSTREAM INC. AND SUBSIDIARIES

                                      INDEX


                                                                                                                  PAGE
                                                                                                                 NUMBERS
                                       PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001 AND
            DECEMBER 31, 2000 ..........................................................................           2

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
            MONTHS ENDED MARCH 31, 2001 AND 2000 .......................................................           3

     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE
            MONTHS ENDED MARCH 31, 2001 AND 2000........................................................           4

      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS..............................................         5-9

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.....................................................................       10-16

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK .....................................          17

                                         PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS...............................................................................          18

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.......................................................          18

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.................................................................          18

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................          18

ITEM 5. OTHER INFORMATION...............................................................................          18

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K................................................................          19

SIGNATURES..............................................................................................          19

   ITEM 1. FINANCIAL STATEMENTS

                         BITSTREAM INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                                              MARCH 31,           DECEMBER 31,
                                                                                                2001                  2000
                                                                                                ----                  ----
                                                           ASSETS                           (Unaudited)

Current assets:
  Cash and cash equivalents....................................................              $     6,924          $     7,149
  Accounts receivable, net of allowance of $557 and $663 at
      March 31, 2001 and December 31, 2000, respectively.......................                    1,213                2,043
  Prepaid expenses and other current assets....................................                      204                  198
                                                                                          ---------------      ---------------
       Total current assets....................................................                    8,341                9,390
                                                                                          ---------------      ---------------

Property and equipment, net....................................................                      604                  636
                                                                                          ---------------      ---------------

Other assets:
  Restricted cash                                                                                    300                  300
  Goodwill, net of amortization of $1,267 and $1,149 at March
     31, 2001 and December 31, 2000, respectively.............................                     1,078                1,196
  Investment in DiamondSoft, Inc. ............................................                       524                  449
  Other.......................................................................                       175                  136
                                                                                          ---------------      ---------------
       Total other assets.....................................................                     2,077                2,081
                                                                                          ---------------      ---------------

       Total assets...........................................................               $    11,022          $    12,107
                                                                                          ===============      ===============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable............................................................               $       237          $        261
  Accrued expenses............................................................                     1,314                 1,287
  Deferred revenue............................................................                       558                   471
                                                                                          ---------------      ---------------

       Total current liabilities..............................................                     2,109                 2,019
                                                                                          ---------------      ---------------

Long-term deferred revenue....................................................                        19                    39
                                                                                          ---------------      ---------------

        Total liabilities                                                                          2,128                 2,058
                                                                                          ---------------      ---------------

Stockholders' equity : Common stock, $.01 par value.
   Authorized - 30,500 shares.
   Issued 8,146 and 7,903 at March 31, 2001 and
      December 31, 2000, respectively.........................................                        81                    79
  Additional paid-in capital..................................................                    32,061                31,960
  Accumulated deficit.........................................................                   (22,888)              (21,630)
  Treasury stock, at cost; 126 shares at March 31, 2001 and
     December 31, 2000........................................................                      (360)                 (360)
                                                                                          ---------------      ---------------
       Total stockholders' equity.............................................                     8,894                10,049
                                                                                          ---------------      ---------------

       Total liabilities and stockholders' equity.............................               $    11,022          $     12,107
                                                                                          ===============      ===============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                                          FOR THE THREE MONTHS
                                                                                          --------------------
                                                                                             ENDED MARCH 31,
                                                                                             ---------------
                                                                                          2001             2000
                                                                                          ----             ----
    Revenues:
       Software licenses.........................................                       $    1,296     $    1,743
       Services .................................................                              332            439
                                                                                        ----------     -----------
            Total revenues.......................................                            1,628          2,182

    Cost of revenues:
       Software licenses.........................................                              200            145
       Services .................................................                               84            257
                                                                                        ----------     -----------
            Total cost of revenues...............................                              284            402
                                                                                        ----------     -----------

    Gross profit.................................................                            1,344          1,780
                                                                                        ----------     -----------
    Operating expenses:
       Selling and marketing.....................................                              825            980
       Research and development..................................                            1,328          1,288
       General and administrative................................                              412            599
                                                                                        ----------     -----------
           Total operating expenses..............................                            2,565          2,867
                                                                                        ----------     -----------

             Loss from operations................................                          (1,221)         (1,087)

    Other income:
       (Loss) income on investment in DiamondSoft, Inc.                                       (75)              8
       Interest income, net......................................                               87            115
                                                                                        ----------     -----------

             Loss before provision for income taxes .                                      (1,209)           (964)
                                                                                        ----------     -----------

    Provision for income taxes...................................                               49             20
                                                                                        ----------     -----------

           Net loss..............................................                       $   (1,258)    $     (984)
                                                                                       ===========     ===========

    Basic and diluted net loss per share                                                $    (0.16)    $    (0.13)
                                                                                       ===========     ===========

    Basic and diluted weighted average shares outstanding                                    7,949          7,590
                                                                                       ===========     ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                   FOR THE THREE MONTHS
                                                                                                      ENDED MARCH 31,
     CASH FLOWS FROM OPERATING ACTIVITIES:                                                        2001               2000
                                                                                                --------           --------

       Net loss ...................................................................            $  (1,258)         $   (984)
       Adjustments to reconcile net loss to net cash used in
        operating activities:
           Depreciation ...........................................................                   94               113
           Amortization............................................................                  126               130
           Compensation on grant of stock options..................................                   (1)               25
           Loss (income) on investment in DiamondSoft, Inc. .......................                   75                (8)
           Changes in assets and liabilities--
             Accounts receivable...................................................                  830               479
             Long-term and extended plan accounts receivable.......................                  ---                (9)
             Prepaid expenses and other current assets.............................                   (6)               36
             Accounts payable......................................................                  (24)               94
             Accrued expenses......................................................                   27                89
             Deferred revenue......................................................                   87              (157)
             Long-term deferred revenue............................................                  (20)               42
                                                                                               ----------         ---------
                   Net cash used in operating activities...........................                  (70)             (150)
                                                                                               ----------         ---------

     CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of property and equipment.........................................                  (62)             (113)
       Investment in DiamondSoft...................................................                 (150)              ---
       Change in other assets......................................................                  (47)               25
                                                                                               ----------         ---------
                   Net cash used in investing activities..                                          (259)              (88)
                                                                                               ----------         ---------

     CASH FLOWS FROM FINANCING ACTIVITIES:

       Proceeds from the exercise of stock options/warrants........................                  104               404
                                                                                               ----------         ---------
                   Net cash provided by financing activities.......................                  104               404
                                                                                               ----------         ---------

     Net (decrease) increase in cash and cash equivalents..........................                 (225)              166
     Cash and cash equivalents, beginning of period................................                7,149             9,037
                                                                                               ----------         ---------

     Cash and cash equivalents, end of period......................................            $   6,924          $  9,203
                                                                                               ==========         =========

     Cash paid for Interest........................................................            $       1          $      1
     Cash paid for Income Taxes....................................................            $      78          $     21

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                         BITSTREAM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

(1) SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

    The consolidated financial statements of Bitstream Inc. (the "Company" or "Bitstream") presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 2000 has been derived from the Company's audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the period ended December 31, 2000 included in the Company's Annual Report on Form 10-K, which was filed by the Company with the SEC on April 2, 2001.

    The balance sheet as of March 31, 2001, the statements of operations for the three months ended March 31, 2001 and 2000, the statements of cash flows for the three months ended March 31, 2001 and 2000, and the notes to each thereof are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries for these interim periods.

    The results of operations for the three months ended March 31, 2001 may not necessarily be indicative of the results to be expected for any future interim period or for the year ending December 31, 2001.


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


RECENTLY ISSUED ACCOUNTING STANDARDS

    In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for certain transactions occurring after March 31,

                         BITSTREAM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


2001 and certain disclosures for the year ending December 31, 2001. The Company does not believe that SFAS No. 140 will have a material impact on the Company's financial position or results of operations.

     In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years ending December 31, 2001. The Company has adopted SFAS No. 133 as amended, which did not have a material impact on the Company's financial position or results of operations.


(2) PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following (in thousands):

                                                                                    MARCH 31,           DECEMBER 31,
                                                                                      2001                  2000
                                                                                      ----                  ----
       Office and computer equipment..................................               $ 2,287              $ 2,069
       Purchased software.............................................                   348                  347
       Equipment under capital lease..................................                   ---                  167
       Furniture and fixtures.........................................                   372                  366
       Leasehold improvements.........................................                   659                  659
                                                                                    ---------            ---------
                                                                                       3,666                3,608

       Less-- Accumulated depreciation and amortization                                3,062                2,972
                                                                                    ---------            ---------
       Property and equipment, net....................................               $   604              $   636
                                                                                    =========            =========


(3) CONCENTRATION OF CREDIT RISK

    SFAS No. 105. DISCLOSURE OF INFORMATION ABOUT FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND FINANCIAL INSTRUMENTS WITH CONCENTRATION OF CREDIT RISK, requires disclosure of any significant off-balance sheet and credit risk concentrations. Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places a majority of its cash investments in one financial institution. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable. At March 31, 2001, no customers

                         BITSTREAM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


accounted for 10% or more of the Company's accounts receivable. At December 31, 2000, one customer accounted for 18% of the Company's accounts receivable. The Company does not have any off-balance sheet risks as of March 31, 2001.

     For the three months ended March 31, 2001, no customers accounted for 10% or more of the Company's revenue. For the three months ended March 31, 2000, one customer accounted for 16% of the Company's revenue. Furthermore, for the three months ended March 31, 2001, one customer of the Company's type and technology segment accounted for 12% of the revenue for that segment, one customer of the Pageflex segment accounted for 22% of that segment's revenue, and no customers accounted for 10% or more of the MyFonts.com segment's revenue. For the three months ended March 31, 2000, two customers of the Company's type and technology segment accounted for 21% and 12% of the revenue for that segment, three customers of the Pageflex segment accounted for 26%, 25% and 22% of that segment's revenue, and no customers accounted for 10% or more of the MyFonts.com segment's revenue.


(4) ACCRUED EXPENSES

      Accrued expenses consist of the following (in thousands):

                                                                                           MARCH 31,              DECEMBER 31,
                                                                                             2001                     2000
                                                                                             ----                     ----
      Accrued royalties......................................................                    $276                 $ 210
      Payroll and other compensation.........................................                     648                   648
      Accrued professional and consulting services...........................                     173                   169
      Other..................................................................                     217                   260
                                                                                              -------               -------
           Total.............................................................                 $ 1,314               $ 1,287
                                                                                              =======               =======


(5) LOSS PER SHARE (IN THOUSANDS)

     In accordance with SFAS No. 128, EARNINGS PER SHARE, basic earnings per share was determined by dividing net loss by the weighted average shares of common stock outstanding during the applicable period. Diluted earnings per share reflect dilution from potentially dilutive securities, primarily stock options based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported as the inclusion of the potential common stock equivalents would be antidilutive. Thus potential common shares were not included for the three months ended March 31, 2001 or 2000. Had the numerator been a profit, the potential common shares would have increased the weighted average shares outstanding by 891,355 and 2,415,343 shares for the three months ended March 31, 2001 and 2000, respectively. In addition, there were warrants and options to purchase 229,346 and 76,517 shares as of March 31, 2001 and 2000, respectively, that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company's common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

                         BITSTREAM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

(6) SEGMENT REPORTING

     The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer. The Company has determined it has three reportable segments as of March 31, 2001: (1) its type and technology segment; (2) its Pageflex segment and (3) its MyFonts.com segment. Prior to January 1, 1999, the Company did not have distinctive reportable segments for its business and, as a result, the Company has not previously reported such segment information.

      The Company's reportable segments are strategic business units that sell the Company's products through distinct distribution channels. They are managed separately as each business requires different marketing strategies. The Company's approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. MyFont.com's revenues include revenue from products it purchases from the type and technology segment. The inter-segment revenues created by these transactions have been eliminated from MyFonts.com's revenue below, as well as from the Company's consolidated financial statements. The Company evaluates performance based on profit or loss from operations before income taxes, not including non-recurring gains and losses.


                                                                                                  THREE MONTHS ENDED
(IN THOUSANDS)                                                                                         MARCH 31,
                                                                                          ----------------------------------
REVENUE (FROM EXTERNAL CUSTOMERS):                                                              2001              2000
                                                                                                ----              ----

   Type and technology                                                                     $      1,119       $     1,708
    MyFonts.com                                                                                      80               ---
    Pageflex                                                                                        429               474
                                                                                            ------------      ------------
          Consolidated revenue                                                             $      1,628       $     2,182
                                                                                            ============      =============

SEGMENT INCOME (LOSS) FROM OPERATIONS:
   Type and technology                                                                     $       (147)      $       290
    MyFonts.com                                                                                    (151)             (109)
    Pageflex                                                                                       (923)           (1,268)
                                                                                           -------------      ------------
          Consolidated loss from operations                                                $     (1,221)      $    (1,087)
                                                                                           =============      =============

                         BITSTREAM INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

(7) GEOGRAPHICAL REPORTING

SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION also requires disclosures of certain "Enterprise-wide Information" including the information about major customers included in Note 3 and geographical areas. The Company attributes revenues to different geographical areas on the basis of the location of the customer. All of the Company's product sales for the three months ended March 31, 2001 and 2000 were shipped from its headquarters located in the United States or its office located in Cheltenham, England. Revenues by geographic area are as follows (in thousands):


                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                              ------------------------------------
Revenue:                                                                             2001                2000
                                                                                 ------------         -----------
   United States                                                                  $     789            $   1,638
   Japan                                                                                343                  167
   Finland                                                                               83                  ---

   Other (countries less than 5% individually, by region):
      Europe                                                                            308                  280
      Asia, excluding Japan                                                              45                   33
      Other                                                                              60                   64
                                                                                  ----------            ---------

          Total revenue                                                           $   1,628             $   2,182
                                                                                  ===========           ==========


Long-lived tangible assets by geographic area are as follows (in thousands):

                                                                                   MARCH 31,         DECEMBER 31,
                                                                                     2001               2000
                                                                                     ----               ----
United States                                                                     $      590         $     628
England                                                                                   14                 8
                                                                                  ----------         ---------
     Total                                                                        $      604         $     636
                                                                                  ==========         =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

                                    OVERVIEW

     Bitstream Inc. ("Bitstream" or the "Company"), headquartered in Cambridge, Massachusetts, is composed of three separate and distinct businesses: (1) type and technology in which Bitstream develops and licenses font technology and custom font designs to manufacturers of Internet appliances, wireless devices, set-top boxes, embedded systems, printers, and personal digital assistants; (2) MyFonts.com, a showcase of the world's fonts in one easy-to-use e-commerce web site operated by Bitstream's wholly-owned subsidiary, MyFonts.com, Inc. ("MyFonts.com"); and (3) Pageflex, formerly referred to as the Company's on-demand marketing segment, in which the Company's wholly-owned subsidiary Pageflex, Inc. ("Pageflex") develops, markets and supports on-demand document composition solutions which automatically produce customized one-to-one marketing collateral such as datasheets and brochures directly from XML text and graphics data stored in web servers and/or databases.



                           FORWARD LOOKING STATEMENTS

      Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of the Company's products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's final Prospectus, dated October 30, 1996, included as part of the Company's Registration Statement on Form S-1 (333-11519), in the section entitled "Risk Factors", the Company's 2000 Annual Report on Form 10-K filed on April 2, 2001, and Quarterly Reports to be filed in 2001. The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements. Management undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

          RESULTS OF OPERATIONS (IN THOUSANDS, EXCEPT PERCENT AMOUNTS)

CONSOLIDATED REVENUE:


                                                    THREE MONTHS ENDED MARCH 31,
                                                      % of                         % of                 CHANGE
                                       2001         REVENUE        2000           REVENUE       DOLLARS        PERCENT
                                       ----         -------        ----           -------     -----------      -------
Revenue
   Software licenses                  $ 1,296         79.6%      $ 1,743            79.9%        $  (447)       (25.7)%
   Services                               332         20.4%          439            20.1%           (107)       (24.4)%
                                      -------        ------      -------           ------        --------
Total revenue                         $ 1,628        100.0%      $ 2,182           100.0%        $  (554)       (25.4)%
                                      =======        ======      =======           ======        ========


    The decrease in revenue for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 was attributable to decreases in revenue for the type and technology segment of $589 and the Pageflex segment of $45. These decreases were partially offset by an increase in Myfonts.com revenues of $80. These segments are discussed in more detail below.

TYPE AND TECHNOLOGY REVENUE:

                                                         THREE MONTHS ENDED MARCH 31,
                                                               % of                       % of                CHANGE
                                                 2001        REVENUE        2000        REVENUE         DOLLARS       PERCENT
                                                 ----        -------        ----        -------       -----------  -------------
Revenue
   Software licenses                            $  967         86.4%       $1,555         91.0%          $ (588)        (37.8)%
   Services                                        152         13.6%          153          9.0%              (1)         (0.7)%
                                                -------       ------       ------        ------          -------
   Type and technology revenue                  $1,119        100.0%       $1,708        100.0%          $ (589)        (34.5)%
                                                =======       ======       ======        ======          =======
   Percentage of total revenue                    68.7%                      78.3%


     Type and technology OEM and retail license revenues decreased $437 or 37% and $151 or 40% from $1,180 and $375 for the three months ended March 31, 2000 to $743 and $224 for the three months ended March 31, 2001, respectively. The decrease in type and technology license revenue for the three months ended March 31, 2001 versus the three months ended March 31, 2000 was primarily due to the softening of the market for high technology products in general and increased concern over future economic conditions.

MYFONTS.COM REVENUE:

                                                         THREE MONTHS ENDED MARCH 31,
                                                               % of                       % of                CHANGE
                                                 2001        REVENUE        2000        REVENUE         DOLLARS       PERCENT
                                                 ----        -------        ----        -------       -----------  -------------

   Software licenses                             $ 80         100.0%        $  -            -             $ 80           NA
   Services                                         -             -            -            -                -           NA
                                                 ----         -----         ----        -----             ----
   MyFonts.com revenue                           $ 80         100.0%        $  -            -             $ 80           NA
                                                 ====         =====         ====        =====             ====
   Percentage of total revenue                    5.0%


PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

     MyFonts.com began selling through its web site at the end of the first quarter of 2000. Revenues attributable to this segment after the inter-company elimination of royalties due on the resale of type and technology products were $80 for the three months ended March 31, 2001. Revenue from the Company's MyFonts.com segment, prior to the elimination of royalties described above, increased by 61% or $39 to $103 as compared to $64 for the three months ended December 31, 2000, and by 7% or $7 as compared to $96 for the year ended December 31, 2000.

PAGEFLEX REVENUE

                                                         THREE MONTHS ENDED MARCH 31,
                                                               % of                       % of                CHANGE
                                                 2001        REVENUE        2000        REVENUE         DOLLARS       PERCENT
                                                 ----        -------        ----        -------       -----------  -------------
Revenue
   Software licenses                             $249          58.0%        $188          39.7%           $  61          32.5%
   Services                                       180          42.0%         286          60.3%            (106)        (37.1)%
                                                 ----         -----         ----         -----            -----
   Pageflex Revenue                              $429         100.0%        $474         100.0%           $ (45)        (9.5)%
                                                 ====         =====         ====         =====            =====
   Percentage of total revenue                   26.3%                      21.7%


     Pageflex software license revenue increased $61 primarily due to an increase in the number of new subscription-based customers for its Mpower product. Revenues from services decreased as a result of a decreased emphasis on consulting, and specifically due to the completion of a non-recurring consulting project during the three months ended March 31, 2000 in connection with a license agreement entered into during 1999.

CONSOLIDATED GROSS PROFIT:


                                                              THREE MONTHS ENDED MARCH 31,
                                                                                        Change
                                                    2001          2000          Dollars        Percent
                                                -----------   -----------   ----------------- -------------

   Gross profit                                   $  1,344       $ 1,780         $  (436)        (24.5)%
                                                  ========       =======         ========        ======
   Percentage of total revenue                        82.6%         81.6%


     The decrease in the gross profit for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 is attributable to the decreases in revenues discussed above totaling $554 partially offset by a decrease in cost of revenues totaling $118. Type and technology's cost of revenues decreased $77 or 32.4% primarily because of the elimination of outside subcontractors whose services were utilized during 2000 and a reduction in time spent by type engineers on customer specific projects. Pageflex's cost of revenues decreased $104 or 63.4% to $60 for the three months ended March 31, 2001 from $164 for the three months ended March 31, 2000, as a result of a decreased emphasis on consulting. These decreases were partially offset by an increase in MyFonts.com cost of revenues related to royalties paid to outside font foundries for the sale of their fonts, which began at the end of the first quarter of 2000.

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


CONSOLIDATED SELLING AND MARKETING:

                                                              THREE MONTHS ENDED MARCH 31,
                                                                                         Change
                                                 2001           2000            Dollars         Percent
                                              ----------    ------------   ----------------- --------------
   Selling and marketing                         $ 825          $ 980            $  (155)        (15.8)%
                                                 =====          =====            ========        ======
   Percentage of total revenue                    50.7%          44.9%


     Selling and marketing costs associated with the type and technology business segment decreased by $43 or 10.3% to $374 for the three months ended March 31, 2001 from $417 for the three months ended March 31, 2000. Selling and marketing costs associated with the Pageflex business segment decreased by $121 or 21.5% to $442 for the three months ended March 31, 2001 from $563 for the three months ended March 31, 2000. These decreases were primarily the result of decreased trade show expenses and print and production expenses of $83 and $53, respectively. These reductions resulted from management's decision to reduce our trade show presence and from non-recurring costs related to new product introductions and branding which took place during 1999 and on a limited basis during the first two quarters of 2000. Selling and Marketing expenses for MyFonts.com increased $9 to $9, as selling and marketing expenses for this segment did not commence until the end of 2000.

CONSOLIDATED RESEARCH AND DEVELOPMENT ("R&D"):

                                                              THREE MONTHS ENDED MARCH 31,
                                                                                         Change
                                                    2001          2000           Dollars        Percent
                                                -----------   -----------   ----------------- -------------
   Research and development                       $ 1,328       $ 1,288           $  40             3.1%
                                                  =======       =======           =====             ===
   Percentage of total revenue                       81.6%         59.0%


     Research and development expenses increased slightly in absolute dollars for the three months ended March 31, 2001 as compared to the three months ended March 31, 2000. The increase as a percentage of revenue was caused by the decrease in revenue discussed above. MyFonts.com R&D expenses increased $35 or 32.4% from $108 for the three months ended March 31, 2000 to $143 for the three months ended March 31, 2001 primarily because of the expenses associated with the addition of one software engineer. R&D costs associated with the type and technology segment increased $43 or 9.7% from $443 for the three months ended March 31, 2000 to $486 for the three months ended March 31, 2001 primarily because of a reduction in the amount of engineering time spent on customer specific projects which were included in cost of revenues. These increases were partially offset by a decrease in Pageflex R&D expenses of $38 or 5.2% from $737 for the three months ended March 31, 2000 to $699 for the three months ended March 31, 2001.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

CONSOLIDATED GENERAL AND ADMINISTRATIVE ("G&A"):

                                                              THREE MONTHS ENDED MARCH 31,
                                                                                          Change
                                                    2001          2000           Dollars         Percent
                                                -----------   -----------   ----------------- -------------

   General and administrative                      $  412        $  599           $ (187)         (31.2)%
                                                   ======        ======           =======         ======
   Percentage of total revenue                       25.3%         27.5%


     G&A costs associated with the type and technology segments decreased $75 or 23.4% from $320 for the three months ended March 31, 2000 to $245 for the three months ended March 31, 2001. G&A costs associated with the Pageflex segment decreased by $127 or 45.7% from $278 for the three months ended March 31, 2000 to $151 for the three months ended March 31, 2001. G&A costs associated with the MyFonts.com segment increased $15 from $1 for the three months ended March 31, 2000 to $16 for the three months ended March 31, 2001. The decreases in both the type and technology and Pageflex segments were due to decreases in bad debt reserves of $293 during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 partially offset by increases in certain expenses including professional services and facilities related costs of $50 and $30, respectively.

     A significant portion of the Company's operating expenses are fixed, and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if products are not completed and/or shipped on schedule and revenues do not meet the Company's expectations in any given quarter, the Company's operating results and financial condition could be adversely affected.


(LOSS) INCOME ON INVESTMENT IN DIAMONDSOFT, INC.:

     The Company made a $500 equity investment in DiamondSoft, Inc. in March of 1998 and made additional investments totaling $150 during the three months ended March 31, 2001. As of March 31, 2001 the Company's ownership percentage in DiamondSoft, Inc. is 25.6%. DiamondSoft, Inc. is a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. The Company recognizes its share of DiamondSoft's income or loss during each quarter and recorded a loss of $(75) and income of $8 for the three months ended March 31, 2001 and 2000, respectively.

INTEREST INCOME, NET:

Interest income consists primarily of interest income earned on the Company's cash equivalents.

PROVISION FOR INCOME TAXES:

    The Company's income tax expense for the three months ended March 31, 2001 and March 31, 2000 was $49 and $20, respectively. All of these income taxes represent foreign income taxes.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                 LIQUIDITY AND CAPITAL RESOURCES (IN THOUSANDS)


    The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations and cash received from the sale of the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998. As of March 31, 2001, the Company had net working capital of $6,232 versus $7,371 at December 31, 2000.

     The Company's operating activities used cash of approximately $70 during the three months ended March 31, 2001 as compared to $150 during the three months ended March 31, 2000. The cash used during the three months ended March 31, 2001 was primarily due to losses in all three business segments offset by the collection of $830 in receivables during the quarter. The cash used during the three months ended March 31, 2000 was primarily due to the net losses from the Pageflex and MyFonts.com businesses, partially offset by the income from the type and technology business and the collection of $479 in receivables during that quarter. The net loss adjusted for non-cash expenses resulted in a use of $964 and $724 in cash during the three months ended March 31, 2001 and March 31, 2000, respectively.

     During the year ended December 31, 2000 the Company deposited $300 into a money market account at Wells Fargo Bank, to secure a $300 line of credit granted by the bank to DiamondSoft. This cash is presented on the Company's consolidated balance sheet as restricted cash.

     The Company's investing activities used cash of approximately $259 during the three months ended March 31, 2001 as compared to using $88 during the three months ended March 31, 2000. Investing for the three months ended March 31, 2001 primarily consisted of the purchase of property and equipment of $62 and an additional investment in DiamondSoft, Inc. of $150. For the three months ended March 31, 2000 investing activities consisted primarily of the purchase of property and equipment of $113.

     The Company's financing activities provided cash of $104 and $404 during the three months ended March 31, 2001 and 2000, respectively, from the exercise of stock options.

    The Company believes its current cash and cash equivalent balances will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months. There can be no assurance, however, that the Company will not require additional financing in the future. If the Company were required to obtain additional financing in the future, there can be no assurance that sources of capital will be available on terms favorable to the Company, if at all. As of March 31, 2001 the Company had no material commitments for capital expenditures. From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company's business. Any such transactions consummated may use a portion of the Company's working capital or require the issuance of equity or debt.

      In November 1996, the Company completed an initial public offering ("IPO") of 2,415 shares of its Class A Common Stock. Net proceeds from the IPO were approximately $12,200, of which approximately $1,500 was used to repay outstanding indebtedness.

PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


                        RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 140 is effective for certain transactions occurring after March 31, 2001 and certain disclosures for the year ending December 31, 2001. The Company does not believe that SFAS No. 140 will have a material impact on the Company's financial position or results of operations.

     On February 14, 2001, the FASB issued a limited revision of its Exposure Draft, "Business Combinations and Intangible Assets" that establishes a new standard for accounting for goodwill acquired in a business combination. It would continue to require recognition of goodwill as an asset but would not permit amortization of goodwill as currently required by APB Opinion No. 17, INTANGIBLE ASSETS. Under this proposed statement, goodwill would be separately tested for impairment using a fair-value-based approach when an event occurs indicating the potential for impairment. Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement. This requirement would apply to previously recorded goodwill as well as goodwill arising from acquisitions completed after the application of the new standard. This standard has not yet been adopted and the Company has not evaluated whether or not it would have a material impact on the Company's financial position or results of operations as proposed.

     In June 1998, the FASB issued SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years ending December 31, 2001. The Company has adopted SFAS No. 133 as amended, which did not have a material impact on the Company's financial position or results of operations.

PART 1, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS AND DERIVATIVE COMMODITY INSTRUMENTS.

           As of March 31, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

      The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the three months ended March 31, 2001. Currently the Company does not engage in foreign currency hedging activities.

                          PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a) Instruments defining the rights of the holders of any class of registered securities of the Company have not been materially modified during the three months ended March 31, 2001.

(b) Rights evidenced by any class of registered securities of the Company have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended March 31, 2001.

(c) There were no unregistered securities sold by the Company during the three months ended March 31, 2001.

 (d) Use of Proceeds

            As of March 31, 2001, the approximately $12,200,000 of net proceeds from the Company's initial public offering (IPO) of its Class A Common Stock pursuant to its Registration Statement on Form S-1, Commission File No. 333-11519, declared effective October 30, 1996, have been used as follows: (1) approximately $200,000 for the buildout of Bitstream's leased facilities in Cambridge, Massachusetts to accommodate the additional personnel that joined the Company as a result of the acquisition of Archetype, Inc.; (2) approximately $6,041,000 for the acquisitions of Mainstream Software Solutions, Ltd., Archetype, Inc., Type Solutions, Inc., and certain assets of Alaras Corporation;
(3) approximately $1,500,000 for the repayment of indebtedness, of which approximately $548,000 was paid to officers, directors and 10% stockholders of the Company and approximately $762,000 of which was paid to third parties; (4) approximately $1,514,000 for royalty payments to others; (5) $650,000 for the investment in DiamondSoft, Inc.; and (6) approximately $1,643,000 for the purchase and installation of equipment. The remaining net proceeds from the IPO are invested in short-term, interest-bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits
         None

(b)      Reports on Form 8-K
         No reports on Form 8-K were filed during the three months ended March 31, 2001.




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



                                                         BITSTREAM INC.
                                                         --------------
                                                         (Registrant)


             SIGNATURE                                      TITLE                                  DATE


/s/ Anna M. Chagnon                   President, Chief Operating Officer, Chief           May 11, 2001
-------------------                   Financial Officer and General Counsel (Principal
Anna M. Chagnon                       Financial Officer)

/s/ James P. Dore
-----------------                     Corporate Controller (Principal Accounting          May 11, 2001
James P. Dore                         Officer)
