Form 10-Q
period 2001-06-30
BITSTREAM INC
filed 2001-08-14
CIK 818813

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

             Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

             On August 9, 2001 there were 8,201,188 shares of Class A Common Stock, par value $0.01 per share, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.

BITSTREAM INC. AND SUBSIDIARIES

ITEM 1. FINANCIAL STATEMENTS

BITSTREAM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2001	2000

ASSETS
Current assets:
Cash and cash equivalents	$6,554	$7,149
Accounts receivable, net of allowance of $78 and $663 at June 30, 2001 and December 31, 2000, respectively	931	2,043
Prepaid expenses and other current assets	141	198

Total current assets	7,626	9,390

Property and equipment, net	544	636

Other assets:
Restricted cash	300	300
Goodwill, net of amortization of $1,384 and $1,149 at June 30, 2001 and December 31, 2000, respectively	961	1,196
Investment in DiamondSoft, Inc.	548	449
Other	243	136

Total other assets	2,052	2,081

Total assets	$10,222	$12,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$348	$261
Accrued expenses	1,091	1,287
Deferred revenue	775	471

Total current liabilities	2,214	2,019

Long-term deferred revenue	13	39

Total liabilities	2,227	2,058

Stockholders’ equity :
Common stock, $.01 par value: Authorized - 30,500 shares. Issued: 8,181 and 7,903 at June 30, 2001 and December 31, 2000, respectively	82	79
Additional paid-in capital	32,110	31,960
Accumulated deficit	(23,837)	(21,630)
Treasury stock, at cost; 126 shares	(360)	(360)

Total stockholders’ equity	7,995	10,049

Total liabilities and stockholders’ equity	$10,222	$12,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,

	2001	2000	2001	2000

Revenues:
Software licenses	$1,673	$2,043	$2,969	$3,786
Services	198	427	530	866

Total revenues	1,871	2,470	3,499	4,652

Cost of revenues:
Software licenses	268	222	468	367
Services	92	210	176	467

Total cost of revenues	360	432	644	834

Gross profit	1,511	2,038	2,855	3,818

Operating expenses:
Selling and marketing	731	951	1,556	1,931
Research and development	1,265	1,207	2,593	2,495
General and administrative	421	538	833	1,137

Total operating expenses	2,417	2,696	4,982	5,563

Loss from operations	(906)	(658)	(2,127)	(1,745)

Other income:
(Loss) income on investment in DiamondSoft, Inc.	(76)	3	(151)	11
Interest income, net	64	123	151	238

Loss before provision for income taxes	(918)	(532)	(2,127)	(1,496)

Provision for income taxes	31	112	80	132

Net loss	$(949)	$(644)	$(2,207)	$(1,628)

Basic and diluted net loss per share	$(0.12)	$(0.08)	$(0.28)	$(0.21)

Basic and diluted weighted average shares outstanding	8,030	7,777	7,990	7,671

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Six Months ended June 30,
	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,207)	$(1,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	189	232
Amortization	258	261
Compensation on grant of stock options	5	19
Loss (income) on investment in DiamondSoft, Inc.	151	(11)
Changes in assets and liabilities —
Accounts receivable	1,112	(141)
Prepaid expenses and other current assets	57	118
Accounts payable	88	(80)
Accrued expenses	(196)	141
Deferred revenue	303	(153)
Long-term deferred revenue	(26)	34

Net cash used in operating activities	(266)	(1,208)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(97)	(160)
Increase in Restricted cash	-	(300)
Investment in DiamondSoft	(250)	-
Change in other assets	(130)	30

Net cash used in investing activities	(477)	(430)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the exercise of stock options/warrants	148	453

Net decrease in cash and cash equivalents	(595)	(1,185)
Cash and cash equivalents, beginning of period	7,149	9,037

Cash and cash equivalents, end of period	$6,554	$7,852

Cash paid for Interest	$2	$1
Cash paid for Income Taxes	$126	$81

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2001
(Unaudited)

(1) Significant Accounting Policies

BASIS OF PRESENTATION
             The consolidated financial statements of Bitstream Inc. (the "Company" or “Bitstream”) presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 2000 has been derived from the Company's audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the period ended December 31, 2000 included in the Company's Annual Report on Form 10-K, which was filed by the Company with the SEC on April 2, 2001.

             The balance sheet as of June 30, 2001, the statements of operations for the three and six months ended June 30, 2001 and 2000, the statements of cash flows for the six months ended June 30, 2001 and 2000, and the notes to each thereof are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries for these interim periods.

             The results of operations for the three and six months ended June 30, 2001 may not necessarily be indicative of the results to be expected for any future interim period or for the year ending December 31, 2001.

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

RECLASSIFICATIONS
             Certain prior year account balances have been reclassified to be consistent with the current year’s presentation. RECENTLY ISSUED ACCOUNTING STANDARDS
             In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.  SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.  SFAS No. 140 is effective for certain transactions occurring after March 31, 2001 and certain disclosures for the year ending December 31, 2001.  The Company has adopted SFAS No. 140, which did not have a material impact on the Company’s financial position or results of operations.

             In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  This statement, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years ending December 31, 2001.  The Company has adopted SFAS No. 133 as amended, which did not have a material impact on the Company’s financial position or results of operations.

             On June 29, 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These statements establish new standards for accounting for business combinations, goodwill, and intangible assets.  Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001 and changes the criteria to recognize intangible assets apart from goodwill.  The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.  Statement 142 supersedes APB Opinion No. 17, Intangible Assets (which required that goodwill and intangible assets be amortized over a life not to exceed 40 years), and carries forward its provisions related to internally developed intangible assets without the FASB’s reconsideration.  Under Statement 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise.  Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  An indefinite-lived intangible asset is required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which Statement 142 does not impose a limit.  Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement.  The Company has adopted Statement 141, which did not have a material impact on the Company’s financial position or results of operations.  The Company is required to adopt Statement 142 on January 1, 2002 and is currently evaluating the impact on the Company’s financial position and results of operations.

(2) Property and Equipment (in thousands)

             Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following:

	June 30,	December 31,
	2001	2000

Office and computer equipment	$2,321	$2,069
Purchased software	347	347
Equipment under capital lease	---	167
Furniture and fixtures	372	366
Leasehold improvements	659	659

	3,699	3,608

Less — Accumulated depreciation and amortization	3,155	2,972

Property and equipment, net	544	$636

(3) Concentration of Credit Risk

             SFAS No. 105. Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations.  Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.  The Company places a majority of its cash investments in one financial institution.  The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area.  Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company’s accounts receivable. At June 30, 2001, three customers accounted for 10% each of the Company’s accounts receivable.  At December 31, 2000, one customer accounted for 18% of the Company’s accounts receivable.  The Company does not have any financial instruments with off-balance sheet risk as of June 30, 2001.  For the three months and six months ended June 30, 2001, no customers accounted for more than 10% of the Company’s revenue.  For the three months ended June 30, 2000, two customers accounted for 21% and 12%, respectively, of the Company’s revenue. For the six months ended June 30, 2000, one customer accounted for 14% of the Company’s revenue.

             For the three months ended June 30, 2001, one customer of the Company’s type and technology segment accounted for 10% of that segment’s revenue, and one customer of the Pageflex segment accounted for 19% of that segment’s revenue.  For the six months ended June 30, 2001 no customers of the Company’s type and technology segment accounted for 10% or more of that segment’s revenue, and three customers of the Pageflex segment accounted for 11%, 11% and 10%, respectively, of that segment’s revenue.   For the three months ended June 30, 2000, two customers of the Company’s type and technology segment accounted for 20% and 10%, respectively, of the revenue for that segment, and three customers of the Pageflex segment accounted for 58%, 12% and 11%, respectively, of that segment’s revenue.   For the six months ended June 30, 2000, one customer of the Company’s type and technology segment accounted for 11% of the revenue for that segment, and two customers of the Pageflex segment accounted for 47% and 16%, respectively, of that segment’s revenue.

             The Company’s MyFonts.com segment had no customers responsible for 10% or more of its accounts receivable balance as of June 30, 2001 or December 31, 2000, and had no customers that accounted for 10% or more of its revenue for the three and six months ended June 30, 2001 or 2000.

 (4)       Accrued Expenses (in thousands)

             Accrued expenses consist of the following:

	June 30,	December 31,

	2001	2000

Accrued royalties	$213	$210
Payroll and other compensation	496	648
Accrued professional and consulting services	137	169
Other	245	260

Total	$1,091	$1,287

(5)        Loss Per Share (in thousands)

             In accordance with SFAS No. 128, Earnings Per Share, basic earnings per share was determined by dividing net loss by the weighted average shares of common stock outstanding during the applicable period. Diluted earnings per share reflect dilution from potentially dilutive securities, primarily stock options based on the treasury stock method.  In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported as the inclusion of the potential common stock equivalents would be antidilutive.  Thus potential common shares were not included for the three or six months ended June 30, 2001 or 2000.  Had the numerator been a profit, the potential common shares would have increased the weighted average shares outstanding by 696 and 2,005 shares for the three months ended June 30, 2001 and 2000, respectively, and by 792 and 2,162 for the six months ended June 30, 2001 and 2000, respectively.  In addition, there were warrants and options to purchase 449 and 116 shares for the three and six months ended June 30, 2001 and 2000, respectively, that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company’s common stock.  These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(6)        Segment Reporting (in thousands)

             The Company has three reportable business segments: (1) its type and technology segment; (2) its Pageflex segment and (3) its MyFonts.com segment.  The Company’s reportable segments are strategic business units that sell the Company’s products through distinct distribution channels. They are managed separately as each business requires different marketing strategies.  The Company’s approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.  MyFonts.com’s revenues include revenue from products it purchases from the type and technology segment.  The inter-segment revenues created by these transactions have been eliminated from MyFonts.com’s revenue below, as well as from the Company’s consolidated financial statements.  The Company evaluates performance based on profit or loss from operations before income taxes, not including non-recurring gains and losses.

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Revenue (from external customers):

Type and technology	$1,234	$1,551	$2,353	$3,259
MyFonts.com	113	2	193	2
Pageflex	524	917	953	1,391

Consolidated revenue	$1,871	$2,470	$3,499	$4,652

Segment (loss) income from operations:
Type and technology	$(37)	$193	$(184)	$483
MyFonts.com	(170)	(104)	(321)	(213)
Pageflex	(699)	(747)	(1,622)	(2,015)

Consolidated loss from operation	$(906)	$(658)	$(2,127)	$(1,745)

(7)        Geographical Reporting (in thousands)

             The Company attributes revenues to different geographical areas on the basis of the location of the customer. All of the Company's product sales for the three and six months ended June 30, 2001 and 2000 were shipped from its headquarters located in the United States or its office located in Cheltenham, England.  Revenues by geographic area are as follows:

	THREE MONTHS		SIX MONTHS
	ENDED JUNE 30,		ENDED JUNE 30,

	2001	2000	2001	2000

Revenue:
United States	$1,045	$1,424	$1,833	$3,058
Canada	144	168	202	187
Japan	232	359	570	525
United Kingdom	204	268	263	356

Other (countries less than 5% individually, by region):
Europe, excluding UK	194	163	514	405
Asia, excluding Japan	45	88	106	121
Other	7	---	11	---

Total revenue	$1,871	$2,470	$3,499	$4,652

Long-lived tangible assets by geographic area are as follows:

	June 30,	December 31,
	2001	2000

United States	$529	$628
England	15	8

Total	$544	$636

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

             Bitstream Inc. (“Bitstream” or the “Company”), headquartered in Cambridge, Massachusetts, is composed of three separate and distinct businesses: (1) type and technology in which Bitstream develops and licenses font technology and custom font designs to manufacturers of Internet appliances, wireless devices, set-top boxes, embedded systems, printers, and personal digital assistants; (2) MyFonts.com, a showcase of the world’s fonts in one easy-to-use e-commerce web site operated by Bitstream’s wholly-owned subsidiary, MyFonts.com, Inc. (“MyFonts.com”); and (3) Pageflex, formerly referred to as the Company’s on-demand marketing segment, in which the Company’s wholly-owned subsidiary Pageflex, Inc. (“Pageflex”) develops, markets and supports on-demand document composition solutions which automatically produce customized one-to-one marketing collateral such as datasheets and brochures directly from XML text and graphics data stored in web servers and/or databases.

FORWARD LOOKING STATEMENTS

             Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of the Company's products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's final Prospectus, dated October 30, 1996, included as part of the Company's Registration Statement on Form S-1 (333-11519), in the section entitled "Risk Factors", the Company’s 2000 Annual Report on Form 10-K filed on April 2, 2001, and Quarterly Reports to be filed in 2001.  The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.  Management undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

Consolidated Revenues:

	JUNE 30,	% of	JUNE 30,	% of	Change
	2001	Revenue	2000	Revenue	Dollars	Percent

Three months ended:
Software licenses	$1,673	89.4%	$2,043	82.7%	$(370)	(18.1%	)
Services	198	10.6%	427	17.3%	(229)	(53.6%	)

Total revenues	$1,871	100.0%	$2,470	100.0%	$(599)	(24.3%	)

Six months ended:
Software licenses	$2,969	84.9%	$3,786	81.4%	$(817)	(21.6%	)
Services	530	15.1%	866	18.6%	(336)	(38.8%	)

Total revenues	$3,499	100.0%	$4,652	100.0%	$(1,153)	(24.8%	)

             The decrease in revenue for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 was attributable to decreases in revenue for the type and technology segment of $317 and the Pageflex segment of $393, partially offset by an increase in MyFonts.com revenues of $111.  The decrease in revenue for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000 was attributable to decreases in revenue for the type and technology segment of $906 and the Pageflex segment of $438, partially offset by an increase in MyFonts.com revenues of $191.  These segments are discussed in more detail below.

Type and Technology Revenues:

	JUNE 30,	% of	JUNE 30,	% of	Change
	2001	Revenue	2000	Revenue	Dollars	Percent

Three months ended:
Software licenses	$1,135	92.0%	$1,493	96.3%	$(358)	(24.0)%
Services	99	8.0%	58	3.7%	41	(70.7)%

Type and technology revenues	$1,234	100.0%	$1,551	100.0%	$(317)	(20.4)%

Percentage of total revenues	66.0%		62.8%

Six months ended:
Software licenses	$2,102	89.3%	$3,048	93.5%	$(946)	(31.0)%
Services	251	10.7%	211	6.5%	40	(19.0)%

Type and technology revenues	$2,353	100.0%	$3,259	100.0%	$(906)	(27.8)%

Percentage of total revenues	67.3%		70.1

             The decrease in type and technology license revenues for the three months and six months ended June 30, 2001 versus the three and six months ended June 30, 2000 was due to decreases in OEM technology licensing of $268 and $705, respectively, decreases in reseller sales of $28 and $11, respectively, and decreases in retail sales of $62 and $230, respectively.  These decreases were primarily due to the softening of the market for high technology products in general and increased concern over future economic conditions.  Service revenue increased $41 and $40, respectively, for the three and six month periods ended June 30, 2001.

MyFonts.com Revenues:

	JUNE 30,	% of	JUNE 30,	% of	Change
	2001	Revenue	2000	Revenue	Dollars	Percent

Three months ended:
Software licenses	$113	100.0%	$2	100.0%	$111	5,550%
Services	---	---	---	---	---	---

MyFonts.com revenues	$113	100.0%	$2	100.0%	$111	5,550%

Percentage of total revenues	6.0%		0.1%

Six months ended:
Software licenses	$193	100.0%	$2	100.0%	$191	9,550%
Services	---	---	---	---	---	---

MyFonts.com revenues	$193	100.0%	$2	100.0%	$191	9,550%

Percentage of total revenues	5.5%		0.0%

             MyFonts.com’s revenue, prior to the elimination of inter-company royalties paid to Bitstream’s type and technology segment, increased by $160 to $168 for the three months ended June 30, 2001 as compared to $8 for the three months ended June 30, 2000, and by $263 to $271 for the six months ended June 30, 2001 as compared to $8 for the six months ended June 30, 2000.  MyFonts.com began selling through its web site at the end of the first quarter of 2000.  Revenue from the MyFonts.com web site and revenue that it earns from managing the e-commerce portion of Bitstream’s web site have increased each month since its inception.

Pageflex Revenues:

	JUNE 30,	% of	JUNE 30,	% of	Change
	2001	Revenue	2000	Revenue	Dollars	Percent

Three months ended:
Software licenses	$425	81.1%	$548	59.8%	$(123)	(22.4)%
Services	99	18.9%	369	40.2%	(270)	(73.2)%

Pageflex revenues	$524	100.0%	$917	100.0%	$(393)	(42.9)%

Percentage of total revenues	28.0%		37.1%

Six months ended:
Software licenses	$674	70.7%	$736	52.9%	$(62)	(8.4)%
Services	279	29.3%	655	47.1%	(375)	(57.4)%

Pageflex revenues	$953	100.0%	$1,391	100.0%	$(438)	(31.5)%

Percentage of total revenues	27.2%		29.9%

             The decrease in license revenue for the Pageflex segment for the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000 was attributable to non-recurring OEM licensing fees from an existing long-term contract with Atex Media Solutions, Inc. (“Atex”) of $252 and $336, respectively, during the three and six months ended June 30, 2000.  Pageflex license revenues increased $129 and $274, respectively, for the three months and six months ended June 30, 2001 as compared to the three months and six months ended June 30, 2000, excluding these license fees, primarily due to increases in direct sales and subscriptions of the Company’s Mpower product.  Revenues from services decreased as a result of a decreased emphasis on consulting, and specifically due to the completion of certain non-recurring consulting projects during the six months ended June 30, 2000.

Consolidated Gross Profit:

	JUNE 30,		Change

	2001	2000	Dollars	Percent

Three months ended:
Gross profit	$1,511	$2,038	$(527)	(25.9)%

Percentage of total revenue	80.8%	82.5%

Six months ended:
Gross profit	$2,855	$3,818	$(963)	(25.2)%

Percentage of total revenue	81.6%	82.1%

             The decrease in the gross profit for the three months and six months ended June 30, 2001 as compared to the three months and six months ended June 30, 2000 is primarily attributable to decreases in revenues discussed above totaling $599 and $1,153, respectively, partially offset by a decrease in cost of revenues totaling $72 and $190, respectively.  Type and technology’s cost of revenues for the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000 decreased $70 and $147, respectively, primarily because of the elimination of outside subcontractors whose services were utilized during 2000 and a reduction in time spent by type engineers on customer specific projects.  Pageflex’s cost of revenues for the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000 decreased $87 and $191, respectively, as a result of a decreased emphasis on consulting which has a higher cost than licensing revenue and included $67 of non-recurring development costs associated with Atex consulting revenue during the three and six months ended June 30, 2000.  These decreases were partially offset by increases for the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000 of $85 and $148, respectively, in MyFonts.com cost of revenues related to royalties paid to outside font foundries for the sale of their fonts.

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

Consolidated Selling and Marketing:

	June 30,		Change

	2001	2000	Dollars	Percent

Three months ended:
Selling and marketing	$731	$951	$(220)	(23.1)%

Percentage of total revenue	39.1%	38.5%

Six months ended:
Selling and marketing	$1,556	$1,931	$(375)	(19.4)%

Percentage of total revenue	44.5%	41.5%

             Selling and marketing expenses for the type and technology segment increased $18 or 4.7% to $404 and decreased $25 or 3.1% to $778, respectively, for the three months and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000.  Selling and marketing expenses for the MyFonts.com segment remained unchanged at $6 for the three months ended June 30, 2001 and June 30, 2000, and increased $15 for the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.  Selling and marketing costs associated with the Pageflex segment decreased $238 or 42.6% to $321 and $359 or 32.0% to 763, respectively, for the three months and six months ended June 30, 2001 as compared to the three months and six months ended June 30, 2000.  These reductions resulted from management’s decision to reduce marketing expenses including our trade show expenses and from non-recurring costs related to new product introductions and branding which took place on a limited basis during the first two quarters of 2000.  Specifically, trade show and print and production expenses decreased $108 and $203, respectively, and marketing consultant use decreased $24 and $45, respectively.

Consolidated Research and Development (“R&D”):

	JUNE, 30		Change

	2001	2000	Dollars	Percent

Three months ended:
Research and development	$1,265	$1,207	$58	4.8%

Percentage of total revenue	67.6%	48.9%

Six months ended:
Research and development	$2,593	$2,495	$98	3.9%

Percentage of total revenue	74.1%	53.6%

             R&D costs associated with the type and technology segment decreased $17 or 3.7% and increased $26 or 2.9%, respectively, from $460 and $903 for the three months and six months ended June 30, 2000 to $443 and $929 for the three months and six months ended June 30, 2001.  R&D costs associated with the Myfonts.com segment increased $83 or 92.2% from $90 for the three months ended June 30, 2000 to $173 for the three months ended June 30, 2001, and $118 or 59.6% from $198 for the six months ended June 30, 2000 to $316 for the six months ended June 30, 2001.  These MyFonts.com expenses relate to employee and subcontractor costs for the continued enhancement of the MyFonts.com web site.  R&D costs associated with the Pageflex segment decreased $8 or 1.2% and $46 or 3.3%, respectively, from $657 and $1,394 for the three months and six months ended June 30, 2000 to $649 and $1,348 for the three months and six months ended June 30, 2001.

Consolidated General and Administrative (“G&A”):

	JUNE 30,		Change

	2001	2000	Dollars	Percent

Three months ended:
General and administrative	$421	$538	$(117)	(21.8)%

Percentage of total revenue	22.5%	21.8%

Six months ended:
General and administrative	$833	$1,137	$(304)	(26.7)%

Percentage of total revenue	23.8%	24.4%

             G&A costs associated with the type and technology segment decreased $18 or 7.9% and $93 or 16.1%, respectively, from $257 and $577 for the three months and six months ended June 30, 2000 to $239 and $484 for the three months and six months ended June 30, 2001, respectively. Bad debt expense decreased $126 and $288, respectively, for the three months and six months ended June 30, 2001 as compared to the three months and six months ended June 30, 2000.  G&A expenses, excluding bad debt activity, increased $108 and $195 for the three months and six months ended June 30, 2001 as compared to the three months and six months ended June 30, 2000, respectively.  These increases are primarily attributable to increases in professional service fees of $52 and $101 and facilities related costs of $46 and $74, for the three and six months ended June 30, 2001 as compared to the three and six months ended June 30, 2000, respectively.  G&A costs associated with the Pageflex segment decreased $108 or 39.7% and $235 or 42.7%, respectively, from $272 and $550 for the three months and six months ended June 30, 2000 to $164 and $315 for the three months and six months ended June 30, 2001.  Bad debt expense decreased $120 and $252, respectively, for the three months and six months ended June 30, 2001 as compared to the three months and six months ended June 30, 2000.  G&A expenses, excluding bad debt activity, increased $12 and $17 for the three months and six months ended June 30, 2001 as compared to the three months and six months ended June 30, 2000, respectively.  G&A costs associated with the MyFonts.com segment increased $9 and $24, respectively, to $18 and $34 for the three months and six months ended June 30, 2001 from $9 and $10 for the three and six months ended June 30, 2000.  Bad debt expense decreases resulted from the net decrease in reserves for doubtful accounts during the first six months of 2001 resulting from the collection of several accounts receivable balances which had been reserved for during the year ended December 31, 2000.

             A significant portion of the Company’s operating expenses are fixed, and planned expenditures in any given quarter are based on sales and revenue forecasts.  Accordingly, if products are not completed and/or shipped on schedule and revenues do not meet the Company’s expectations in any given quarter, the Company’s operating results and financial condition could be adversely affected.

(Loss) Income on Investment in DiamondSoft, Inc.:

             The Company made a $500 equity investment in DiamondSoft, Inc. in March of 1998 and made additional investments totaling $150 during the three months ended March 31, 2001 and $100 during the three months ended June 30, 2001.  As of June 30, 2001 the Company’s ownership percentage in DiamondSoft, Inc. is 28%.  DiamondSoft, Inc. is a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets.  The Company recognizes its share of DiamondSoft’s income or loss during each quarter and recorded a loss of $(76) and income of $3 for the three months ended June 30, 2001 and 2000, respectively, and a loss of $(151) and income of $11 for the six months ended June 30, 2001 and 2000, respectively.

Interest income, net:

Interest income consists primarily of interest income earned on the Company’s cash equivalents.

Provision for income taxes:

             The Company’s income tax expense for the three and six months ended June 30, 2001 and June 30, 2000 primarily represents foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

             The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations and cash received from the sale of the Company’s MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998.  As of June 30, 2001, the Company had net working capital of $5,412 versus $7,371 at December 31, 2000.

             The Company’s operating activities used cash of $266 during the six months ended June 30, 2001 as compared to $1,208 during the six months ended June 30, 2000.  The cash used during the six months ended June 30, 2001 was primarily due to losses in all three business segments offset by the collection of $1,112 in receivables during the period.  The cash used during the six months ended June 30, 2000 was primarily due to the net losses from the Pageflex and MyFonts.com businesses, partially offset by the income from the type and technology business. The net loss adjusted for non-cash expenses resulted in a use of $1,604 and $1,127 in cash during the six months ended June 30, 2001 and June 30, 2000, respectively.

             The Company’s investing activities used cash of $477 during the six months ended June 30, 2001 as compared to using $430 during the six months ended June 30, 2000.  The purchase of property and equipment used $97 and $160 of cash during the six months ended June 30, 2001 and June 30, 2000, respectively.  During the six months ended June 30, 2001, the Company made additional investments in DiamondSoft, Inc. totaling $250. For the six months ended June 30, 2000 the Company also used $300 to secure a $300 line of credit granted by Wells Fargo Bank to DiamondSoft, Inc.  This cash is presented on the Company’s consolidated balance sheet as restricted cash.

             The Company’s financing activities provided cash of $148 and $453 during the six months ended June 30, 2001 and 2000, respectively, from the exercise of stock options.

             The Company believes its current cash and cash equivalent balances will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months.  There can be no assurance, however, that the Company will not require additional financing in the future.  If the Company were required to obtain additional financing in the future, there can be no assurance that sources of capital will be available on terms favorable to the Company, if at all.  As of June 30, 2001, the Company had no material commitments for capital expenditures.  From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company's business.  Any such transactions consummated may use a portion of the Company's working capital or require the issuance of equity or debt.

             In November 1996, the Company completed an initial public offering ("IPO") of 2,415 shares of its Class A Common Stock. Net proceeds from the IPO were approximately $12,200, of which approximately $1,500 was used to repay outstanding indebtedness.

RECENT ACCOUNTING PRONOUNCEMENTS

             In September 2000, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 140 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities.  Under SFAS No. 140, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished.  SFAS No. 140 also provides standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.  SFAS No. 140 is effective for certain transactions occurring after March 31, 2001 and certain disclosures for the year ending December 31, 2001.  The Company has adopted SFAS No. 140, which did not have a material impact on the Company’s financial position or results of operations.

             In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  This statement, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years ending December 31, 2001.  The Company has adopted SFAS No. 133 as amended, which did not have a material impact on the Company’s financial position or results of operations.

             On June 29, 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These statements establish new standards for accounting for business combinations, goodwill, and intangible assets.  Statement 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001 and changes the criteria to recognize intangible assets apart from goodwill.  The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.  Statement 142 supersedes APB Opinion No. 17, Intangible Assets (which required that goodwill and intangible assets be amortized over a life not to exceed 40 years), and carries forward its provisions related to internally developed intangible assets without the FASB’s reconsideration.  Under Statement 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise.  Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  An indefinite-lived intangible asset is required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which Statement 142 does not impose a limit.  Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement.  The Company has adopted Statement 141, which did not have a material impact on the Company’s financial position or results of operations.  The Company is required to adopt Statement 142 on January 1, 2002 and is currently evaluating the impact on the Company’s financial position or results of operations.

PART 1, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

             As of June 30, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

             The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.  The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the three and six months ended June 30, 2001.  Currently the Company does not engage in foreign currency hedging activities.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Instruments defining the rights of the holders of any class of registered securities of the Company have not been materially modified during the three months ended June 30, 2001.

(b)	Rights evidenced by any class of registered securities of the Company have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended June 30, 2001.

(c)	There were no unregistered securities sold by the Company during the three months ended June 30, 2001.

(d)	Use of Proceeds

             As of June 30, 2001, the approximately $12,200,000 of net proceeds from the Company's initial public offering (IPO) of its Class A Common Stock pursuant to its Registration Statement on Form S-1, Commission File No. 333-11519, declared effective October 30, 1996, have been used as follows: (1) approximately $200,000 for the buildout of Bitstream's leased facilities in Cambridge, Massachusetts to accommodate the additional personnel that joined the Company as a result of the acquisition of Archetype, Inc.; (2) approximately $6,041,000 for the acquisitions of Mainstream Software Solutions, Ltd., Archetype, Inc., Type Solutions, Inc., and certain assets of Alaras Corporation; (3) approximately $1,500,000 for the repayment of indebtedness, of which approximately $548,000 was paid to officers, directors and 10% stockholders of the Company and approximately $762,000 of which was paid to third parties; (4) approximately $1,761,000 for royalty payments to others; (5) $750,000 for the investment in DiamondSoft, Inc.; and (6) approximately $1,678,000 for the purchase and installation of equipment.  The remaining net proceeds from the IPO are invested in short-term, interest-bearing, investment-grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5. OTHER INFORMATION

             Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
None

(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the three months ended June 30, 2001.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.

(Registrant)

SIGNATURE	TITLE	DATE

/s/ Anna M. Chagnon	President, Chief Operating Officer, Chief Financial Officer and General Counsel (Principal Financial Officer)	August 13, 2001

/s/ Anna M. Chagnon

/s/ James P. Dore	Corporate Controller (Principal Accounting Officer)	August 13, 2001

James P. Dore