Form 10-Q
period 2001-09-30
BITSTREAM INC
filed 2001-11-13
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

On November 9, 2001 there were 8,277,628 shares of Class A Common Stock, par value $0.01 per share, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.

BITSTREAM INC. AND SUBSIDIARIES

PART 1, ITEM 1. FINANCIAL STATEMENTS

BITSTREAM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)

(Unaudited)

	September 30,	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$6,003	$7,149
Accounts receivable, net of allowance of $177 and $663 at September 30, 2001 and December 31, 2000, respectively	1,068	2,043
Prepaid expenses and other current assets	71	198
Total current assets	7,142	9,390

Property and equipment, net	536	636

Other assets:
Restricted cash	300	300
Goodwill, net of amortization of $1,501 and $1,149 at September 30, 2001 and December 31, 2000, respectively	844	1,196
Investment in DiamondSoft, Inc.	480	449
Other	243	136
Total other assets	1,867	2,081

Total assets	$9,545	$12,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$342	$261
Accrued expenses	1,236	1,287
Deferred revenue	663	471

Total current liabilities	2,241	2,019

Long-term deferred revenue	11	39

Total liabilities	2,252	2,058

Stockholders’ equity :
Common stock, $.01 par value: Authorized - 30,500 shares. Issued: 8,265 and 7,903 at September 30, 2001 and December 31, 2000, respectively	83	79
Additional paid-in capital	32,192	31,960
Accumulated deficit	(24,622)	(21,630)
Treasury stock, at cost; 126 shares	(360)	(360)
Total stockholders’ equity	7,293	10,049

Total liabilities and stockholders’ equity	$9,545	$12,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2001	2000	2001	2000

Revenues:
Software licenses	$1,818	$2,079	$4,787	$5,865
Services	296	163	826	1,029
Total revenues	2,114	2,242	5,613	6,894

Cost of revenues:
Software licenses	348	197	816	564
Services	124	67	300	534
Total cost of revenues	472	264	1116	1,098

Gross profit	1,642	1,978	4,497	5,796
Operating expenses:
Selling and marketing	645	878	2,201	2,809
Research and development	1,191	1,126	3,784	3,621
General and administrative	511	654	1,344	1,791
Total operating expenses	2,347	2,658	7,329	8,221

Loss from operations	(705)	(680)	(2,832)	(2,425)

Other income:
(Loss) income on investment in DiamondSoft, Inc.	(68)	(10)	(219)	1
Interest income, net	47	117	198	355

Loss before provision for income taxes	(726)	(573)	(2,853)	(2,069)

Provision for income taxes	59	39	139	171

Net loss	$(785)	$(612)	$(2,992)	$(2,240)

Basic and diluted net loss per share	$(0.10)	$(0.08)	$(0.37)	$(0.29)

Basic and diluted weighted average shares outstanding	8,075	7,811	8,019	7,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Nine Months ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2001	2000

Net loss	$(2,992)	$(2,240)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	280	339
Amortization	391	393
Compensation on grant of stock options	5	14
Loss (income) on investment in DiamondSoft, Inc.	219	(1)
Changes in assets and liabilities—
Accounts receivable	975	(455)
Prepaid expenses and other current assets	127	202
Accounts payable	81	(53)
Accrued expenses	(51)	135
Deferred revenue	192	153
Long-term liabilities	(28)	(1)
Net cash used in operating activities	(801)	(1,514)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(180)	(218)
Increase in restricted cash	---	(300)
Investment in DiamondSoft	(250)	---
Change in other assets	(146)	9
Net cash used in investing activities	(576)	(509)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the exercise of stock options/warrants	231	463

Net decrease in cash and cash equivalents	(1,146)	(1,560)
Cash and cash equivalents, beginning of period	7,149	9,037

Cash and cash equivalents, end of period	$6,003	$7,477

Cash paid for Interest	$ ---	$1
Cash paid for Income Taxes	$188	$139

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2001
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

The balance sheet as of September 30, 2001, the statements of operations for the three and nine months ended September 30, 2001 and 2000, the statements of cash flows for the nine months ended September 30, 2001 and 2000, and the notes to each thereof are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries for these interim periods.

The results of operations for the three and nine months ended September 30, 2001 may not necessarily be indicative of the results to be expected for the year ending December 31, 2001.

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

REVENUE RECOGNITION

The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as modified by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The Company derives revenues from software product licenses, professional consulting, and support maintenance services. Licenses and royalty revenues are recognized when persuasive evidence of an agreement exists, the product has been delivered, the Company has no remaining significant obligations with regard to implementation, the fee is fixed or determinable, and collection of the fee is probable.

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

The Company generally warrants that its products will function substantially in accordance with documentation provided to customers for approximately 90 days following initial delivery.  As of September 30, 2001, the Company had not incurred any significant expenses related to warranty claims.

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

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  This statement, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years ending December 31, 2001 and thereafter.  The Company has adopted SFAS No. 133 as amended, which did not have a material impact on the Company’s financial position or results of operations.

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

In August 2001, the FASB issued SFAS no. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and APB no. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This statement provides guidance on recognizing and measuring impairment for long-lived assets excluding certain long-lived assets, such as goodwill, non-amortized intangible assets and deferred tax assets. This statement is effective for the Company in the first quarter of its fiscal year ending December 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

(2) Property and Equipment (in thousands)

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following:

	September 30,	December 31,
	2001	2000

Office and computer equipment	2,408	$2,069
Purchased software	348	347
Equipment under capital lease	---	167
Furniture and fixtures	372	366
Leasehold improvements	659	659
	3,787	3,608

Less — Accumulated depreciation and amortization	3,251	2,972
Property and equipment, net	536	$636

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

At September 30, 2001, one customer accounted for 30% each of the Company’s accounts receivable.  At December 31, 2000, one customer accounted for 18% of the Company’s accounts receivable.  The Company does not have any financial instruments with off-balance sheet risk as of September 30, 2001.  For the three months ended September 30, 2001 two customers accounted for 18% and 8%, respectively, of the Company’s revenue. For the nine months ended September 30, 2001, no customers accounted for more than 10% of the Company’s revenue.  For the three months ended September 30, 2000, one customer accounted for 11% of the Company’s revenue. For the nine months ended September 30, 2000, one customer accounted for 12% of the Company’s revenue.

For the three months ended September 30, 2001, two customers of the Company’s type and technology segment accounted for 24% and 10%, respectively, of that segment’s revenue, and one customer of the Pageflex segment accounted for 13% of that segment’s revenue.  For the nine months ended September 30, 2001, one customer of the Company’s type and technology segment accounted for 10% of that segment’s revenue, and no customers of the Pageflex segment accounted for 10% or more of that segment’s revenue.   For the three months ended September 30, 2000, one customer of the Company’s type and technology segment accounted for 16% of the revenue for that segment, and three customers of the Pageflex segment accounted for 32%, 15% and 14%, respectively, of that segment’s revenue.   For the nine months ended September 30, 2000, no customers of the Company’s type and technology segment accounted for 10% or more of the revenue for that segment, while two customers of the Pageflex segment accounted for 42% and 16%, respectively, of that segment’s revenue.

The Company’s MyFonts.com segment had no customers responsible for 10% or more of its accounts receivable balance as of September 30, 2001 or December 31, 2000, and had no customers that accounted for 10% or more of its revenue for the three or nine months ended September 30, 2001 or 2000.

(4) Accrued Expenses (in thousands)

Accrued expenses consist of the following:

	September 30,	December 31,
	2001	2000
Accrued royalties	$271	$210
Payroll and other compensation	595	648
Accrued professional and consulting services	98	169
Other	272	260
Total	$1,236	$1,287

(5)   Loss Per Share (in thousands)

In accordance with SFAS No. 128, Earnings Per Share, basic loss per share was determined by dividing net loss by the weighted average shares of common stock outstanding during the applicable period. Diluted loss per share reflects dilution from potentially dilutive securities, primarily stock options based on the treasury stock method.  In computing diluted loss per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the potential common stock equivalents would be antidilutive.  Thus potential common shares were not included for the three or nine months ended September 30, 2001 or 2000.  Had the numerator been a profit, the potential common shares would have increased the weighted average shares outstanding by 1,262 and 1,543 shares for the nine months ended September 30, 2001 and 2000, respectively, and by 993 and 2,003 for the nine months ended September 30, 2001 and 2000, respectively.  In addition, there were warrants and options to purchase 262 and 235 shares for the three months ended September 30, 2001 and 2000, respectively, and 278 and 116 shares for the nine months ended September 30, 2001 and 2000, respectively, that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company’s common stock.  These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(6) Segment Reporting (in thousands)

The Company has three reportable business segments: (1) its type and technology segment, (2) its Pageflex segment, and (3) its MyFonts.com segment.  The Company’s reportable segments are strategic business units that sell the Company’s products through distinct distribution channels. They are managed separately as each business requires different marketing strategies.  The Company’s approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.  MyFonts.com’s revenues include revenue generated from the sale of products it purchases from the type and technology segment.  The inter-segment revenues created by these transactions have been eliminated from MyFonts.com’s revenue below, as well as from the Company’s consolidated financial statements.  The Company evaluates performance based on profit or loss from operations before income taxes, not including non-recurring gains and losses.

Three months ended

Nine months ended

	September 30,		September 30,
Revenue (from external customers):	2001	2000	2001	2000

Type and technology	$1,414	$1,610	$3,767	$4,869
MyFonts.com	144	7	337	9
Pageflex	556	625	1,509	2,016
Consolidated revenue	$2,114	$2,242	$5,613	$6,894

Segment (loss) income from operations:
Type and technology	$248	$339	$64	$822
MyFonts.com	(263)	(97)	(584)	(310)
Pageflex	(690)	(922)	(2,312)	(2,937)
Consolidated loss from operations	$(705)	$(680)	$(2,832)	$(2,425)

(7) Geographical Reporting (in thousands)

The Company attributes revenues to different geographical areas on the basis of the location of the customer. All of the Company's product sales for the three and nine months ended September 30, 2001 and 2000 were shipped from its headquarters located in the United States or its office located in Cheltenham, England.  Revenues by geographic area are as follows:

	Three months ended September 30,		Nine months ended September 30,
Revenue:	2001	2000	2001	2000
United States	$1,078	$1,381	$2,914	$4,436
Canada	94	82	296	269
Japan	221	343	796	868
Korea	374	---	432	---
United Kingdom	142	217	425	454

Other (countries less than 5% individually, by region):
Europe, excluding UK	195	185	701	717
Asia, excluding those specified above	10	34	49	150
Total revenue	$2,114	$2,242	$5,613	$6,894

Long-lived tangible assets by geographic area are as follows:

	September 30,	December 31,
	2001	2000
United States	$520	$628
England	16	8
Total	$536	$636

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

        Bitstream Inc. (“Bitstream” or the “Company”), headquartered in Cambridge, Massachusetts, is composed of three separate and distinct businesses: (1) type and technology, in which Bitstream develops and licenses font technology and custom font designs to manufacturers of Internet appliances, wireless devices, set-top boxes, embedded systems, printers, and personal digital assistants; (2) MyFonts.com, a showcase of the world’s fonts in one easy-to-use e-commerce web site operated by Bitstream’s wholly-owned subsidiary, MyFonts.com, Inc. (“MyFonts.com”); and (3) Pageflex, formerly referred to as the Company’s on-demand marketing segment, in which the Company’s wholly-owned subsidiary Pageflex, Inc. (“Pageflex”) develops, markets and supports on-demand document composition solutions which automatically produce customized one-to-one marketing collateral such as datasheets and brochures directly from XML text and graphics data stored in web servers and/or databases.

FORWARD LOOKING STATEMENTS

        Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of the Company's products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company's filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company's final Prospectus, dated October 30, 1996, included as part of the Company's Registration Statement on Form S-1 (333-11519), in the section entitled "Risk Factors", and in the Company’s 2000 Annual Report on Form 10-K filed on April 2, 2001.  The forward-looking statements contained herein represent the Company's judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.  Management undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS (in thousands, except percent amounts)

Consolidated Revenues:

	September 30,
		% of		% of	Change
	2001	Revenue	2000	Revenue	Dollars	Percent
Three months ended:
Software licenses	$1,818	86.0%	$2,079	92.7%	$(261)	(12.6)%
Services	296	14.0%	163	7.3%	133	81.6%
Total revenues	$2,114	100.0%	$2,242	100.0%	$(128)	(5.7)%

Nine months ended:
Software licenses	$4,787	85.3%	$5,865	85.1%	$(1,078)	(18.4)%
Services	826	14.7%	1,029	14.9%	(203)	(19.7)%
Total revenues	$5,613	100.0%	$6,894	100.0%	$(1,281)	(18.6)%

The decrease in revenue for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 was attributable to decreases in revenue for the type and technology segment of $196 and the Pageflex segment of $69, partially offset by an increase in MyFonts.com revenues of $137.  The decrease in revenue for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 was attributable to decreases in revenue for the type and technology segment of $1,102 and the Pageflex segment of $507, partially offset by an increase in MyFonts.com revenues of $328.  These segments are discussed in more detail below.

Type and Technology Revenues:

	September 30,
		% of		% of	Change
	2001	Revenue	2000	Revenue	Dollars	Percent

Three months ended:
Software licenses	$1,308	92.5%	$1,547	96.1%	$(239)	(15.5)%
Services	106	7.5%	63	3.9%	43	68.3%
Type and technology revenues	$1,414	100.0%	$1,610	100.0%	$(196)	(12.2)%
Percentage of total revenues	66.9%		71.8%

Nine months ended:
Software licenses	$3,410	90.5%	$4,595	94.4%	$(1,185)	(25.8)%
Services	357	9.5%	274	5.6%	83	30.3%
Type and technology revenues	$3,767	100.0%	$4,869	100.0%	$(1,102)	(22.6)%
Percentage of total revenues	67.1%		70.6%

The decrease in type and technology license revenues for the three months and nine months ended September 30, 2001 versus the three and nine months ended September 30, 2000 was due to decreases in OEM technology licensing of $85 and $791, respectively, decreases in reseller sales of $99 and $111, respectively, and decreases in retail sales of $55 and $283, respectively.  These decreases were primarily due to the softening of the market for high technology products in general and increased concern over future economic conditions.  Service revenue increased $43 and $83, respectively, for the three and nine month periods ended September 30, 2001 primarily because of the increased maintenance base resulting from the sale of type and technology software products.

MyFonts.com Revenues:

	September 30,

Change

	2001	2000	Dollars	Percent

Three months ended:
Software licenses	$144	$7	$137	1,957%
Percentage of total revenues	6.8%	0.3%

Nine months ended:
Software licenses	$337	$9	$328	3,644%
Percentage of total revenues	6.0%	0.1%

        MyFonts.com’s revenue, prior to the elimination of inter-company royalties paid to Bitstream’s type and technology segment, increased by $174 to $198 for the three months ended September 30, 2001 as compared to $24 for the three months ended September 30, 2000, and by $437 to $469 for the nine months ended September 30, 2001 as compared to $32 for the nine months ended September 30, 2000.  MyFonts.com began selling through its web site at the end of the first quarter of 2000.  Revenue from the MyFonts.com web site and revenue that it earns from managing the e-commerce portion of Bitstream’s web site have increased each quarter since its inception.

Pageflex Revenues:

	September 30,
		% of		% of	Change
	2001	Revenue	2000	Revenue	Dollars	Percent

Three months ended:
Software licenses	$366	65.8%	$525	84.0%	$(159)	(30.3)%
Services	190	34.2%	100	16.0%	90	90.0%
Pageflex revenues	$556	100.0%	$625	100.0%	$(69)	(11.0)%
Percentage of total revenues	26.3%		27.9%

Nine months ended:
Software licenses	$1,040	68.9%	$1,261	62.6%	$(221)	(17.5)%
Services	469	31.1%	755	37.4%	(286)	(37.9)%
Pageflex revenues	$1,509	100.0%	$2,016	100.0%	$(507)	(25.2)%
Percentage of total revenues	26.9%		29.3%

        The decrease in license revenue for the Pageflex segment for the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000 was attributable to the decrease in non-recurring OEM licensing fees from an existing long-term contract with Atex Media Solutions, Inc. (“Atex”) of $168 and $504, respectively.  Pageflex license revenues increased $9 and $283, respectively, for the three months and nine months ended September 30, 2001 as compared to the three months and nine months ended September 30, 2000, excluding the Atex license fees, primarily due to increases in direct sales and subscriptions of the Company’s Mpower product.  The increase in service revenue during the three months ended September 30, 2001 as compared to the three months ended September 30, 2000 is attributable to the increase in Pageflex’s customer support revenue base which consists of customers who have contracted for support maintenance.  Revenues from services decreased during the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000 as a result of the completion of certain non-recurring consulting projects during the first six months of 2000, which primarily consisted of non-recurring engineering for Atex.

Consolidated Gross Profit:

	September 30,		Change
	2001	2000	Dollars	Percent
Three months ended:
Gross profit	$1,642	$1,978	$(336)	(17.0)%
Percentage of total revenue	77.7%	88.2%

Nine months ended:
Gross profit	$4,497	$5,796	$(1,299)	(22.4)%
Percentage of total revenue	80.1%	84.1%

The decrease in the gross profit for the three months and nine months ended September 30, 2001 as compared to the three months and nine months ended September 30, 2000 is primarily attributable to decreases in revenues discussed above totaling $128 and $1,281, respectively, and an increase in cost of revenues totaling $208 and $18, respectively.  Type and technology’s cost of revenues increased $62 to $256 for the three months ended September 30, 2001 from $194 for the three months ended September 30, 2000 primarily because of several large license agreements involving larger than normal third party royalties. The type and technology cost of revenues decreased $85 to $602 for the nine months ended September 30, 2001 from $687 for the nine months ended September 30, 2000 primarily because of the elimination of outside subcontractors whose services were utilized during 2000 and a reduction in time spent by type engineers on customer specific projects, partially offset by the increase in royalties during the three months ended September 30, 2001.  Pageflex’s cost of revenues increased $35 to $102 for the three months ended September 30, 2001 from $67 for the three months ended September 30, 2000 primarily because of increased support costs and the use of an outside consultant for consulting services.  Pageflex’s cost of revenues decreased $156 to $251 for the nine months ended September 30, 2001 from $407 for the nine months ended September 30, 2000 as a result of a decreased amount of consulting performed by the Company, which has a higher cost than licensing revenue. Cost of revenues for the nine months ended September 30, 2000 included $67 of non-recurring development costs associated with Atex consulting revenue occurring in the first six months of 2000, partially offset by the increases mentioned above for the three months ended September 30, 2001.  MyFonts.com’s cost of revenues consist of royalties paid to third party font foundries for the sale of their fonts.  These costs increased $111 and $259 for the three and nine months ended September 30, 2001 as compared to the three and nine months ended September 30, 2000 as a result of the increased volume of sales on the MyFonts.com web site.

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

Consolidated Selling and Marketing:

	September 30,		Change
	2001	2000	Dollars	Percent
Three months ended:
Selling and marketing	$645	$878	$(233)	(26.5)%
Percentage of total revenue	30.5%	39.2%

Nine months ended:
Selling and marketing	$2,201	$2,809	$(608)	(21.6)%
Percentage of total revenue	39.2%	40.8%

        Selling and marketing expenses for the type and technology segment decreased $60 or 15.3% and $85 or 7.1% to $333 and $1,111 for the three and nine months ended September 30, 2001, respectively, from $393 and $1,196 for the three and nine months ended September 30, 2000, respectively.  Selling and marketing costs associated with the Pageflex segment decreased $211 or 44.0% and $570 or 35.6% to $269 and $1,032 for the three and nine months ended September 30, 2001, respectively, from $480 and $1,602 for the three and nine months ended September 30, 2000, respectively.  These reductions resulted from management’s decision to reduce marketing expenses including the Company’s trade show expenses and from non-recurring costs related to new product introductions and branding which took place on a limited basis during the first two quarters of 2000.  Selling and marketing expenses for the MyFonts.com segment increased $38 or 760% and $47 or 427% to $43 and $58 for the three and nine months ended September 30, 2001, respectively, from $5 and $11 for the three and nine months ended September 30, 2000, respectively.  These increases were primarily due to advertising costs, which the Company did not incur in 2000.

Consolidated Research and Development (“R&D”):

	September, 30		Change
	2001	2000	Dollars	Percent
Three months ended:
Research and development	$1,191	$1,126	$65	5.8%
Percentage of total revenue	56.3%	50.2%

Nine months ended:
Research and development	$3,784	$3,621	$163	4.5%
Percentage of total revenue	67.4%	52.5%

        R&D costs associated with the type and technology segment decreased $15 or 3.8% and increased $11 or less than one percent from $396 and $1,299 for the three months and nine months ended September 30, 2000, respectively, to $381 and $1,310 for the three months and nine months ended September 30, 2001, respectively. R&D costs associated with the Myfonts.com segment increased $154 or 186% and $272 or 96.8% from $83 and $281 for the three and nine months ended September 30, 2000, respectively, to $237 and $553 for the three and nine months ended September 30, 2001, respectively.  The increased MyFonts.com expenses relate to employee and subcontractor costs for further development to the MyFonts.com web site.  The Company’s management expects this expense to decrease in future quarters as the site becomes more mature.

R&D costs associated with the Pageflex segment decreased $74 or 11.4% and $120 or 5.9%, from $647 and $2,041 for the three months and nine months ended September 30, 2000, respectively, to $573 and $1,921 for the three months and nine months ended September 30, 2001, respectively.  The Pageflex decrease was due to the decrease in use of sub-contractors primarily engaged in the quality analysis and testing of the Japanese version of Mpower released in 2000.

Consolidated General and Administrative (“G&A”)

	September 30,		Change
	2001	2000	Dollars	Percent
Three months ended:
General and administrative	$511	$654	$(143)	(21.9)%
Percentage of total revenue	24.2%	29.2%

Nine months ended:
General and administrative	$1,344	$1,791	$(447)	(25.0)%
Percentage of total revenue	23.9%	26.0%

G&A costs associated with the type and technology segment decreased $92 or 31.9% and $185 or 21.4%, from $288 and $865 for the three months and nine months ended September 30, 2000, respectively, to $196 and $680 for the three months and nine months ended September 30, 2001, respectively. Bad debt expense decreased $84 and $372 for the three months and nine months ended September 30, 2001, respectively, as compared to the three months and nine months ended September 30, 2000.  Bad debt expense decreases resulted from the net decrease in reserves for doubtful accounts during the first six months of 2001 resulting from the collection of several accounts receivable balances which had been reserved for during the year ended December 31, 2000.  G&A expenses, excluding bad debt activity, decreased $8 for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, but increased $185 for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.  The increase is primarily attributable to increases in professional service fees of $56 and facilities related costs of $83, for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.  G&A costs associated with the Pageflex segment decreased $51 or 14.5% and $286 or 31.7% from $353 and $903 for the three months and nine months ended September 30, 2000, respectively, to $302 and $617 for the three months and nine months ended September 30, 2001, respectively.  Bad debt expense increased $1 for the three months ended September 30, 2001 as compared to the three months ended September 30, 2000, but decreased $251 for the nine months ended September 30, 2001 as compared to the nine months ended September 30, 2000.  G&A expenses, excluding bad debt activity, decreased $51 and $33 for the three months and nine months ended September 30, 2001 as compared to the three months and nine months ended September 30, 2000, respectively.  G&A costs associated with the MyFonts.com segment were unchanged at $13 for the three months ended September 30, 2001 and 2000, but increased $24 from $23 for the nine months ended September 30, 2000 to $47 for the nine months ended September 30, 2001.

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

(Loss) Income on Investment in DiamondSoft, Inc.:

        The Company made a $500 equity investment in DiamondSoft, Inc. in March of 1998 and made additional investments totaling $150 during the three months ended March 31, 2001 and $100 during the three months ended June 30, 2001.  As of September 30, 2001 the Company’s ownership percentage in DiamondSoft, Inc. is 28%.  DiamondSoft, Inc. is a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets.  The Company recognizes its share of DiamondSoft’s income or loss during each quarter and recorded losses of $68 and $10 for the three months ended September 30, 2001 and 2000, respectively, and a loss of $(219) and income of $1 for the nine months ended September 30, 2001 and 2000, respectively.

Interest income, net:

Interest income consists primarily of interest income earned on the Company’s cash equivalents.

Provision for income taxes:

The Company’s income tax expense for the three and nine months ended September 30, 2001 and 2000 primarily represents foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

        The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations and cash received from the sale of the Company’s MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998.  As of September 30, 2001, the Company had net working capital of $4,901 versus $7,371 at December 31, 2000.

        The Company used $801 of its cash to support its operating activities during the nine months ended September 30, 2001 as compared to $1,514 during the nine months ended September 30, 2000.  The net cash used during the nine months ended September 30, 2001 was primarily due to the consolidated loss partially offset by the collection of $975 in receivables during the period.  The net cash used during the nine months ended September 30, 2000 was primarily due to the net losses from the Pageflex and MyFonts.com businesses, partially offset by the income from the type and technology business. The net loss adjusted for non-cash expenses resulted in a use of $2,097 and $1,495 in cash during the nine months ended September 30, 2001 and 2000, respectively.

        The Company used $576 of its cash for investing activities during the nine months ended September 30, 2001 as compared to $509 during the nine months ended September 30, 2000.  The Company used $180 and $218 of its cash to purchase property and equipment during the nine months ended September 30, 2001 and 2000, respectively.  During the nine months ended September 30, 2001, the Company made additional investments in DiamondSoft, Inc. totaling $250. For the nine months ended September 30, 2000 the Company also used $300 to secure a $300 line of credit granted by Wells Fargo Bank to DiamondSoft, Inc.  This cash is presented on the Company’s consolidated balance sheet as restricted cash.

        The Company’s financing activities provided cash of $231 and $463 for the nine months ended September 30, 2001 and 2000, respectively, from the exercise of stock options.

        The Company believes its current cash and cash equivalent balances will be sufficient to meet the Company's operating and capital requirements for at least the next 12 months.  There can be no assurance, however, that the Company will not require additional financing in the future.  If the Company were required to obtain additional financing in the future, there can be no assurance that sources of capital will be available on terms favorable to the Company, if at all.  As of September 30, 2001, the Company had no material commitments for capital expenditures.  From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company's business.  Any such transactions consummated may use a portion of the Company's working capital or require the issuance of equity or debt.

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

        In August 2001, the FASB issued SFAS no. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supersedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of” and APB no. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”. This statement provides guidance on recognizing and measuring impairment for long-lived assets excluding certain long-lived assets, such as goodwill, non-amortized intangible assets and deferred tax assets. This statement is effective for the Company in the first quarter of its fiscal year ending December 2002. Management is currently evaluating the impact that this statement will have on the Company's financial statements.

PART 1, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

        As of September 30, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

        The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.  The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the three and nine months ended September 30, 2001.  Currently the Company does not engage in foreign currency hedging activities.

PART II -- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)   Instruments defining the rights of the holders of any class of registered securities of the Company have not been materially modified during the three months ended September 30, 2001.

(b)   Rights evidenced by any class of registered securities of the Company have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended September 30, 2001.

(c)   There were no unregistered securities sold by the Company during the three months ended September 30, 2001.

(d)   Use of Proceeds

        As of September 30, 2001, the approximately $12,200,000 of net proceeds from the Company's initial public offering (IPO) of its Class A Common Stock pursuant to its Registration Statement on Form S-1, Commission File No. 333-11519, declared effective October 30, 1996, have been used as follows: (1) approximately $200,000 for the buildout of Bitstream's leased facilities in Cambridge, Massachusetts to accommodate the additional personnel that joined the Company as a result of the acquisition of Archetype, Inc.; (2) approximately $6,041,000 for the acquisitions of Mainstream Software Solutions, Ltd., Archetype, Inc., Type Solutions, Inc., and certain assets of Alaras Corporation; (3) approximately $1,500,000 for the repayment of indebtedness, of which approximately $548,000 was paid to officers, directors and 10% stockholders of the Company and approximately $762,000 of which was paid to third parties; (4) approximately $1,948,000 for royalty payments to others; (5) $750,000 for the investment in DiamondSoft, Inc.; and (6) approximately $1,761,000 for the purchase and installation of equipment.  The Company has utilized all of the proceeds from the IPO as of the end of the three month period ended September 30, 2001, however, the Company had approximately $6,003,000 in cash and cash equivalents at September 30, 2001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      (a) On June 6, 2001, the Annual Meeting of Stockholders of the Company was held at the Royal Sonesta Hotel, 5 Cambridge Parkway, Cambridge, Massachusetts 02142.

      (b) George B. Beitzel, Charles Ying, Amos Kaminski and David G. Lubrano were elected at the Annual Meeting to serve as directors of the Company.

PART 2, ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (continued)

      (c) The following votes were tabulated on the aforementioned proposal:

1. To elect a board of four (4) directors to serve until the next Annual Meeting of Stockholders or until their respective successors are elected and qualified.

Nominee

For

Withheld Authority

George Beitzel	7,447,679	215,776
Amos Kaminski	7,447,679	215,776
David Lubrano	7,447,679	215,776
Charles Ying	7,445,321	218,134

(d)  Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

          None

(b)     Reports on Form 8-K

  No reports on Form 8-K were filed during the three months ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                                                        BITSTREAM INC.

                                                                                                        (Registrant)

SIGNATURE	TITLE	DATE

/s/ Anna M. Chagnon	President, Chief Operating Officer, Chief Financial Officer and General Counsel (Principal Financial Officer)	November 9, 2001
Anna M. Chagnon

/s/ James P. Dore	Corporate Controller (Principal Accounting Officer)	November 9, 2001
James P. Dore