Form 10-K
period 2001-12-31
BITSTREAM INC
filed 2002-03-29
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended December 31, 2001

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

(617) 497-6222
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, par value $0.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 15, 2002 was approximately $29.2 million.

On March 15, 2002, there were 8,305,150 shares of Class A Common Stock, par value $0.01 per share, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2002 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

ITEM 1.  BUSINESS

GENERAL

Bitstream Inc. (“Bitstream” or the “Company”), headquartered in Cambridge, Massachusetts, is composed of three separate and distinct businesses: (1) type and technology, in which Bitstream develops and licenses font technology and custom font designs to manufacturers of information appliances, wireless devices, set-top boxes, embedded systems, printers, and personal digital assistants; (2) MyFonts.com, a showcase of the world’s fonts in one easy-to-use e-commerce Web site operated by Bitstream’s wholly-owned subsidiary, MyFonts.com, Inc. (“MyFonts.com”); and (3) Pageflex, in which the Company’s wholly-owned subsidiary Pageflex, Inc. (“Pageflex”) develops, markets and supports on-demand document composition solutions that automatically produce customized one-to-one marketing collateral such as data sheets and brochures directly from XML text and graphics data stored in Web servers and/or databases.

Bitstream was founded in 1981 as the first digital typeface supplier to computer hardware and software developers. The Company was also an early developer of typographic enabling software for hardware and software developers. Its font display technologies are used to provide font-scaling functionality to operating systems, applications, network servers, computer printers, set-top boxes, personal digital assistants (PDAs), and other embedded systems and information appliances.  More recently, the Company has focused its product development and marketing efforts on technology solutions that address the font-related browsing issues of small, embedded systems and information appliances, and Linux operating systems and applications. These include the development of extremely compact fonts for large Asian language character sets, including Traditional Chinese, Simplified Chinese, Japanese, and Korean.  The Company’s library of typeface products are also used by original equipment manufacturers (“OEMs”), independent software vendors (“ISVs”), and end users around the world in the creation of electronic documents.  The Company’s ThunderHawk™ Web browser for handheld devices gives users complete wireless access to real Web pages that maintain full text legibility.

In January 1999, the Company established Pageflex as a wholly owned subsidiary for the purpose of developing, marketing and supporting on-demand marketing and composition solutions based on its NuDoc XML-based composition engine and related technology.  Pageflex has developed Mpower™, an enterprise solution that allows companies to dynamically create customized business documents, and Persona™, a variable data desktop publishing application designed to produce personalized documents.  Both products are based on the NuDoc™ XML-based composition engine, which uses flexible design templates incorporating “spring-loaded” text and image containers that dynamically adjust page layouts based on the sizes and shapes of the variable text and images that flow into them.  Text and image containers resize and reposition to automatically maintain the design integrity of each document.  Built on open standards, Pageflex products import data from any ODBC-compliant database and use XML as the data format between databases and page composition.

In December 1999, MyFonts.com was founded as a wholly-owned subsidiary of Bitstream to provide the world’s most complete source of digital fonts in a single comprehensive Web site. The MyFonts.com Web site provides one of the largest collections of fonts ever assembled for on-line delivery, and offers easy ways to find and purchase fonts on-line, unique typographic resources, and a forum for interacting with type experts.  By hosting fonts from a wide variety of font foundries and designers, MyFonts.com aims to be the single choice for finding and purchasing fonts on the Web.

The markets in which the Company participates are intensely competitive, evolving and subject to rapid technological change. The Company expects competition to persist and to increase in the future.  The Company believes that while it competes with no single organization across its entire product line, a variety of companies offer products that compete with some of its products.  Certain of the Company’s competitors, including Adobe Systems Incorporated (“Adobe”) and Agfa Monotype Corporation (“Agfa”), have greater name recognition, a larger customer base and significantly greater financial, technical, and marketing resources than the Company.

Future sales of the Company’s products will depend upon the Company’s ability to develop or acquire, on a timely basis, new products or enhanced versions of its existing products that compete successfully with products offered by developers of competing technologies.  There can be no assurance that the Company will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

TYPE & TECHNOLOGY

INDUSTRY BACKGROUND

The rapid growth in the use of personal computers, advanced software applications and laser printers has dramatically transformed the document creation, production, and distribution process, giving rise to the widespread use of word processing and desktop publishing applications.  Underlying the growth in word processing and desktop publishing were enabling technologies such as page description languages, printer control languages, and outline font technologies.  Adobe’s PostScript Type 1 format (“Type 1”), the original outline font technology, gained acceptance among graphic artists and the high-end electronic publishing market due to the technology’s close links to high-resolution output devices used in service bureaus and publishing houses.  TrueType was developed by Apple Computer, Inc. (“Apple”), as an alternative outline font technology to Type 1 and is integrated into the Windows and Macintosh operating systems.

The increased use of distributed client/server network architectures in the 1990s resulted in complex computing environments composed of mixed operating systems and multiple networking protocols.  To create, transport, view, and print text-based digital information in such an environment, while preserving the appearance intended by the document’s author, each individual computer must have specific font software and hardware drivers to display or print the document as the author intended.  If a user’s system did not have a particular font used by the author or attempted to output a document to a device that differs from the device on which the document was originally created, the user’s end-product often lacked the font fidelity and appearance intended by the creator.  For example, if an output device prints a document with a font substituted in place of the author’s original font, a complete loss of original pagination or formatting within the document can often result.  Such a result would make it difficult, if not impossible, for multiple users to review and comment collaboratively on the same document.  Difficulties in retaining text integrity can be further complicated when users try to incorporate non-Latin fonts, such as Japanese, Chinese, Korean, Greek, or Hebrew, because font substitution for non-Latin fonts is typically not available in most operating systems and output devices.

Currently, techniques used to present text and graphics are based on existing desktop publishing technologies and, when used in new distribution media, often result in a loss of visual integrity, degraded system performance, or both.  To efficiently deliver digital information that retains the author’s intended visual impression, computer systems must use enabling technologies that reduce file size, minimize bandwidth consumption, and operate reliably across heterogeneous computing environments.  The evolution of real time operating systems, cellular telephone operating systems, wireless Internet devices, personal digital assistants, set-top boxes, embedded systems in general, and information appliances will require the transition from text being displayed on these devices as bitmaps, as is currently done today, to text that can be scaled to fit the content being viewed on the device.  Clear text that is easy to read on any device, at any size, and at any resolution is immeasurably important.

THE BITSTREAM SOLUTION

Since its founding over 20 years ago, Bitstream has played a leading role in the development of industry-standard font products and enabling technologies (e.g., font rendering and display software).  Bitstream has also been actively developing font portability and compaction technology.  The Company has built substantial expertise in digital type design and production, technical font formats, and font portability and compaction software.  Bitstream intends to continue to develop or acquire technology to support its leadership position in these areas.

The Company believes that certain features of its products such as their small file and application size, high typographic quality, performance, system scalability, and cross-platform portability will facilitate their adaptation to new and emerging markets. These markets include the Internet, information appliances, corporate intranets, embedded systems, set-top boxes, high definition televisions, multi-function devices (e.g. combined printer/fax/copiers), and handheld and wireless devices.  Bitstream is currently developing, adapting and marketing its enabling technologies and font products to third parties whose products address these new and developing markets.

Bitstream’s products and technologies have been designed to support existing technological and typographic standards, such as Unicode, TrueType, and Type 1, and to be embedded within full-featured products produced by OEMs and ISVs.  The Company’s products have also been designed to function in multi-platform computing environments, including Windows, UNIX, Linux, Macintosh, OS/9, and Java.  The Company plans to continue to promote the use of its products in multi-vendor configurations.

PRODUCTS AND TECHNOLOGIES

The Company’s products can be separated into two major groups: (1) technology products, and (2) typeface products.  Each of the product groups is described in greater detail below.

(1)   Technology Products

Technology products consist of the following: (a) Font Fusion™, font engine software that allows developers of operating systems, software applications, Web applications, low-resolution screen devices, multimedia servers, high-definition television screens (HDTVs), set-top boxes, continuous tone printers, personal digital assistants (PDAs), and other embedded systems and information appliances to render high-quality characters in any format, at any resolution, on any device; (b) btX™, font engine software that allows Linux developers to render high-quality characters in industry-standard and highly compact formats; (c) TrueDoc®, portable font technology that provides for the efficient distribution of text, with fidelity, in a highly compact format; (d) TrueDoc Imaging System (TDIS), formerly Bitstream’s 4-in-1 TrueDoc Imaging System, font engine software for developers of operating systems, servers, applications, and printer controllers where a complete font solution is needed to provide scaleable resident fonts and support for downloaded, industry-standard fonts; and (e) ThunderHawk™, a Web browsing technology for handheld devices, wireless devices, personal digital assistants, and other embedded systems.  Each of these products is described in greater detail below:

(a)   Font Fusion

Font Fusion is Bitstream’s latest, most advanced font engine. The Font Fusion software developers’ kits (SDKs) provides developers with full font fidelity and high-quality typographic output at any resolution, on any device, while maintaining the integrity of the original character shape.  It is designed to support operating systems, software applications, Web applications, low-resolution screen devices, multimedia servers, high-definition television screens (HDTVs), set-top boxes, continuous tone printers, personal digital assistants (PDAs), and other embedded systems and information appliances.  Font Fusion is independent of processor and operating system and compatible with all industry-standard font formats.  It is a full-featured, next generation, small footprint, multilingual, outline font technology.  Font Fusion is designed for color, grayscale and black-and-white ROM-based and non-ROM-based devices in a system where the fonts may reside locally or remotely.

(b)   btX

First released in 2001, btX brings sophisticated font capabilities to the Linux environment.  The btX SDK contains all the tools that Linux software developers need to enhance the font capabilities of their applications.  It satisfies the requirements of software developers who need to provide capabilities such as the ability to use fonts in highly compact formats, the ability to display specialty fonts, the ability to display industry-standard fonts, and the ability of  end users to install off-the-shelf, commercially-available fonts.  On the front end, btX uses the X font server protocol for X11 Windows, Release 6 (X11R6). On the back end, btX relies on Bitstream’s Font Fusion. With btX, developers can render hinted, anti-aliased, and kerned characters. btX renders not only high-quality characters in industry-standard TrueType and Type 1 formats, but also high-quality text in compact PFR (portable font resource, an industry-standard format), T2K, and stroke-based Asian font formats. Bitstream btX supports Unicode encoding and can render international fonts.

(c)   TrueDoc

TrueDoc is a portable type compaction technology designed for the distribution of electronic text-based information.  OEMs and ISVs license and incorporate TrueDoc into their document creating and viewing products to achieve reliable, compact, and efficient recording, transporting, viewing, and printing of typographic information, whether or not the fonts used for the original creation of the document are resident on the recipient’s system.  TrueDoc has been engineered to be small in file and application size, to comply with all industry font standards, and to be cross-platform compatible.

TrueDoc is composed of two main software components.  The TrueDoc Character Shape Recorder, approximately 75 kilobytes in size, captures character shapes from a font processor, such as TrueType or Type 1, and creates a portable font resource (“PFR”) that is transportable across networks or the Internet.  TrueDoc’s Character Shape Player, approximately 65 kilobytes in size, recreates the character shapes stored in the PFR and displays the text in a manner that maintains the integrity of the original shapes.  The Company believes that TrueDoc’s small file size and efficient playback capabilities present advantages in applications where limitations on bandwidth and memory are significant factors.

(d)   TDIS

The modular architecture of the Company’s “5-in-1” enabling technology, TDIS, provides software hooks to allow OEMs and ISVs to incorporate font scaling technologies into their products.  The font scaling technologies included in TDIS are two industry standard font formats (TrueType and Type 1), the resident fonts used in Hewlett-Packard Company LaserJet laser printers, and a Bitstream TrueDoc-based font rasterizer that processes Bitstream-supplied resident font sets.  In addition, this 5-in-1 architecture includes software that routes incoming font data to the appropriate processor and prepares the final rasterized characters for imaging by an output device or computer screen.

(e)   ThunderHawk

Scheduled for release in April 2002, ThunderHawk is Bitstream’s first Web browser for handheld devices, which gives users complete wireless access to real Web pages while maintaining full text legibility and image integrity. Bitstream has filed 13 preliminary patent applications for this wireless Internet technology.

        ThunderHawk relies on a server infrastructure combined with a small piece of thin-client code on the handheld device. The server infrastructure transmits Web content in a more compact format to the device, making fast and full-featured wireless Web browsing possible. In addition, ThunderHawk gives customers the same browsing experience on a handheld device as they are used to on the desktop. This includes viewing the full text and images of any Web page without excessive scrolling. By not relying on WAP or cHTML, ThunderHawk does not require Web content providers to repurpose their content or build separate Web sites – one for the desktop, and one for the wireless world. Instead, ThunderHawk enables end users to see a Web page just as it appears on the desktop.

(2)   Typeface Products

Bitstream has developed a library of over 900 digital typefaces deliverable in industry-standard font formats (such as TrueType and Type 1). Most of these typefaces are for use with English or other Western European language-based computer systems.  A large number of typefaces are necessary to support OEMs and ISVs focused on the graphic arts market, who are accustomed to having a wide variety of typeface designs from which to choose.  The remainder of the Company’s typeface designs are non-Western language typefaces such as Japanese, Greek, Cyrillic, Chinese, Korean, Russian, Hebrew and Arabic. Bitstream is committed to increasing the number and variety of typeface designs it offers to its customers.

In August 2000, Bitstream announced the New Font Collection (NFC) program to add fonts to the library and seek out designs from “new school” and established designers alike. The NFC program releases new fonts on a quarterly basis. In 2001, Bitstream released sixteen new NFC fonts from nine designers. In February 2002, Bitstream released nine new NFC fonts, including seven Bitstream exclusives, from international, award-winning designers. In addition, in January 2002, Bitstream released four Hebrew typefaces and thirty-five WGL4 (Windows Glyph Language 4) fonts.  Each WGL4 font includes 652 characters and includes characters that Western, Central, and Eastern European writing systems rely on. It also includes Baltic, Cyrillic, Greek, and Turkish characters.

In addition to typefaces, the Company also offers custom design services. Depending on the needs of the client, the Company can digitize corporate logos, modify existing typeface designs, add special characters to typefaces, and create new typefaces.  The Company’s custom design services are marketed to its OEM, ISV and large corporate customers.

Bitstream has developed its own, proprietary, font design software tools.  These tools enable the Company’s typeface product engineers to develop and expand the Company’s library of typeface products and to generate custom typeface products in an efficient and cost-effective manner.  By using its own tools, Bitstream largely can avoid licensing or paying royalties for the use of third party development tools. In addition, the Company believes that its design tools improve its competitive position in the marketplace by helping the Company rapidly adapt its products to the specific requirements of its customers.

In 2001, Bitstream discontinued its Font Navigator for Windows product for end users, and partnered with DiamondSoft, in which Bitstream holds a minority interest, to resell Font Reserve for Windows and Font Reserve for the Macintosh. Also in 2001, Bitstream discontinued its WebFont Wizard, WebFont Maker, and WebFont Player product line.

SALES & MARKETING

The type and technology sales organization, as of March 15, 2002, consisted of three people focused on OEM and ISV sales, and one person focused on corporate direct sales.  The Company’s sales efforts are managed from its corporate headquarters in Cambridge, Massachusetts.  In addition, the Company maintains a European sales headquarters in Cheltenham, England.  The Company also has a sales agent based in Tokyo to facilitate OEM sales to Japanese hardware manufacturers.  Sales personnel receive a base salary plus commissions based on meeting sales targets, with additional commissions for sales in excess of annual targets.

In April 2001, Bitstream launched a new online store for finding, trying, and buying fonts online. MyFonts.com, a wholly-owned subsidiary of Bitstream, has provided the back-end programming necessary for graphic design professionals and casual users alike to try and buy fonts, including a streamlined search engine for finding fonts; a variety of search criteria, including such font categories as “Decorative and Display” and “Weddings and Invitations”; unique ways to try before you buy, including test drives and character maps; order histories, allowing customers to review fonts they have already purchased and re-download them;  secure log-in and credit card encryption; comprehensive help for finding, buying, downloading, unpacking, and installing fonts; and technical support.  All of the fonts in the Bitstream Typeface Library are available for online purchase. Bitstream fonts have always been available for online purchase, but end users had to know the name of the font they desired. The new online store allows end users to find, try, and buy fonts without this restriction.

Marketing activities are carried out by a cross-functional team of four people drawn from all Bitstream divisions located at the Company’s headquarters in Cambridge, Massachusetts. In addition, the Company promotes its products through attendance and exhibition at major industry trade shows and through its Web site, http//www.bitstream.com.  The principal objective of the Company’s marketing strategy is to continue to expand the sale of the Company’s type technologies to OEMs and ISVs, who integrate the Company’s software into their own products, and to end users.  OEM and ISV relationships range from the licensing of a small group of typefaces to agreements whereby an entire range of font products and/or technologies are incorporated into the customer’s hardware or software products.  As new opportunities arise, particularly in the newly emerging areas of embedded systems, wireless and handheld devices, information appliances, set-top boxes, interactive television, corporate intranets and portable document software, the Company intends to evaluate other marketing approaches.

CUSTOMERS

The Company licenses typeface products and font subsystems to a wide variety of OEM and ISV customers.  The Company also sells custom and other typeface products directly to corporate customers and individual end users.  No single type and technology segment customer accounted for 10% or more of the Company’s revenue for any of the years ended December 31, 2001, 2000 or 1999.  No single type and technology segment customer accounted for 10% or more of the segment’s revenue for the years ended December 31, 2001 or 2000.  However, during the year ended December 31, 1999 one type and technology ISV customer accounted for 11% of this segment’s revenue.  From time to time, product sales to large customers during a single fiscal quarter may constitute more than 10% of Company revenue for such quarter.  The Company has broadened and intends to continue to broaden, its customer base through expanded product offerings and increased marketing efforts. Revenue by geographic area is included in Footnote 10 in the Notes to the financial statements enclosed herewith.

RESEARCH AND DEVELOPMENT

Bitstream is committed to developing innovative software to enhance text imaging for wireless devices, operating systems, software applications, information appliances, Web applications, low-resolution screen devices, multimedia servers, high-definition television screens (HDTVs), set-top boxes, personal digital assistants (PDAs), and other embedded systems.  To accomplish this goal, the Company has invested, and expects to continue to invest, significant resources in research and development.  The Company’s research and development activities are centered around advancing the Company’s software products for its OEM, ISV, and corporate customers.  The Company maintains specific expertise in the areas of font formats, multilingual fonts, font portability, font compaction, and font processing technology.  The Company emphasizes cross-platform portability, small file and application size, and extensibility to new technologies in its software development.  To support these design objectives, the Company utilizes advanced software development techniques.

As of March 15, 2002, the Company employed 15 individuals who engage in type and technology research and development activities.  Of these, seven focus on font product development, two on developing enabling technology, four on TrueDoc, Font Fusion, btX, and ThunderHawk, and two on all of these areas.

COMPETITION

The Company’s typeface and technology products compete with the solutions offered by a variety of companies, including other suppliers of enabling technologies, software application developers, and vendors of computer operating systems.  Moreover, the market for the Company’s enabling technologies and products may be adversely affected to the extent that computer hardware, operating system, and application software vendors incorporate similar functionality or bundle competitive offerings with their products and thereby reduce the market for the Company’s technology or products.  The Company’s markets are the subject of intense industry activity, and it is likely that a number of software developers are devoting significant resources to developing and marketing technology and products that may compete with the Company’s technology and products. The competition for the Company’s sales of typefaces generally comes from a number of comparably sized or smaller companies offering their own typeface libraries and custom typeface services.  Competition with the Company’s enabling technologies principally comes from Agfa with its iType and Universal Font Scaling Technology (“UFST”). UFST has a similar architecture to the Company’s TDIS enabling technology product.

The competition for Font Fusion and the TrueDoc Imaging System consists primarily of software from Agfa, which includes a font compression technology known as MicroType Express. Other competition for Font Fusion comes from software from Slangsoft, which includes intelligent text input and display known as iTID.  Competition for btX comes from FreeType, an open source collaborative organization that provides its Linux font rendering code for free.

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

MYFONTS.COM

INDUSTRY BACKGROUND

Traditionally, individual digital fonts and font packages consisting of a variety of fonts have been sold through many different channels including: (1) catalog sales; (2) sales through resellers who typically handle fonts from multiple foundries together with other graphic arts supplies; and (3) CD ROMs containing many fonts which can be unlocked by means of a purchased key code.

While these approaches to selling fonts are generally satisfactory for professionals, they represent a very large barrier for the non-professional, casual user who is simply looking for a particular font.  For example, if someone sees a font used in a magazine, traditional sales channels offer no quick and easy way of finding out what it is. Even when the name of the font can be determined, it is not obvious where to buy it from among the hundreds, if not thousands, of font foundries offering their fonts through numerous channels.  As a result of such obstacles, font sales to non-professionals have historically been almost non-existent.  Bitstream believes that this represents a large untapped market for fonts and established MyFonts.com in 1999 to capitalize on this market.

THE MYFONTS.COM SOLUTION

In 1999, MyFonts.com developed a prototype Web site.  This Web site included a few thousand fonts together with powerful search facilities to help users find a particular font.  Some of these search facilities, such as the ability to browse fonts of a selected style, are commonly found on other Web sites featuring fonts.  A keyword search engine, more powerful than commonly found on such sites, was developed to make it easier to pick fonts suitable for a given project.  For example, if a consumer needs fonts for a wedding invitation, he or she may type the word “wedding” to find a variety of fonts from a large number of competing vendors who would be suitable for a wedding invitation.  In addition, novel capabilities allowing the user to ask to see fonts similar to a particular font are also included on the site.

The most powerful search technology included on the MyFonts.com site allows any user to upload an image scanned from a magazine or newspaper, and get a list of the closest fonts matching the scanned image.  This technology, called WhatTheFont™, is believed to be one of the keys to making MyFonts.com easy and accessible to casual users.  During 2000, Bitstream filed for a U.S. Patent relating to the use of automatic font recognition in conjunction with e-commerce.

MyFonts.com is designed to handle virtually all fonts available irrespective of their source.  The Company’s strategy for the MyFonts.com Web site is to become the universal and complete source for fonts from all font vendors and designers.  To implement its strategy, the Company approached a number of key font foundries and invited them to participate in the MyFonts.com web site.  Three levels of participation are currently available:

1.               Level 1 - A participating font foundry provides copies of its fonts for addition to the MyFonts.com database.  This makes its fonts available to all searching and browsing facilities.  In addition, it allows users to see images of the fonts for evaluation and comparison.  If a user wishes to purchase a font from a participating foundry, he follows a link to the foundry’s Web site where the purchase actually takes place.  MyFonts.com collects no revenue from these sales. In many cases, however, MyFonts.com earns referral fees when such purchases are made.

2.               Level 2 - Similar to level 1 but the participating foundry allows its fonts to be sold directly by MyFonts.com.  With each sale, MyFonts.com collects a commission of 20% of the purchase price.

3.               Level 3 - Similar to level 2 but the participating foundry shares in the ownership and control of MyFonts.com. As of the date of this filing, no participants have elected to participate at this level.

Since launching the e-commerce portion of its Web site in April 2000, the Company has monitored sales and feedback from its users and used this information to make ongoing improvements to the Web site.  As a result, the Company believes that the current Web site presents substantially fewer obstacles to finding and buying fonts than any other Web site offering fonts for sale.

PRODUCTS AND TECHNOLOGIES

In early 2000, Bitstream officially launched MyFonts.com, a showcase of the world’s fonts from one easy-to-use Web site.  Created by Bitstream and joined by some of the industry’s most influential font foundries, MyFonts.com provides one of the largest collections of fonts ever assembled.  It features new ways to find and purchase fonts on-line, and offers unique typographic resources and a forum for interacting with font experts.

As of the date of this filing, over 70 foundries, both large and small, participate as partners with MyFonts.com to offer their fonts for sale. This represents an aggregate collection of over 15,000 fonts.

Some of the key features of MyFonts.com include: (1) MyFonts Valet™ which enables users to browse and locate fonts using keywords a novice or expert can understand; (2) WhatTheFont™ which allows users to scan images of typefaces and upload them to MyFonts.com for identification; (3) TypeXplorer™ which allows users to adjust typographic measurements to find similar fonts based on user-defined criteria; (4) the ability to find fonts similar to a particular typeface design using the “Show me more like this…” feature; (5) test driving a font in your own text; (6) exploring the world of fonts with links to typographic resources available on the Web; and (7) the ability to interact with type experts and fellow-users on-line, ask questions, or join the on-line MyFonts Forum.

The mission of MyFonts.com is to make fonts accessible to everyone, which benefits both users and the font foundries.  Fonts have been an anomaly to the general computer user - difficult to find, purchase, and install, and often an unknown aspect of their desktop environment.  MyFonts.com hopes to endear fonts to all users, not just graphic arts professionals.

SALES & MARKETING

Marketing activities are carried out by a cross-functional team of four people drawn from all Bitstream divisions located at the Company’s headquarters in Cambridge, Massachusetts. Since its inception, marketing of MyFonts.com has been focused on recruiting participation from font foundries, making Web users aware of MyFonts.com and bringing them to the Web site.  During 2002, the Company intends to focus marketing efforts for MyFonts.com on increasing awareness of, and sales on, the site.  Marketing activities to increase awareness on the part of potential font buyers consists of a tradeshow presence in combination with efforts aimed at building Web links from search engines and other Internet sites. To complement this presence, the Company strives to further increase awareness by encouraging editorial coverage in relevant publications, through print and Internet advertising and also by seeking awards by submitting the site as a candidate.

Analysis of sales results suggests that most of MyFonts.com’s customers find the site by means of search engine queries. The Company has worked and continues to work vigorously to develop and improve its ranking on search engines.  In addition, the Company enters into referrer agreements with selected Internet sites that share a portion of revenue in return for referring new customers.

One of the most promising and innovative means of making access to MyFonts.com as easy as possible is by building in a connection to MyFonts.com from font managers.  By automating the often-troublesome font installation process, one significant barrier to new users is removed.  The first implementation of this approach was developed jointly between the Company and Corel Corporation in the form of an enhanced Bitstream Font Navigator released in November 2000.  This technology has subsequently been incorporated into Diamondsoft’s Font Reserve font manager. The Company plans to work with other developers of other font managers to implement this powerful technology more broadly.

Using the same technology that enables font managers to handle the purchasing and addition of fonts, MyFonts.com also provides back-end font searching and e-commerce facilities to other Web sites including www.bitstream.com. In 2002, the Company intends to further expand its participation in support of additional font-related Web sites.

CUSTOMERS

MyFonts.com licenses typefaces to end users worldwide through its e-commerce Web site.  No single MyFonts.com segment customer accounted for 10% or more of the Company’s revenue or that segment’s revenue for the years ended December 31, 2001 or 2000.  This segment began generating revenue during 2000 and thus had no customers during the year ended December 31, 1999.

RESEARCH AND DEVELOPMENT

The Company is committed to developing leading-edge technology for its MyFonts.com Web site to ensure that the site is the primary site to purchase fonts on the Web.  As of March 15, 2002, the Company employed two individuals and two consultants who focus on research and development activities relating to the technology incorporated into the MyFonts.com Web site.  Additional Bitstream personnel also assist in the research and development effort for the site including Bitstream’s Chief Technology Officer and internal font experts.

COMPETITION AND OTHER RISKS

MyFonts.com believes that it has no direct competitors who offer such a wide variety of fonts on one easy-to-use Web site aimed at people who have never previously purchased a font. However, there can be no assurance that consumers will prefer to use MyFonts.com over Web sites hosted by individual font foundries.  There also can be no assurances that MyFonts.com will succeed in hosting virtually all of the available digital fonts in the world. If there are critical omissions due to non-participation by key foundries, the value of the site as a one-stop shop will be reduced.  Even with the powerful search tools and the ability to find any font in one place, there is no assurance that additional sales of fonts will occur in sufficient numbers to justify the cost of operating MyFonts.com.

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

In the past few years, corporate marketing departments have quickly learned to take advantage of the Web as a new marketing medium.  These departments are becoming familiar with the Web’s qualities and new opportunities, such as how easy the Web is to update, the ability to generate web pages dynamically directly from corporate databases, and the potential for personalization.  The Web is becoming the first place that a potential customer goes to search for information and learn about a company and its offerings.  Web sites are, or will soon be, the primary information source for customers and potential customers.  Compared to the Web, traditionally produced print is slow, cumbersome, and expensive. In addition, the speed in which the Web is updated has made printed materials far more likely to be out dated and thrown away.

With today’s manual page layout and slow, expensive prepress stages, it is impossible to personalize printed pages the way one can with the Web. It is also not economically feasible with today’s offset presses to print less than 1,000 copies of any document, let alone a run of one, as would be required for personalization.  Today, companies have separate teams dedicated to print and Web publishing.  The only time that these teams interact is when they copy content by manually cutting and pasting between Web and print authoring tools and databases.  Each team publishes from its own database and each database must be independently updated.

Companies are realizing the increased customer loyalty and profits that result from treating customers as individuals.  Companies also are realizing that it is important to identify their most valuable customers and lavish attention on them in a personalized manner.  The heart of these systems is the maintenance of a unique profile of each customer.  Companies must leverage these profiles to drive the creation of personalized communications. Credit card companies, airlines, auto manufacturers, and computer manufacturers all have databases of their customers and their unique purchase profiles. Customer relationship management (“CRM”) software, working as a front-end to Pageflex’s software to create personalized marketing communications for customers, can enhance both customer loyalty and future revenues.

Marketing industry consultants Don Peppers and Martha Rogers have popularized the notion of marketing to an audience of one. To implement one-to-one communications, all marketing communications must be moved from a one-size-fits-all approach to a custom manufacturing model, where thousands of variations may be produced at low cost.  The market needs solutions to implement the one-to-one concept.

Pageflex software, together with high-speed color printers and digital presses, brings the concept of one-to-one marketing to fruition.  With or without the added complexity of one-to-one marketing, companies must create thousands of unique marketing documents to meet the needs of their distribution partners and to present all of their products and services.  The number of variations required can be computed by considering combinations of the following factors:

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

Pageflex also has actively pursued the Web-to-print market since the release of Mpower™ 2.0 in early 2000. Much of Pageflex’s current customer base uses Mpower in a transactional mode as part of an e-commerce solution. These customers provide customized marketing materials on-demand to corporations. Marketing managers, sales people, and franchise owners are just some of the types of users who choose marketing templates online, select images, type custom content into a Web form, review a PDF proof generated by Mpower and displayed in their Web browser, and then order the digital or offset printing of a customized marketing document. Web-to-print custom publishing systems streamline production processes, save money since marketing collateral can be designed once and then repurposed numerous times, and enable those who need marketing collateral to received printed documents in a matter of days instead of weeks. Fortune 1000 marketing departments are the target market for these Web-to-print services.

THE PAGEFLEX SOLUTION

The Company develops leading-edge technologies that it believes will revolutionize the publishing world and cause major corporations to rethink their marketing strategies. They are as follows:

•                  Mpower is an enterprise solution that allows companies to dynamically create customized business documents.  Driven by customer profile information entered into a Web form or database, Mpower selects custom text and graphics elements and assembles them into sophisticated business documents using flexible design templates.  Mpower creates GIF, JPEG, and PDF document previews and generates PostScript, PDF, and Personalized Print Markup Language (“PPML”) output.  Mpower also includes output drivers for select vendor-specific formats.

•                  Persona™ is a desktop application designed to produce personalized documents.  It is an easy to use product for getting started in variable printing, while offering powerful features not found in existing variable data solutions.  Persona projects easily migrate to Mpower.  Persona includes drivers for PPML and PostScript output.  Select vendor-specific drivers are available separately.

•                  .EDIT™ is an innovative new technology currently in development at Pageflex, which enables non-designers to create typographically-rich, layout-rich print documents from within a Web browser.  Pageflex has developed this technology in response to Web-to-print service providers that need the ability to offer more creative freedom to their customers than typical template-driven custom publishing workflows allow, but without incurring extra labor and longer production cycles. Within an automated publishing workflow, .EDIT makes a print document available for remote hands-on editing, styling, and content positioning changes. This rich desktop publishing feature set is presented in an easy-to-use interface right within the customer’s Web browser.

Variable data printing (“VDP”) changes the focus from marketing one product to thousands of customers to marketing many products to a selected group of customers or to an individual customer.  A merging of database information and digital imaging technology, VDP makes it possible for each printed page to be different from all the others.  Pageflex combines VDP capabilities with print-on-demand marketing, the ability to print flexible run lengths “just in time” for delivery, to create a complete on-demand marketing solution.  Companies have the ability to create customized materials for their customers and print them on an as-needed basis.  Not only does this improve the response rates of customers, but it also allows a company to maintain up-to-date, accurate information in its materials.  Writers, editors and graphic designers can customize their documents to contain interesting material for each reader while making sure that the latest product descriptions and updates are included with each new distribution.

As acceptance for one-to-one marketing and targeted audiences grows, the Company believes that its software products will become widely-used, necessary tools in the publishing industry.  Pageflex has the potential to become a de facto standard in VDP.  As this revolution in the way we view publishing evolves, Pageflex continues to develop its products’ print on demand capabilities in the marketplace.

Pageflex’s products and technologies have been designed to support existing technological standards. Pageflex is a founding member of Print On Demand Initiative (PODi), an alliance of key vendors and service providers working in the digital color printing market. PODi promotes a greater awareness about the applications and benefits of digital color printing through the publication of articles, independent research, industry seminars and special events. Membership in PODi is open to leading vendors and service providers involved in digital printing, database marketing and mail products. PODi’s focus and activities are set by its Board of Directors, which includes Adobe, CreoScitex, Electronics for Imaging (EFI), Hewlett-Packard, and Xerox.  Pageflex also participates in PODi’s Personal Printing Initiative (PPI).  The PPI is an industry initiative focused on understanding and quantifying the value of variable color digital printing as a means of improving customer acceptance and application.  The goal of the PPI is to eliminate some of the obstacles facing variable data users, thus accelerating market acceptance.

The PPI has completed and released the PPML standard.  This standard harmonizes the ten vendor-specific proprietary protocols currently used to drive digital presses at high speed.  All can be driven by PostScript, but only at low performance.  To drive the Indigo press at the high rated speed, for example, the front-end software must output Indigo’s proprietary “JLYT” format.  Whereas, to drive a Xerox

DocuColor 70 that uses a Scitex RIP, you must output Scitex’s VPS format.  The PPML standard is designed to eliminate these competing alternatives.  Many variable data providers initially developed applications that could drive only one specific proprietary format.  Pageflex’s software is unique in that since its inception it has sought to drive all brands of digital printers.  Pageflex’s neutral position has enabled it to play a central role within the PPI working group.  Currently most of the major digital press companies are adopting PPML as a preferred format.  Once PPML is implemented across the industry, front-end software (like Pageflex’s Mpower) will be able to send the same PPML file to any vendor’s output device.

Pageflex also is actively involved in the Extensible Stylesheet Language (XSL) working group of the World Wide Web Consortium (W3C).  The Company was invited onto the committee by the chair of that group based on years of experience developing style sheet languages.  XSL is one of the components of the W3C’s XML standards effort.  Dr. Jeffrey Caruso represents Pageflex and serves along with representatives from Adobe, Sun, IBM, Microsoft, and about 20 other prominent firms.  Dr. Caruso worked with Adobe to co-edit the print-oriented formatting part of the standard.  In October 2001 the World Wide Web Consortium released XSL 1.0 as a W3C Recommendation.

The XSL standard is of great strategic importance to Pageflex.  Pageflex’s underlying composition engine, NuDoc™, currently uses its own proprietary TSL style language.  The Company is working towards the goal of having NuDoc use XSL.  This will make Pageflex solutions completely based on open systems, using XML for content and XSL for form, and joining them together to create PDF, PostScript and other output standards.

PRODUCTS AND TECHNOLOGIES

The Company’s Pageflex products consist of: (1) Mpower, a solution that allows companies to dynamically create internet-driven customized documents that are targeted at a particular market segment or an individual reader; and (2) Persona, a desktop application designed to produce sophisticated, personalized documents in PDF or PostScript.  Both of these products are based upon the NuDoc XML-based document composition engine.

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

Mpower uses customer profile information about a recipient to control the selection of digital content, such as logos, imagery, illustrations and text for a document.  The customer profile information is stored in a database or collected from a Web form.  Typically a call center, the salespeople, or the recipients themselves complete these Web forms.  Mpower then uses intelligent, flexible templates to automatically assemble this personalized content into final documents for output.

Mpower is based on the principle of separating a document’s content from its form.  Content refers to raw information–text, images, and graphics.  Form refers to the design–how the page is laid out, what fonts are used, and how images are to be sized and positioned on the page.  Pageflex captures the form of a document by using a flexible, intelligent template that represents the original design of the page.  (Document designs originally developed in Quark Xpress, Adobe InDesign, Microsoft Word, or other applications can be imported into Mpower through the use of Pageflex plug-ins that enable third-party applications to export to Pageflex’s XML data format.) These flexible templates are then populated with images, text, and other content, customizing the page based on variable content (variables) that are created as part of a template.  These variables are attached to customer information stored in a database or collected from a web form, as well as meta tags used by a content management system. Pageflex uses these tags to deduce which images, text, or graphics should be selected for the customized document it is assembling.

By separating content and form and enabling them to be easily and intelligently recombined, Mpower lets users assemble pages on-the-fly, based on market profile or user preferences.  It empowers the user to capitalize on the customer information stored in their database, and to use that information to tailor a marketing message directly aimed at individual customers.  It also allows the user to repurpose their content–the text, images, and other digital files used to market their business–and make it work in far more productive ways.  Mpower redefines a document, from a static, single-purpose entity into a flexible, multi-purpose asset that the user can use again and again, with far greater results.

Mpower is an application layered on top of the Company’s NuDoc composition engine.  The Mpower application layer development began six years ago.  Approximately 30 engineering staff years have gone into its development.  The NuDoc engine has been under development as a separable engine with an API since 1990.  In 1990, its initial code base was taken from the composition engine for an advertising makeup application called Archetype Designer that had been under development since 1985.  Since 1990, approximately 60 staff years have been invested in NuDoc.  Prior to 1990, 60 staff years were invested in the development of the Archetype Designer.  Total investment in Mpower/NuDoc is approximately 150 staff-years.

In October 2001, Pageflex released Version 3.0 of Mpower. The new features reflect Pageflex’s ongoing commitment to providing a rich set of composition tools for variable publishing, and leading the evolution of the variable data market into the Web-to-print services arena. Mpower 3.0 also includes a number of usability and performance enhancements.  Mpower 3.0 utilizes Adobe’s® Portable Document Format Library for native output of PDF files and enabling users to place PDF files as static or variable objects within documents. Pageflex Mpower no longer requires a post-processing step to generate PDF files, which is still common for many applications today. Mpower 3.0 users benefit from increased speed in PDF output for print and Web previews, as well as the confidence that the PDF output is fully compliant to Adobe PDF specifications. By incorporating Adobe’s PDF Library, the Company believes that Pageflex continues to offer customers the most advanced capabilities in the variable print industry.

Mpower 3.0 also includes a variety of additional new features, usability improvements, and performance enhancements including:

•                  the ability to preview transactional jobs before they are incorporated into a Web site;

•                  advanced user-defined copyfitting rules,

•                  spot color and tint support,

•                  generic CMYK color matching of previews and bitmaps;

•                  XML-based project files, and

•                  enhanced output drivers

The Company believes that Mpower 3.0 defines the state-of the art for Web-to-print custom publishing software. By incorporating advanced copyfitting capabilities, the ability to place PDF objects, and enhanced color support, Mpower 3.0 also should appeal to marketing and advertising users who are developing one-to-one marketing campaigns.

Persona

Persona, a variable content publishing application, allows users to create sophisticated, personalized documents in PDF, PostScript, or PPML.  Persona is an easy-to-use desktop application for Windows, consisting of a subset of features from Mpower, Pageflex’s enterprise marketing-on-demand solution.  Built from open standards, Persona is the first variable content publishing solution to use XML as the intermediate data format between databases and the page composition process.  Like Mpower, Persona uses Pageflex’s advanced NuDoc page composition engine, offering precise control over the design of page templates while maintaining a strict separation of form and content.  Using an ODBC-compliant database as a customer profile data source, Persona users can create conditional rules that determine which content is chosen for a particular profile.  The content is then dynamically placed in the template to create the final document.

Persona users can build a document template from scratch by creating image containers, text containers, and other graphic elements using familiar GUI tools.  And because Persona incorporates a full composition engine, it offers the standard composition tools such as leading, kerning, justification, and hyphenation.  Persona shares Mpower’s “flex” capabilities, the ability to automatically adjust a container size based on the size or orientation of the content that flows into it.  In addition, surrounding containers move in concert to adjust with the change, maintaining the design integrity.

Other key features of Persona include:

•                                          Support for if/then/else variable content selection rules

•                                          Support for keyword queries of variable content with Pageflex Librarian

•                                          Previewing for each individualized record

•                                          PPML and object-based PostScript output

•                                          Quark and PageMaker documents can be ported via Adobe InDesign using Pageflex’s DesignOut plug-in

•                                          Optional output for CreoScitex VPS, Indigo JLYT, and Agfa IntelliCache

Pageflex released Persona 1.5 in January 2002. This release concentrated on output drivers and included a new PPML driver and enhancements to the existing VPS driver.

NuDoc

NuDoc is an advanced document composition engine based on the principle of separating form from content.  Leveraging object-oriented technology, NuDoc is a reusable building block for document processing applications.  NuDoc object classes provide an application programming interface (API) that supports the importing, editing, displaying, or printing of electronic documents.  One of the strengths of NuDoc is its ability to dynamically create layout intensive pages from separate content and style file imports. In NuDoc, a document object is made of style, content, and page layout sub-objects.  A style object contains rules that govern the form (or appearance) of the document.  Content elements such as words, images, movies, etc. are organized into a tagged tree structure that represents the logical organization of the information (sections, sub-sections, etc.).  The W3C’s extensible markup language (XML) is the default content data representation.  Styles are represented by a set of model objects.  NuDoc uses a new style file format called Template Style Language (TSL) to represent the model objects.  The TSL styles describe the colors, fonts, and geometric rules that govern how structured content is formatted into its visual appearance.  The TSL uses a flexible container metaphor to describe how to adjust the sizes and positions of text, images, and other containers to result in a well designed page.

SALES & MARKETING

The Pageflex sales and marketing organization, as of March 15, 2002, consisted of four people focused on maintaining and expanding its reseller and OEM relationships as well as completing a limited amount of direct sales.  The Company’s sales efforts are managed from its corporate headquarters in Cambridge, Massachusetts.  The Company also seeks to enhance its relationships with existing and potential customers through its three person training and technical support team that works with existing and potential customers, resellers, and strategic partners to support the sales process and to facilitate the implementation and use of the Company’s software products and technologies.

Marketing activities are carried out by a cross-functional team of four people drawn from all Bitstream divisions located at the Company’s headquarters in Cambridge, Massachusetts. In addition, the Company promotes its products through attendance and exhibition at major industry trade shows as part of booths sponsored by its strategic partners, including Electronics For Imaging, Xerox, HP, Indigo, Adobe and CreoScitex, and through its Web site, www.pageflexinc.com.  The principal objective of Pageflex’s marketing strategy is to continue to expand awareness of its on-demand marketing software products to Web-to-print providers, digital service and print providers, corporate direct marketing departments, design firms, advertising agencies, digital service and print providers, direct mail houses, corporations and end users.  As new opportunities arise the Company intends to evaluate other marketing approaches.

CUSTOMERS

The Company licenses its Pageflex products directly to Web-to-print providers, print service providers, major corporations and end users, and indirectly through resellers and strategic partners.  No single customer of the Pageflex business segment accounted for 10% or more of the total Company revenue for the year ended December 31, 2001, nor did any single Pageflex customer account for 10% or more of that segment’s revenue during the year.  For the year ended December 31, 2000 this segment generated license fees and royalty revenue under a long-term contract with Atex Media Solutions, Inc. (“Atex”) of $874,000, accounting for 10% of the Company’s revenue for the year ended December 31, 2000 and 32% of the Pageflex segment’s revenue for the same period.  During the year ended December 31, 2000 the Pageflex segment had revenues from two additional customers, which accounted for less than 10% each in total Company revenues but 16%, and 12%, respectively, of that segment’s revenue during the year.  The customer that accounted for 16% of the Pageflex segment’s revenues during the year ended December 31, 2000 was Xerox, who signed a development and distribution agreement with the Company during the fourth quarter of 2000.  The Pageflex segment had revenues from three customers during the year ended December 31, 1999, which accounted for less than 10% each in total Company revenues but 22%, 17%, and 17% respectively of that segment’s revenue during the year. The Company intends to continue to broaden its customer base through increased marketing efforts, by developing its latest strategic partnerships with Electronics for Imaging and Xerox Corporation, by developing relationships with additional resellers and partners in 2002, and by introducing new product offerings. Revenue by geographic area is included in Footnote 10 in the Notes to the financial statements enclosed herewith.

RESEARCH AND DEVELOPMENT

Pageflex is committed to advancing the Company’s on-demand marketing products and technologies.  As of March 15, 2002, the Company employed ten individuals who engage in research and development activities for its Pageflex business.  During 2001, Pageflex’s research and development activities resulted in two new major product offerings and several ancillary plug-ins (e.g. for importing documents from other layout programs and for producing charts dynamically). These items were all situated at select customer sites for beta testing during 2001 and early 2002. The Company expects to release each of these offerings during 2002. The two major new product offerings are:

Park Street (code name) - This Windows 2000 enterprise server technology has been developed to address the document customization and scalability demands of the Web-to-Print market. Park Street provides concurrent processing of custom document previews and output, queuing and load balancing across multiple job processing engines, and Web-based job status tracking.  Existing Mpower users will be able to migrate to Park Street when their server load reaches thousands of jobs an hour and/or consistent instances of concurrent processing requests.  Park Street is compatible with Pageflex Mpower projects.

.EDIT - The first Web browser-based design and editing technology that allows non-designers to create typographically-rich, layout-rich documents with nothing more than a browser and an Internet connection.  With .EDIT, companies can provide employees, dealers, and customers the ability to edit every aspect of highly-designed documents within a Web browser. Alternatively, marketing departments can control the look and feel of corporate documents, while permitting restricted modification of both content and style.  A .EDIT solution uses Java applets and JavaScript within client browsers, as well as a .EDIT server running Pageflex’s NuDoc composition engine. Users can edit documents using Internet Explorer or Netscape on Macintosh or Windows computers.  The .EDIT offering will complement Pageflex’s existing dynamic publishing technologies.

COMPETITION

Pageflex believes its products compete favorably based on a rich feature set, ease of use, stability and scalability.  In addition, the Persona application is a desktop tool that offers an easy upgrade path to the server-based solution, Mpower.  The Company believes that Park Street and EDIT will solidify Pageflex’s position as the industry-leading one-to-one marketing communications solution in the Web-to-print market space.

Pageflex Persona competes with variable data tools created by the various digital press vendors.  This market is focused on the creation of personalized documents requiring optimized output capabilities, most of which are vendor-specific today.  Pageflex products offer output to several of the digital presses on the market, as well as output of Personalized Print Markup Language (PPML).  As the PPML standard becomes more widely accepted, output to multiple vendor presses will be possible by all page creators.  Competitors include CreoScitex Darwin, Indigo Yours Truly, Barco VIP Designer, Xeikon PersonalizerX, Banta DesignMerge, and Atlas Printshop Mail.  Pageflex believes it competes favorably in this market due to the rich features and functionality of its products and its strong relationships with resellers, partners, and market influencers.

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

INTELLECTUAL PROPERTY

The Company relies on a combination of trade secret, copyright, patent, and trademark laws and contractual restrictions to establish and protect proprietary rights in its technology.  The Company has entered into confidentiality and invention assignment agreements with its employees, and when obtainable, enters into non-disclosure agreements with its suppliers, distributors and others so as to limit access to and disclosure of its proprietary information.  There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of the Company’s technologies or that the Company’s competitors will not independently develop non-infringing technologies that are substantially similar to or superior to the Company’s technology.  The laws of certain foreign countries in which the Company’s products are or may be developed, manufactured or licensed may not protect the Company’s products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of the Company’s technology and products more likely.  The Company believes that, because of the rapid pace of technological change in the software and electronic commerce markets, legal protection for its products will be a less significant factor in the Company’s future success than the knowledge, ability and experience of the Company’s employees, the frequency of product enhancements and the ability of the Company to satisfy its customers.

The Company’s policy is to apply for U.S. patents with respect to its technology and seek copyright registration of its technology and trademark registration of its marks from time to time when management determines that it is competitively advantageous and cost effective to do so.  The Company has been granted four patents by the United States Patent and Trademark Office, three of which are directed to certain aspects or applications of the Company’s TrueDoc technology and one of which is directed to the Company’s DocLock technology.  Additionally, the Company has sought foreign patent rights to certain aspects of its TrueDoc technology by filing foreign applications in several countries, which have already resulted in two patents from each of the United Kingdom and Canada.  Furthermore, multiple U.S. and PCT applications are pending on some of the Company’s newer technologies.  The Company is currently in the process of registering several trademarks and preparing a variety of patent applications relating to MyFonts.com and its Pageflex software.  Bitstream®, TrueDoc®, T2K® and Cyberbit® are federally registered trademarks of the Company.  All other trademarks, service marks or tradenames referred to in this Annual Report on Form 10-K are the property of their respective owners.

EMPLOYEES

As of March 15, 2002, the Company employed 55 persons, including 14 in sales and marketing, 27 in research and development, and 14 in general and administrative functions.  Of the Company’s 55 employees, 50 are full time and 5 are part time. The Company also retains consultants from time to time to assist it with particular projects for limited periods of time.  The Company believes that its future success will depend in part on its ability to attract, motivate and retain highly qualified personnel.  None of the Company’s employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers and their ages as of March 15, 2002 are as follows:

Name	Age	Position
Charles Ying	55	Chairman of the Board and Chief Executive Officer
Anna M. Chagnon	35	President, Chief Financial Officer, Chief Operating Officer and General Counsel
John S. Collins	62	Vice President and Chief Technology Officer
Sampo Kaasila	41	Vice President, Research and Development
Costas Kitsos	41	Vice President of Engineering
Sang Lee	39	Vice President of Sales and Marketing, Pageflex, Inc.

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

John S. Collins has been Vice President and Chief Technology Officer since August 1998.  From 1988 to August 1998, he served as Vice President of Engineering.  Mr. Collins was the inventor or a co-inventor of a number of the patents held by the Company relating to font imaging technology.  He is the principal inventor of the Company’s TrueDoc technology.  Mr. Collins holds a B.Sc. and a Ph.D. in Electrical Engineering from the University of London.

Sampo Kaasila has served as Vice President, Research and Development, of the Company since November 2001.  Mr. Kaasila serves as the principal architect of the Company’s Font Fusion and ThunderHawk products.  From November 1998, when Mr. Kaasila joined Bitstream upon the acquisition of Type Solutions, Inc., to November 2001, he served as Director of Research and Development, Type Solutions.  From August 1989 to November 1998, he was a founder and President of Type Solutions, Inc., a leading developer of font technologies including T2K™, a font renderer which provides an object oriented design, advanced architecture and algorithms, and a clean API resulting in maximum reliability, performance, and easy integration.  From August 1987 to August 1989, Mr. Kaasila worked at Apple Computer, Inc. and was the lead engineer and inventor of the True Type technology now part of every MacIntosh and Windows PC.  Mr. Kaasila holds a Masters degree in Electrical Engineering from the Royal Institute of Technology in Stockholm, Sweden where he graduated first in his class in January 1983.

Costas Kitsos has been Vice President of Engineering since November 1999.  Mr. Kitsos serves as principal architect of the Pageflex Mpower and Persona products, and is also the technical lead for the Company’s end user type application products.  From October 1998 to November 1999, he served as Director of Research and Development of the Company.  From November 1996 to October 1998, he was a Senior Software Engineer at the Company.  Mr. Kitsos is a veteran software developer with over ten years experience in type and publishing application development.  From May 1987 to November 1996, Mr. Kitsos headed IconWorks, which developed award winning type applications and offered consulting services on end user programs and graphical user interfaces.  He holds a Masters degree from the University of California, Los Angeles.

Sang Lee has been Vice President of Sales and Marketing of Pageflex since September 2000.  Mr. Lee joined Pageflex as Vice President of Business Development in February 2000.  From January 1998 to January 2000, Mr. Lee was a Director of Strategic Business Development of Adobe, where he was responsible for developing strategy to drive new products into expanded business segments.  From May 1997 to January 1998, Mr. Lee served as a director of Engineering for Adobe.  From September 1994 to October 1996, Mr. Lee was President and Chief Operating Officer of Harlequin, Incorporated, a globally distributed software development company focused on the areas of development tools, PostScript interpreter applications, data mining, and adaptive systems.

ITEM 2.  Properties

The Company’s corporate headquarters is located in Cambridge, Massachusetts where it currently leases approximately 27,500 square feet under a lease expiring in October 2003.  Management believes that these facilities are adequate for the Company’s current needs and that suitable additional space, should it be needed, will be available on commercially reasonable terms.

The Company also has operating leases for small engineering and sales offices in Plaistow, New Hampshire and Cheltenham, England, respectively.

ITEM 3.  Legal Proceedings

The Company is not a party to any material litigation.

ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

ITEM 5.  Market for Registrant’s Common Equity and Related Stockholder Matters

MARKET INFORMATION

The Class A Common Stock of the Company began trading publicly on the Nasdaq National Market tier of The Nasdaq Stock Market on October 30, 1996 under the symbol “BITS”.  Prior to October 30, 1996, there was no public market for Bitstream’s Class A Common Stock.  The following table sets forth the high and low closing sale prices of the Company’s Class A Common Stock as reported on the Nasdaq National Market for the periods commencing January 1, 2000 through December 31, 2001.  Such information reflects interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	2001		2000
	High	Low	High	Low
First Quarter	3.250	1.750	12.500	5.063
Second Quarter	3.550	1.540	12.125	4.750
Third Quarter	4.600	2.500	6.125	2.750
Fourth Quarter	6.930	2.300	3.500	1.969

As of March 15, 2002, the Company’s Class A Common Stock was held by approximately 100 holders of record and the Company believes that the Company’s Class A Common Stock was beneficially held by more than 500 holders.  The Company’s Class B Common Stock was not held by any holders of record.

DIVIDENDS

The Company has never declared or paid cash dividends on its capital stock.  The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends on its capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the years ended December 31, 2001, 2000, and 1999, the Company issued an aggregate of 499,117, 302,333, and 494,863 shares, respectively, of Class A Common Stock in connection with the exercise of vested options and warrants issued under the Company’s 1994 Stock Plan, 1996 Stock Plan, 1997 Stock Plan, and 2000 Stock Plan.  During the year ended December 31, 2000, the Company also issued 51,317 shares of Class A Common Stock in connection with the April 1997 acquisition of Archetype that had not previously been issued.  There were no unregistered securities sold by the Company during the three years ended December 31, 2001.  The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 promulgated thereunder, in that they were issued either pursuant to written compensatory benefits plans or pursuant to a written contract relating to compensation, as provided by Rule 701.  In addition, on October 25, 2001, the Company filed a Registration Statement on Form S-8 under the Securities Act of 1933, as amended, registering up to an aggregate of 1,000,000 shares of the Company’s Class A Common Stock, par value $0.01 per share, which may be issued upon exercise of stock options and warrants granted or which may be granted under the Company’s 2000 Stock Plan.

 ITEM 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below as of December 31, 2001, and 2000, and for the three years ended December 31, 2001, 2000 and 1999 have been derived from, and are qualified by reference to, the Company’s consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants, whose report thereon is included elsewhere in this Report.  The selected consolidated financial data presented below as of December 31, 1999, 1998, 1997, and for the two years ended December 31, 1998 and 1997 have been derived from, and are qualified by reference to, the Company’s audited financial statements, which are not included in this Report.  The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements of the Company and Notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report, and other financial data appearing elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA, (in thousands, except per share amounts).

	Years Ended December 31,
	2001	2000	1999	1998(3)	1997(2)
Operations:
Revenue	$7,968	$8,982	$8,921	$8,870	$13,102

(Loss) income before provision (benefit) for income taxes	(3,314)	(2,894)	(3,052)	3,609	(5,758)

Net (loss) income	(3,481)	(3,139)	(4,042)	2,834	(5,990)
Net (loss) income per share (1)
Basic	(0.43)	(0.41)	(0.56)	0.42	(0.95)
Diluted	(0.43)	(0.41)	(0.56)	0.38	(0.95)

Financial Position:
Cash and cash equivalents	5,716	7,149	9,037	14,252	6,364

Working capital	4,688	7,371	9,668	12,638	9,213

Total assets	8,839	12,107	14,603	20,711	17,009

Long-term obligations	—	—	—	27	54

Stockholders’ equity	6,996	10,049	12,742	16,275	12,683

_____________________

(1)          Calculated on the basis described in Note 2 of Notes to the Consolidated Financial Statements.

(2)          In April 1997, the Company acquired Archetype, Inc., and recorded an in-process research and    development charge of $4,930, as well as severance and other non-recurring compensation charges totaling $1,371.

(3)          In August 1998, the Company sold substantially all of the assets relating to its MediaBank and InterSep OPI product lines for approximately $11,430 in cash and recorded a gain on sale of assets of approximately $10,317.  The Company also recorded severance and other non-recurring compensation charges totaling $2,647.

 ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Bitstream Inc. (“Bitstream” or the “Company”), headquartered in Cambridge, Massachusetts, is composed of three separate and distinct businesses: (1) type and technology in which Bitstream develops and licenses font technology and custom font designs to manufacturers of Internet appliances, wireless devices, set-top boxes, embedded systems, printers, and personal digital assistants; (2) MyFonts.com, a showcase of the world’s fonts in one easy-to-use e-commerce web site operated by Bitstream’s wholly-owned subsidiary, MyFonts.com, Inc. (MyFonts.com”) which Bitstream established in December 1999; and (3) Pageflex, in which the Company’s wholly-owned subsidiary Pageflex, Inc. (“Pageflex”) develops, markets and supports on-demand document composition solutions which automatically produce customized one-to-one marketing collateral such as datasheets and brochures directly from XML text and graphics data stored in Web servers and/or databases.  Pageflex, Inc. was established by the Company in January 1999, as a wholly owned subsidiary for the purpose of developing on-demand marketing software.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain.  Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of the Company’s products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company’s filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company’s final Prospectus, dated October 30, 1996, included as part of the Company’s Registration Statement on Form S-1 (333-11519), in the section entitled “Risk Factors.” The forward-looking statements contained herein represent the Company’s judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements.  Management undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Certain prior year account balances have been reclassified to be consistent with the current year’s presentation.

The following table sets forth the percentage of revenue represented by certain items reflected in the Company’s Statements of Operations Data for the periods presented:

	Years Ended December 31,
	2001	2000	1999
Revenue
Software licenses	86.1%	81.7%	81.8%
Services	13.9	18.3	18.2
Total revenue	100.0	100.0	100.0

Cost of revenue
Software licenses	13.4	8.1	6.6
Services	4.5	7.4	11.0
Total cost of revenue	17.9	15.5	17.6

Gross profit	82.1	84.5	82.4
Operating expenses:
Marketing and selling	36.8	41.0	48.8
Research and development	63.3	53.7	55.2
General and administrative	23.3	27.0	18.8
Total operating expenses	123.4	121.7	122.8

Operating (loss) income	(41.3)	(37.2)	(40.4)
Other income (expense), net	(0.3)	5.0	6.2
Provision for income taxes	(2.1)	(2.7)	(11.1)
Net (loss) income	(43.7)%	(34.9)%	(45.3)%

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED

DECEMBER 31, 2000 (in thousands except percent amounts)

Consolidated Revenue:

	2001	% of Revenue	2000	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$6,859	86.1%	$7,341	81.7%	$(482)	(6.6)%
Services	1,109	13.9	1,641	18.3	(532)	(32.4)
Total revenue	$7,968	100.0%	$8,982	100.0%	$(1,014)	(11.3)%

The decrease in revenue for the year ended December 31, 2001 as compared to the year ended December 31, 2000 was due to decreases of $849 and $625 for the type and technology and Pageflex business segments, respectively, partially offset by an increase of $460 for the MyFonts.com business segment.  These segments are discussed in detail below.

Type and technology revenue:

	2001	% of Revenue	2000	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$4,886	91.4%	$5,820	93.9%	$(934)	(16.1)%
Services	462	8.6	377	6.1	85	(22.6)
Type and technology revenue	$5,348	100.0%	$6,197	100.0%	$(849)	(13.7% )
Percentage of total revenue	67.1%		69.0%

The decrease in type and technology revenue for the year ended December 31, 2001 versus the year ended December 31, 2000 was the result of a decrease in end user sales, including end user sales by Bitstream’s resellers of approximately $674, and a decrease in OEM revenue of approximately $175.  The decrease in retail revenue was primarily caused by decreases in corporate and consumer spending during 2001 because of concerns over the economy.  These same concerns caused OEM customers to ship less units and postpone deployment of new technologies that included our Font Fusion product.  Sales increased towards the end of the year and during the fourth quarter of 2001, the Company saw an increase in OEM license revenue of $440 or 53.7% as compared to the fourth quarter of 2000.

Pageflex revenue:

	2001	% of Revenue	2000	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$1,463	69.3%	$1,471	53.8%	$(8)	(0.5)%
Services	647	30.7	1,264	46.2	(617)	(48.8)%
Pageflex revenue	$2,110	100.0%	$2,735	100.0%	$(625)	(22.9)%
Percentage of total revenue	26.5%		30.4%

Pageflex revenue for the years ended December 31, 2001 and 2000 includes non-recurring engineering and license fees.  Revenue for the year ended December 31, 2001, excluding these transactions, which are discussed below, increased $565 or 39% from $1,460 for the year ended December 31, 2000 to $2,025 for the year ended December 31, 2001.  This increase was primarily the result of sales of the Company’s Mpower product and an increase in usage fees generated by an increased customer base for the Company’s products. Including the non-recurring engineering and license fees revenue from services decreased $617 or 48.8%.  The non-recurring fees for year ended December 31, 2001 were $85 in exclusivity fees related to the Company’s NuDoc™ OEM relationship with Atex Media Solutions, Inc. (“Atex”).  Included in Pageflex revenue for the year ended December 31, 2000 were non-recurring fees of $435 in service revenue from a software development and licensing agreement with Xerox Corporation as well as license revenue of $420 and service revenue of $419 from Atex.

MyFonts.com revenue:

	2001	% of Revenue	2000	% of Revenue	Change
Revenue					Dollars	Percent
Software licenses	$510	100.0%	$50	100.0%	$460	920.0%
Services	—	—	—	—	—	—
MyFonts.com revenue	$510	100.0%	$50	100.0%	$460	920.0%
Percentage of total revenue	6.4%		0.6%

MyFonts.com began selling through its Web site at the end of the first quarter of 2000.  The Company has excluded inter-company sales, which MyFonts.com generated from the resale of Bitstream fonts.  Total MyFonts.com revenue including revenue from inter-company sales was $702 and $96 for the years ended December 31, 2001 and 2000, respectively.

Consolidated Gross Profit:

			Change
	2001	2000	Dollars	Percent
Gross profit	$6,541	$7,589	$(1,048)	(13.8)%
Percentage of total revenue	82.1%	84.5%

The decrease in the gross profit for the year ended December 31, 2001 as compared to the year ended December 31, 2000 is primarily attributable to the decrease in revenue for those periods.  Cost of revenue increased $34 to $1,427 for the year ended December 31, 2001 from $1,393 for the year ended December 31, 2000.  Cost of services decreased $307 primarily because of the decrease in Pageflex’s service related revenue, while cost of license fees increased $341.  The increase in cost of license fee revenue was primarily due to the $361 increase in royalties paid by the Myfonts.com business segment for the year ended December 31, 2001.  Myfonts.com typically pays a royalty to third party foundries of 80% of the revenue generated.  This cost represents a higher percentage of revenue than that realized by the type and technology and Pageflex business segments resulting in a decrease in the gross margin percentage for the year ended December 31, 2001 as compared to the year ended December 31, 2000.

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

Consolidated Marketing and Selling:

			Change
	2001	2000	Dollars	Percent
Marketing and selling	$2,927	$3,680	$(753)	(20.5)%
Percentage of total revenue	36.8%	41.0%

The decrease in marketing and selling expenses in absolute dollars and as a percentage of revenue for the year ended December 31, 2001 as compared to the year ended December 31, 2000 reflects expense reductions in the Pageflex and the type and technology business segments of $701 or 34.1% and $100 or 6.2%, respectively, partially offset by an increase in marketing and selling expense of $48 or 300% for the Myfonts.com business segment.  The decrease in type and technology marketing expenses was primarily due to reductions in advertising and commission expense. The decrease in Pageflex expenses included reductions in employee related salary, benefits and travel expenses of $108, advertising and marketing expenses for tradeshows, product branding, and printing of $348, and professional fees and marketing consultant fees of $94.

Consolidated Research and Development (“R&D”):

			Change
	2001	2000	Dollars	Percent
Research and development	$5,044	$4,821	$223	4.6%
Percentage of total revenue	63.3%	53.7%

The increase in R&D expenses in absolute dollars and as a percentage of revenue for the year ended December 31, 2001 as compared to the year ended December 31, 2000 reflects increases in the type and technology and Myfonts.com business segments of $22 or 1.3% and $310 or 78.3%, respectively, partially offset by expense reductions of $109 or 4.1% at the Pageflex business segment.  The type and technology segment increase reflects reductions in engineering costs incurred on customer specific projects, which are charged to cost of revenue of $103, partially offset by a decrease in the outsourcing of engineering projects of approximately $80.  The decrease in R&D expense for Pageflex was primarily due to further decreases in the outsourcing of engineering projects and the absorption of those projects by current staff.  The increase in R&D expenses for the MyFonts.com segment is attributable to increases in internal engineering costs and the outsourcing of engineering costs for continued development of the MyFonts.com Web site.

Consolidated General and Administrative (“G&A”):

			Change
	2001	2000	Dollars	Percent
General and administrative	$1,857	$2,432	$(575)	(23.6)%
Percentage of total revenue	23.3%	27.0%

The decrease in G&A expenses in dollars and as a percentage of revenues for the year ended December 31, 2001 versus the year ended December 31, 2000 is primarily due to decreases in bad debt reserves of $809. Bad debt expense for the type and technology segment decreased $320 from $323 to $3.  Bad debt expense for the Pageflex segment decreased $489 from $260 for the year ended December 31, 2000 to a net recovery of $(229) for the year ended December 31, 2001.  The decrease in bad debt expense was partially offset by increases in professional service fees and facilities costs of $154 and $104, respectively.

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

Income (loss) on investment in DiamondSoft, Inc.:

In March 1998 the Company made a $500 equity investment in DiamondSoft, Inc. (“DiamondSoft”) representing a 25% ownership interest.  During the year ended December 31, 2001 the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream’s ownership percentage to 31.7% at December 31, 2001.  DiamondSoft is a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets.  The Company’s pro rata share of DiamondSoft’s loss was $(260) for the year ended December 31, 2001 versus $(13) for the year ended December 31, 2000.

Interest income, net:

Interest income consists primarily of income earned on cash and money market instruments.

Provision for income taxes:

The Company recorded a tax provision of $167 for the year ended December 31, 2001, which includes $13 in various state minimum taxes and $154 in foreign income taxes.  The Company recorded a tax provision of $245 for the year ended December 31, 2000, which included $23 in various state minimum taxes and $222 in foreign income taxes.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED

DECEMBER 31, 1999 (in thousands, except percent amounts)

Consolidated Revenue:

	2000	% of Revenue	1999	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$7,341	81.7%	$7,299	81.8%	$42	0.6%
Services	1,641	18.3	1,622	18.2	19	1.2%
Total revenue	$8,982	100.0%	$8,921	100.0%	$61	0.7%

The increase in revenue for the year ended December 31, 2000 as compared to the year ended December 31, 1999 was due to increases of $10, $50, and $1 from the type and technology, MyFonts.com, and Pageflex business segments, respectively. These segments are discussed in more detail below.

Type and technology revenue:

	2000	% of Revenue	1999	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$5,820	93.9%	$5,427	87.7%	$393	7.2%
Services	377	6.1	760	12.3	(383)	(50.4)%
Type and technology revenue	$6,197	100.0%	$6,187	100.0%	$10	0.2%
Percentage of total revenue	69.0%		69.3%

The increase in type and technology license revenue for the year ended December 31, 2000 versus the year ended December 31, 1999 was the result of an increase in OEM revenue of $438 or 11% partially offset by decreases in end user revenues of $40.  The increase in OEM revenues is primarily attributable to an increase in technology license revenue, including license revenue for Font Fusion.  The decrease in end user revenues was primarily caused by a decrease in sales from the Company’s US office of $102 partially offset by an increase in revenues from the UK office of $62.  Service revenue decreased for the year ended December 31, 2000 as compared to the year ended December 31, 1999 due to significant non-recurring service revenues generated from designing the “Euro” currency typeface into specific customer fonts during 1999.

Pageflex revenue:

	2000	% of Revenue	1999	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$1,471	53.8%	$1,872	68.5%	$(401)	(21.4)%
Services	1,264	46.2	862	31.5	402	46.6%
Pageflex revenue	$2,735	100.0%	$2,734	100.0%	$1	0.1%
Percentage of total revenue	30.4%		30.7%

Software license revenues for the Pageflex segment include revenue from several large contracts during both 2000 and 1999.  Revenue for 2000, excluding these transactions, which are discussed below, increased $335 or 31% from $1,090 during the year ended December 31, 1999 to $1,425 for the year ended December 31, 2000.  The year ended December 31, 2000 included $435 in service revenue from a software development and licensing agreement with Xerox Corporation as well as license revenue of $420 and service revenue of $419 from an existing long-term contract with Atex Media Solutions, Inc. (“Atex”).  Revenues for the year ended December 31, 1999 included $688 of license fees and $356 in service revenue from Atex and $600 from a one-time license agreement with Inso Providence Corporation.

MyFonts.com revenue:

	2000	% of Revenue	1999	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$50	100.0%	$—	—	$50	NA
Services	—	—	—	—	—	NA
MyFonts.com revenue	$50	100.0%	$—	—	$50	NA
Percentage of total revenue	0.6%	—

MyFonts.com began selling through its web site at the end of the first quarter of 2000 and has experiences double-digit monthly growth since its inception.  The Company has excluded inter-company sales from the MyFonts.com revenue it generated from the resale of Bitstream fonts.  Total MyFonts.com revenue including revenue from the resale of Bitstream fonts was $96.

Consolidated Gross Profit:

	2000	1999	Change
			Dollars	Percent
Gross profit	$7,589	$7,351	$238	3.2%
Percentage of total revenue	84.5%	82.4%

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

Consolidated Marketing and Selling:

	2000	1999	Change
			Dollars	Percent
Marketing and selling	$3,680	$4,353	$(673)	(15.5)%
Percentage of total revenue	41.0%	48.8%

The decrease in marketing and selling expenses in dollars and as a percentage of revenues for the year ended December 31, 2000 as compared to the year ended December 31, 1999 reflects expense reductions in the Pageflex and the type and technology business segments.  The Company reduced Pageflex business expenses through a reduction of public relations firm consulting expenses by $75, print and production of new product collateral and advertising expenses by $75, trade show related expenses by $50, and other marketing program expenses by $220.  The type and technology business segment reduction includes print and production of new product collateral and advertising, and other marketing program expenses of $40 and $56, respectively.  The Company’s 1999 expenses reflected an increase in spending on new branding, Company logos, packaging and marketing not required during 2000.

Consolidated Research and Development (“R&D”):

	2000	1999	Change
			Dollars	Percent
Research and development	$4,821	$4,928	$(107)	(2.2)%
Percentage of total revenue	53.7%	55.2%

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

Consolidated General and Administrative (“G&A”):

	2000	1999	Change
			Dollars	Percent
General and administrative	$2,432	$1,673	$759	45.4%
Percentage of total revenue	27.1%	18.8%

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

Income (loss) on investment in DiamondSoft, Inc.:

The Company made a $500 equity investment in DiamondSoft, Inc. representing a 25% ownership interest.  DiamondSoft, Inc. is a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets.  The Company’s pro rata share of DiamondSoft’s income (loss) was $(13) for the year ended December 31, 2000 versus $18 for the year ended December 31, 1999.

Interest income, net:

Other income consists primarily of interest income earned on cash and money market instruments.

Provision for income taxes:

The Company recorded a tax provision of $245 for the year ended December 31, 2000, which included $23 in various state minimum taxes and $222 in foreign income taxes.  The Company recorded a tax provision of $990 for the year ended December 31, 1999, of which $868 was a valuation reserve for the deferred tax assets recorded during 1995 and 1996, and $126 was foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations and cash received from the sale of the Company’s MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998.  As of December 31, 2001, the Company had net working capital of $4,688 versus $7,371 at December 31, 2000.

The Company’s operating activities used cash of approximately $1,069 during the year ended December 31, 2001 as compared to using cash totaling $1,631 during the year ended December 31, 2000.  The cash used during the years ended December 31, 2001 and 2000 was primarily due to the net losses from the Pageflex and MyFonts.com businesses, partially offset by the income from the type and technology business.  This net loss adjusted for non-cash expenses resulted in a use of $2,294 and $2,102 in cash during the years ended December 31, 2001 and December 31, 2000, respectively.  During the year ended December 31, 2001, the Company generated cash by collecting accounts receivable and decreasing outstanding receivables by $1,364 and receiving $139 more in cash than it recognized in deferred revenue. The Company also used $168 and $161 in cash to pay down accounts payable and accrued expenses, respectively.  During the year ended December 31, 2000 the Company used $90 in cash to pay down accounts payable, generated $148 in cash by collecting accounts receivable, generated $99 in cash by decreasing various prepaid expenses, and generated $282 in cash by increasing accrued expenses and deferred revenue.

The Company’s investing activities used cash of approximately $763 during the year ended December 31, 2001 as compared to using $626 during the year ended December 31, 2000.  Purchases of property and equipment used $210 and $322 in cash for the years ended December 31, 2001 and 2000, respectively.  During the year ended December 31, 2001 the Company increased its investment in DiamondSoft, Inc. by $410.  During the year ended December 31, 2000 the Company deposited $300 into a money market account at Wells Fargo Bank, which is securing a $300 line of credit granted by the bank to DiamondSoft.  This $300 is presented on the Company’s consolidated balance sheet as restricted cash.  See footnote 3 in the Footnotes to the Company’s Consolidated Financial Statements included herewith, for more information.

The Company’s financing activities provided cash of $399 during the year ended December 31, 2001 as compared to $369 during the year ended December 31, 2000.  The cash provided during both of these years primarily resulted from the exercise of stock options.

The Company believes its current cash and cash equivalent balances will be sufficient to meet the Company’s operating and capital requirements for at least the next 12 months.  There can be no assurance, however, that the Company will not require additional financing in the future.  If the Company were required to obtain additional financing in the future, there can be no assurance that sources of capital will be available on terms favorable to the Company, if at all.

As of December 31, 2001, the Company had no material commitments for capital expenditures.  From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company’s business.  Any such transactions consummated may use a portion of the Company’s working capital or require the issuance of equity or debt.

As of December 31, 2001, the Company had future minimum annual lease payments under the Company's leased facilities of $401 and $301 for the years ended December 31, 2002 and 2003, respectively.

In November 1996, the Company completed an initial public offering (“IPO”) of 2,415,000 shares of its Class A Common Stock. Net proceeds from the IPO were approximately $12.2 million, of which approximately $1.5 million was used to repay outstanding indebtedness.

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements in Item 14 of this Annual Report on Form 10-K, beginning on page F-6. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as modified by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The Company derives revenues from software product licenses, professional consulting, and support and maintenance services. Licenses and royalty revenues are recognized when persuasive evidence of an agreement exists, the product has been delivered, the Company has no remaining significant obligations with regard to implementation, the fee is fixed or determinable, and collection of the fee is probable.

Licensing fees and royalty revenues include: (1) payments paid by OEM and ISV customers for text imaging and page layout technologies; (2) direct and indirect sales of software publishing applications for the creation, enhancement, management, transport, viewing and printing of electronic information; (3) direct sales of custom and other type products to end users such as graphic artists, desktop publishers and corporations; and (4) sales of type products to foreign customers primarily through distributors.  Certain OEM and ISV customers pay royalties only upon the sublicensing of the Company’s products to end users. Royalties due from these OEM and ISV customers are recognized when such sublicenses are reported to the Company by the OEM or ISV customer.

Revenue under multiple-element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with SOP 98-9.  The Company uses the residual method when vendor-specific objective evidence of fair value does not exist for one of the delivered elements of the arrangement.  Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized.  The Company has established sufficient vendor-specific objective evidence for the value of its consulting, training, and other services, based on the price charged when these elements are sold separately.  Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with consulting, training or other services.

Professional services include custom design and development and training.  The Company recognizes professional services revenue under software development contracts as services are provided for per diem contracts or by using the percentage-of-completion method of accounting for long-term fixed price contracts.  Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become probable.  The Company recognizes revenue from support and maintenance agreements ratably over the term of the agreement.

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

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, if there are no significant post delivery obligations and if collection is probable. Revenue from maintenance contracts is recognized pro rata over the term of the maintenance contract.  Revenue on certain long-term development contracts is recognized using the percentage-of-completion method, as the services are performed.  Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become probable.  Revenue related to extended payment programs is recognized when payment becomes due to the Company.

Deferred revenue includes unearned software maintenance revenue, certain prepaid royalties and advance billings under software development contracts.

Cost of revenue from software licenses consists primarily of royalties paid to third party developers and foundries whose products the Company sells, and cost to distribute the product, including the cost of the media on which it is delivered.  Cost of revenue from services consists primarily of costs associated with consulting and custom product development services.

The Company generally warrants that its products will function substantially in accordance with documentation provided to customers for approximately 90 days following initial delivery.  As of December 31, 2001, the Company had not incurred any significant expenses related to warranty claims.

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of, the Company currently reviews its long-lived assets (which include intangible assets and property and equipment) for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable.  The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset or subsidiary.  Management believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets was impaired. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our consolidated financial statements.

In 2002, Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” became effective and as a result, the Company will cease to amortize approximately $727,000 of unamortized goodwill. The Company had recorded approximately $469,000 of amortization during 2001 and would have recorded approximately $379,000 of amortization during 2002. The Company will also cease to amortize recorded goodwill related to its investment in DiamondSoft, Inc., equal to its percentage of DiamondSoft, Inc.'s net assets, which would have been approximately $134,000 for 2002. In lieu of amortization, the Company is required to perform an initial impairment review of our goodwill in 2002 and an annual impairment review thereafter. The Company expects to complete our initial review during the first quarter of 2002. The Company currently does not expect to record an impairment charge upon completion of the initial impairment review. However, there can be no assurance that at the time the review is completed a material impairment charge will not be recorded.

Accounts receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the Company’s review of their current credit information.  The Company continuously monitors collections and payments from our customers and maintains a provision for estimated credit losses based on a percentage of accounts receivable, our historical experience and any specific customer collection issues that we have identified.  While such credit losses have historically been within expectations and appropriate reserves have been established, we cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past.  The Company has recorded allowance for doubtful accounts of $53,000 and $663,000 as of December 31, 2001 and 2000, respectively.

Income taxes

As part of the process of preparing consolidated financial statements the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations.  Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. The Company has fully reserved against its tax asset by recording valuation allowances of $10,100,000 and $8,770,000 as of December 31, 2001 and 2000, respectively.  The valuation allowance is due to uncertainties related to the Company’s ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable.  The determination of the valuation allowance requires the Company to make estimates, which the Company cannot guarantee will prove to be accurate.

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

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These statements establish new standards for accounting for business combinations, goodwill, and intangible assets.  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001 and changes the criteria to recognize intangible assets apart from goodwill.  The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.  SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets (which required that goodwill and intangible assets be amortized over a life not to exceed 40 years), and carries forward its provisions related to internally developed intangible assets without the FASB’s reconsideration.  Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise.  Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  An indefinite-lived intangible asset is required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which SFAS No. 142 does not impose a limit.  Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement.  The Company has adopted Statement 141, which did not have a material impact on the Company’s financial position or results of operations.  The Company will adopt SFAS No. 142 on January 1, 2002.  Under SFAS No. 142, all goodwill amortization will cease effective January 1, 2002, which otherwise would have approximated $513,000 for the year ended.  Material amounts of recorded goodwill attributable to each reporting unit will be tested for impairment.  Amortization of goodwill during the years ended December 31, 2001 and 2000 was $583,000 and $469,000, respectively.  Management has undertaken to begin the initial impairment testing as of January 1, 2002, and believes that the fair value of its reporting units will be greater than the carrying values for those units and thus does not believe an impairment charge will be recognized as a result of the initial test.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement provides guidance on recognizing and measuring impairment for long-lived assets excluding certain long-lived assets, such as goodwill, non-amortized intangible assets and deferred tax assets. This statement is effective for the Company in the first quarter of its fiscal year ending December 2002. Management is currently evaluating the impact that this statement will have on the Company’s financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS,

AND DERIVATIVE COMMODITY INSTRUMENTS

As of December 31, 2001, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.  The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the year ended December 31, 2001.  Currently, the Company does not engage in foreign currency hedging activities.

ITEM 8.  Financial Statements and Supplementary Data

The index to Financial Statements appears on page F-1, the Independent Auditors’ Report appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-26.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Certain information required by Part III is omitted from this Report in that the Company will file a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference.  Only those sections of the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2002 that specifically address the items set forth herein are incorporated by reference.  Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2002.

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this Item concerning directors is incorporated by reference to the section entitled “Proposal No. 1 - Election of Directors - Nominees for Directors” in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2002 and which will be filed with the Securities and Exchange Commission on or before April 30, 2002.  The information concerning the executive officers of the Company required by this Item is contained in the “Executive Officers of the Registrant” section of Item 1 hereof and is incorporated by reference in this Part III.

There is incorporated herein by reference to the discussion under “Principal and Management Stockholders - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2002 the information with respect to any delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. Executive Compensation

Information required by this Item is incorporated herein by reference to the information appearing in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2002 under the heading “Executive Compensation.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

Information required by this Item is incorporated herein by reference to the information appearing in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2002 under the heading “Principal and Management Stockholders.”

ITEM 13. Certain Relationships and Related Transactions

Information required by this Item, if any, is incorporated herein by reference to the information appearing in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 21, 2002 under the heading “Certain Relationships and Related Transactions”.

Part IV

ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. Financial Statements.

(a)     The following documents are included as part of this report:

(1)   Financial Statements

Report of Independent Public Accountants

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)   Financial Statement Schedules

NONE

(3)   Exhibits.

Certain of the exhibits listed hereunder have been previously filed with the Commission as exhibits to certain registration statements and periodic reports as indicated in the footnotes below and are incorporated herein by reference pursuant to Rule 411 promulgated under the Securities Act and Rule 24 of the Commission’s Rules of Practice. The location of each document so incorporated by reference is indicated in parenthesis.

3	Certificate of Incorporation and Bylaws
3.1.1

Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

3.1.2

Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.2.1	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

3.2.2	By-law Amendments adopted by the Board of Directors of the Company on November 6, 1998 (incorporated by reference to Exhibit 2 to the Company’s current report on Form 8-K filed on November 16, 1998).

4	Instruments Defining the Rights of Security Holders
4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

4.2

Rights Agreement dated as of November 12, 1998 between the Company and BankBoston N.A., as Rights Agent, which includes: as Exhibit A thereto, the form of Certificate of Designation of Series A Junior Participating, Preferred Stock of the Company; as Exhibit B thereto, the Form of Right Certificate; and as Exhibit C thereto, the summary of Rights to Purchase Preferred Shares. (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed on November 16, 1998).

10	Material Contracts
10.1	1996 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

10.2	1994 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

10.3

Agreement and Plan of Recapitalization dated October 28, 1994 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

10.4

Lease between Athenaeum Group and the Company dated March 17, 1992 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

10.4.1

First Amendment to Lease between Athenaeum Group and the Company dated September 7, 1993 (incorporated by reference to Exhibit 10.4.1 to the Company’s Registration Statement filed on Form S-1, Registration No. 333-11519, on September 6, 1996).

10.4.2

Second Amendment to Lease between Athenaeum Group and the Company dated July 13, 1994 (incorporated by reference to Exhibit 10.4.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

10.4.3

Third Amendment to Lease between Athenaeum Group and the Company dated July 15, 1996 (incorporated by reference to Exhibit 10.4.3 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

10.4.4

Fourth Amendment to Lease between Athenaeum Property LLC and the Company dated March 3, 1997 (incorporated by reference to Exhibit 10.4.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.4.5

Fifth Amendment to Lease between Athenaeum Property LLC and the Company dated April 15, 1997 (incorporated by reference to Exhibit 10.4.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.4.6

Sixth Amendment to Lease between Athenaeum Property LLC and the Company dated June 6, 1997 (incorporated by reference to Exhibit 10.4.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).

10.4.7

Seventh Amendment to Lease between Athenaeum Property LLC and the Company dated October 1, 1998 (incorporated by reference to Exhibit 10.4.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.5

Form of Indemnification Agreement between the Company, its directors and certain of its officers (incorporated by reference to Exhibit 10.9 to Pre-effective Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on October 15, 1996).

10.6

Agreement and Plan of Merger dated as of March 27, 1997 among the Company, Archetype Acquisition Corporation and Archetype, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.7	1997 Stock Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.8

Asset Purchase Agreement among the Company, Archetype, Inc., Inso Corporation and Inso Providence Corporation dated August 28, 1998 (incorporated by reference to Exhibit 99(a) to the Company’s Form 8-K filed on September 14, 1998).

10.9	Bitstream, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.10	Pageflex, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.11	MyFonts.com, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

21	Subsidiaries of Registrant
*21.1	Subsidiaries of the Registrant

23	Consents
*23.1	Consent of Independent Public Accountants

99	Additional Exhibits
*99.1	Letter to Commission Pursuant to Temporary Note 3T

* Filed herewith.

(b)   REPORTS ON FORM 8-K

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on this 28th day of March, 2002.

BITSTREAM INC.

By :	/s/ Charles Ying
Charles Ying
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Charles Ying	Chairman of the Board, Director and Chief	March 28, 2002
Charles Ying	Executive Officer (Principal Executive Officer)

/s/ Anna M. Chagnon	President, Chief Financial Officer, Chief	March 28, 2002
Anna M. Chagnon	Operating Officer, Treasurer and Secretary
(Principal Financial Officer)

/s/ James P. Dore	Controller (Principal Accounting Officer)	March 28, 2002
James P. Dore

/s/ Amos Kaminski	Director	March 28, 2002
Amos Kaminski

/s/ David G. Lubrano	Director	March 28, 2002
David G. Lubrano

/s/ George B. Beitzel	Director	March 28, 2002
George B. Beitzel

/s/ Michael Lang	Director	March 28, 2002
Michael Lang

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Bitstream Inc.:

We have audited the accompanying consolidated balance sheets of Bitstream Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and comprehensive net loss and cash flows for each of the three years in the period then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bitstream Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Boston, Massachusetts

February 13, 2002

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	December 31,
ASSETS	2001	2000
Current assets:
Cash and cash equivalents	$5,716	$7,149
Accounts receivable, net of allowance of $53 and $663 at December 31, 2001 and 2000, respectively	679	2,043
Prepaid expenses and other current assets	122	198
Total current assets	6,517	9,390

Property and equipment, net	473	636
Other assets:
Restricted cash (Note 3)	300	300
Goodwill, net of amortization of $1,618 and $1,149 in 2001 and 2000, respectively	727	1,196
Investment in DiamondSoft, Inc. (Note 3)	599	449
Other	223	136
Total other assets	1,849	2,081

Total assets	$8,839	$12,107

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$93	$261
Accrued expenses	1,126	1,287
Current portion of deferred revenue	610	471
Total current liabilities	1,829	2,019

Long-term deferred revenue	14	39
Total liabilities	1,843	2,058

Commitments (Note 6)
Stockholders’ equity :
Common stock, $.01 par value Authorized - 30,500 shares Issued and outstanding - 8,428 and 7,903 as of December 31, 2001 and 2000, respectively	84	79
Additional paid-in capital	32,383	31,960
Accumulated deficit	(25,111)	(21,630)
Treasury stock, at cost; 126 shares as of December 31, 2001 and 2000	(360)	(360)
Total stockholders’ equity	6,996	10,049

Total liabilities and stockholders’ equity	$8,839	$12,107

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	Years Ended December 31,
	2001	2000	1999
Revenue
Software licenses	$6,859	$7,341	$7,299
Services	1,109	1,641	1,622
Total revenue	7,968	8,982	8,921

Cost of revenue
Software licenses	1,071	730	590
Services	356	663	980
Cost of revenue	1,427	1,393	1,570

Gross profit	6,541	7,589	7,351
Operating expenses:
Marketing and selling	2,927	3,680	4,353
Research and development	5,044	4,821	4,928
General and administrative	1,857	2,432	1,673

Total operating expenses	9,828	10,933	10,954

Operating loss	(3,287)	(3,344)	(3,603)

(Loss) gain on investment in DiamondSoft, Inc. (Note 3)	(260)	(13)	18
Interest income, net	233	463	533

Loss before provision for income taxes	(3,314)	(2,894)	(3,052)

Provision for income taxes	167	245	990

Net loss	$(3,481)	$(3,139)	$(4,042)

Net loss per share:
Basic and diluted	$(0.43)	$(0.41)	$(0.56)

Weighted average shares outstanding:
Basic and diluted	8,069	7,738	7,261

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE NET LOSS

(IN THOUSANDS)

	Common Stock $.01 Par Value		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stock- holders’ Equity	Comprehensive Net (Loss)
	Number of Shares	$			Number of Shares	Cost
BALANCE, DECEMBER 31, 1998	7,055	$70	$30,714	$(14,449)	39	$(60)	$16,275	—
Exercise of stock options and warrants	495	5	478	—	—	—	483	—
Compensation expense related to options	—	—	26	—	—	—	26	—
Net loss	—	—	—	(4,042)	—	—	(4,042)	(4,042)
Comprehensive net loss for the year ended December 31, 1999	—	—	—	—	—	—	—	$(4,042)
BALANCE, DECEMBER 31, 1999	7,550	$75	$31,218	$(18,491)	39	$(60)	$12,742	—
Exercise of stock options and warrants	302	3	468	—	—	—	471	—
Issuance of common stock	51	1	(1)	—	—	—	—	—
Advance received for stock option excercise	—	—	225	—	—	—	225	—
Compensation expense related to options	—	—	50	—	—	—	50	—
Treasury stock acquired	—	—	—	—	87	(300)	(300)	—
Net loss	—	—	—	(3,139)	—	—	(3,139)	(3,139)
Comprehensive net loss for the year ended December 31, 2000	—	—	—	—	—	—	—	$(3,139)
BALANCE, DECEMBER 31, 2000	7,903	$79	$31,960	$(21,630)	126	$(360)	$10,049	—
Exercise of stock options and warrants	525	5	394	—	—	—	399	—
Compensation expense related to options	—	—	29	—	—	—	29	—
Net loss	—	—	—	(3,481)	—	—	(3,481)	(3,481)
Comprehensive net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	$(3,481)
BALANCE, DECEMBER 31, 2001	8,428	$84	$32,383	$(25,111)	126	$(360)	$6,996	—

 The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
CASH FLOWS FROM OPERATING ACTIVITIES:	2001	2000	1999
Net loss	$(3,481)	$(3,139)	$(4,042)
Adjustments to reconcile net loss to net cashused in operating activities:
Depreciation	373	449	481
Amortization	525	525	521
Compensation on grant of stock options	29	50	26
Loss (gain) on investment in DiamondSoft, Inc. (Note 3)	260	13	(18)
Deferred tax assets	—	—	868
Changes in current assets and liabilities, net of acquisitions:
Accounts receivable	1,364	148	(689)
Prepaid expenses and other current assets	76	99	92
Accounts payable	(168)	(90)	182
Accrued expenses	(161)	161	(1,787)
Deferred revenue	139	121	(798)
Change in other long-term liabilities	(25)	32	(19)
Net cash used in operating activities	(1,069)	(1,631)	(5,183)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment,net	(210)	(322)	(505)
Investment in DiamondSoft, Inc. (Note 3)	(410)	—	—
(Increase) decrease in other assets	(143)	(4)	17
Restricted cash	—	(300)	—
Net cash used in investing activities	(763)	(626)	(488)
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on long-term capital lease obligations	—	(27)	(27)
Purchase of treasury stock	—	(300)	—
Advance from shareholder for stock option exercise	—	225	—
Proceeds from the exercise of stock options/warrants	399	471	483
Net cash provided by financing activities	399	369	456

Net Decrease in Cash and Cash Equivalents	(1,433)	(1,888)	(5,215)
Cash and Cash Equivalents, beginning of year	7,149	9,037	14,252
Cash and Cash Equivalents, end of year	$5,716	$7,149	$9,037

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$2	$5
Cash paid for income taxes	$235	$167	$712

The accompanying notes are an integral part of these consolidated financial statements.

 BITSTREAM INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)   Operations and Significant Accounting Policies

Bitstream Inc. and subsidiaries (the “Company”) develop and market software products and technologies to enhance the creation, transport, viewing and printing of electronic documents.

Bitstream Inc. (“Bitstream” or the “Company”), headquartered in Cambridge, Massachusetts, is composed of three separate and distinct businesses: (1) type and technology in which Bitstream develops and licenses font technology and custom font designs to manufacturers of Internet appliances, wireless devices, set-top boxes, embedded systems, printers, and personal digital assistants; (2) MyFonts.com, a showcase of the world’s fonts in one easy-to-use e-commerce web site operated by Bitstream’s wholly-owned subsidiary, MyFonts.com, Inc. (“MyFonts.com”) which Bitstream established in December 1999; and (3) Pageflex, in which the Company’s wholly-owned subsidiary Pageflex, Inc. (“Pageflex”) develops, markets and supports on-demand document composition solutions which automatically produce customized one-to-one marketing collateral such as datasheets and brochures directly from XML text and graphics data stored in Web servers and/or databases.  Pageflex, Inc. was established by the Company in January 1999, as a wholly owned subsidiary for the purpose of developing on-demand marketing software.

The Company is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. The Company has also experienced net losses and as of December 31, 2001 has a net accumulated deficit of $25.1 million.

The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes.  The preparation of the accompanying consolidated financial statements required the use of certain estimates by management in determining the Company’s assets, liabilities, revenues and expenses.  Actual results may differ from these estimates.

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

(b)  Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as modified by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.  The Company derives revenues from software product licenses, professional consulting, and support and maintenance services.  Licenses and royalty revenues are recognized when persuasive evidence of an agreement exists, the product has been delivered, the Company has no remaining significant obligations with regard to implementation, the fee is fixed or determinable, and collection of the fee is probable.

Licensing fees and royalty revenues include: (1) payments paid by Original Equipment Manufacturers ("OEMs") and Independant Software Vendors ("ISVs") customers for text imaging and page layout technologies; (2) direct and indirect sales of software publishing applications for the creation, enhancement, management, transport, viewing and printing of electronic information; (3) direct sales of custom and other type products to end users such as graphic artists, desktop publishers and corporations; and (4) sales of type products to foreign customers primarily through distributors.  Certain OEM and ISV customers pay royalties only upon the sublicensing of the Compvany’s products to end users.  Royalties due from these OEM and ISV customers are recognized when such sublicenses are reported to the Company by the OEM or ISV customer.

Revenue under multiple-element arrangements, which may include several different software products and services sold together, is allocated to each element based on the residual method in accordance with SOP 98-9. The Company uses the residual method when vendor-specific objective evidence of fair value does not exist for one of the delivered elements of the arrangement. Under the residual method, the fair value of the undelivered elements is deferred and subsequently recognized. The Company has established sufficient vendor-specific objective evidence for the value of its consulting, training, and other services, based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with consulting, training or other services.

Professional services include custom design and development and training.  The Company recognizes professional services revenue under software development contracts as services are provided for per diem contracts or by using the percentage-of-completion method of accounting for long-term fixed price contracts.  Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become probable.  The Company recognizes revenue from support and maintenance agreements ratably over the term of the agreement.

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

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, if there are no significant post delivery obligations and if collection is probable. Revenue from maintenance contracts is recognized pro rata over the term of the maintenance contract.  Revenue on certain long-term development contracts is recognized using the percentage-of-completion method, as the services are performed.  Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become probable.  Revenue related to extended payment programs is recognized when payment becomes due to the Company.

Deferred revenue includes unearned software maintenance revenue, certain prepaid royalties and advance billings under software development contracts.

Costs of revenue from software licenses consists primarily of royalties paid to third party developers and foundries whose products the Company sells, and costs to distribute the product, including the cost of the media on which it is delivered.  Cost of revenue from services consists primarily of costs associated with consulting and custom product development services.

The Company generally warrants that its products will function substantially in accordance with documentation provided to customers for approximately 90 days following initial delivery.  As of December 31, 2001, the Company had not incurred any significant expenses related to warranty claims.

(c)  Research and Development Expenses

The Company has evaluated the establishment of technological feasibility of its products in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed.  The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs.  The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and consequently, the amounts that could be capitalized are not material to the Company’s financial position or results of operations.  Therefore, the Company has charged all of such costs to research and development in the period incurred.

(d)  Stock-Based Compensation

SFAS No. 123, Accounting for Stock-Based Compensation, permits a company to choose either a new fair value-based method prescribed by SFAS No. 123 or Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which prescribes an intrinsic value-based method of accounting for its employee stock based compensation arrangements.  The Company elected to continue to account for its employee stock-based compensation plans utilizing the provisions of APB Opinion No. 25 and the disclosure only option under SFAS No. 123, which requires disclosure of pro forma information regarding net loss and net loss per share based on fair value accounting for stock based compensation plans.  This pro forma disclosure is presented in Note 7.

(e)  Cash and Cash Equivalents

As of December 31, 2001, cash and cash equivalents included bank deposits and money market instruments.  The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and records such investments at cost, which approximates market value.

(f)  Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following (in thousands):

	December 31,
	2001	2000
Equipment and computer software	$2,413	$2,069
Purchased software	351	347
Equipment under capital lease	—	167
Furniture and fixtures	372	366
Leasehold improvements	659	659
	3,795	3,608

Less – Accumulated depreciation and amortization	3,322	2,972
Property and equipment, net	$473	$636

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment and computer software	3 Years
Purchased software	3 Years
Equipment under capital lease	Life of lease
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

(g)  Derivative Financial Instruments

In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities.  It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value.  This statement, as amended by SFAS No. 137 and SFAS No. 138, is effective for fiscal years ending December 31, 2001 and thereafter.  The Company has adopted SFAS No. 133 as amended, which did not have a material impact on the Company’s financial position or results of operations.

(h)  Fair Value of Financial Instruments

SFAS No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of an estimate of the fair value of certain financial instruments.  The Company’s financial instruments consist of cash equivalents, accounts receivable, restricted cash, accounts payable and capital leases.  The estimated fair value of these financial instruments approximates their carrying value at December 31, 2001 and 2000 due to the short-term nature of these instruments.

(i)  Foreign Currency Translation

The Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar, and accordingly, their financial information is translated into U.S. dollars using exchange rates in effect at period end for monetary assets and liabilities, historical rates for nonmonetary assets and liabilities and average exchange rates during each reporting period for the results of operations.  Gains (losses) resulting from translation of foreign subsidiary financial statements, as well as transaction gains (losses), are charged to operations.

(j)  Postretirement Benefits

The Company has no obligations under SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, as it does not currently offer such benefits.

(k)  Off-Balance Sheet Risk and Concentration of Credit Risk

SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance sheet and credit risk concentrations.  Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.  The Company places a majority of its cash investments in one highly-rated financial institution.  The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area.  Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company’s accounts receivable.  At December 31, 2001, two customers accounted for 18% and 17% of the Company’s accounts receivable.  The Company does not have any off-balance sheet risks as of December 31, 2001.  At December 31, 2000, one customer accounted for 18% of the Company’s accounts receivable.  For the year ended December 31, 2001, no single customer accounted for 10% or greater of the Company’s revenues.  For the year ended December 31, 2000, one customer accounted for 10% of the Company’s revenue.  For the year ended December 31, 1999, one customer accounted for 12% of the Company’s revenue.

(l)  Goodwill

Goodwill is stated at cost, less accumulated amortization, and consists of the following (in thousands):

	December 31,
	2001	2000
Acquisition of Mainstream Software Solutions Ltd..	$450	$450
Acquisition of Type Solutions, Inc.	595	595
Acquisition of Alaras Corporation.	1,300	1,300
	2,345	2,345
Less – Accumulated amortization	1,618	1,149
	$727	$1,196

Goodwill is amortized on a straight-line basis over the estimated useful life of five years. (See Note 1 (p))

(m)  Impairment of Long-Lived Assets

In accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of, the Company currently reviews its long-lived assets (which include intangible assets and property and equipment) for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable.  The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset or subsidiary.  Management believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets was impaired. (See Note 1 (p))

(n)  Comprehensive Loss

 SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive (loss) income and its components in a full set of general purpose financial statements.  The Company’s comprehensive loss is equal to the Company’s net loss for all periods presented.

(o)  Reclassifications

Certain prior year account balances have been reclassified to be consistent with the current year’s presentation.

(p)  Recently Issued Accounting Standards

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

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. These statements establish new standards for accounting for business combinations, goodwill, and intangible assets.  SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001 and changes the criteria to recognize intangible assets apart from goodwill.  The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001.  SFAS No. 142 supersedes APB Opinion No. 17, Intangible Assets (which required that goodwill and intangible assets be amortized over a life not to exceed 40 years), and carries forward its provisions related to internally developed intangible assets without the FASB’s reconsideration.  Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise.  Goodwill is required to be tested for impairment between the annual tests if an event occurs or circumstances change that more-likely-than-not reduce the fair value of a reporting unit below its carrying value.  An indefinite-lived intangible asset is required to be tested for impairment between the annual tests if an event occurs or circumstances change indicating that the asset might be impaired.  Separable intangible assets that have finite lives will continue to be amortized over their useful lives, for which SFAS No. 142 does not impose a limit.  Any required goodwill impairment charges would be presented as a separate line item within the operating section of the income statement.  The Company has adopted SFAS No. 141, which did not have a material impact on the Company’s financial position or results of operations.

The Company will adopt SFAS No. 142 on January 1, 2002.  Under SFAS No. 142, all goodwill amortization will cease effective January 1, 2002, which otherwise would have approximated $513,000 for the year ended December 31, 2002.  Material amounts of recorded goodwill attributable to each reporting unit will be tested for impairment.  Amortization of goodwill during the years ended December 31, 2001 and 2000 was $583,000 and $469,000, respectively.  Management has undertaken to begin the initial impairment testing as of January 1, 2002, and believes that the fair value of its reporting units will be greater than the carrying values for those units and thus does not believe an impairment charge will be recognized as a result of the initial test.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. This statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and APB No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction. This statement provides guidance on recognizing and measuring impairment for long-lived assets excluding certain long-lived assets, such as goodwill, non-amortized intangible assets and deferred tax assets. This statement is effective for the Company in the first quarter of its fiscal year ending December 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on our financial position or results of operations.

(2)   Loss Per Share (in thousands)

In accordance with SFAS No. 128, Earnings Per Share, basic loss per share was determined by dividing net loss by the weighted average shares of common stock outstanding during the year. Diluted loss per share reflect dilution from potentially dilutive securities, primarily stock options, based on the treasury stock method. In computing diluted loss per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the potential common stock equivalents would be antidilutive.  Diluted net loss per share for each of the three years ended December 31, 2001 are the same as basic net loss per share as the inclusion of the potential common stock equivalents would be antidilutive.

If the Company had been in a profitable position, the potential common shares would have increased the weighted average shares outstanding by 1,198, 1,819 and 855 shares for the years ended December 31, 2001, 2000, and 1999, respectively.  In addition, there were warrants and options to purchase 112, 123 and 339 shares for the years ended December 31, 2001, 2000 and 1999, respectively that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company’s common stock.  These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(3)   Investment (in thousands, except percentages)

On March 13, 1998, the Company made a $500 equity investment in DiamondSoft, Inc. (“DiamondSoft”), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets.  This equity investment represents a 25% ownership interest and is accounted for under the equity method.  During the year ended December 31, 2001 the Company made additional investments totaling $410 in DiamondSoft, Inc., resulting in an increase in Bitstream ownership percentage to 31.7% at December 31, 2001. Income (losses) for the years ended December 31, 2001, 2000 and 1999 related to the Company’s investment in DiamondSoft totaled approximately $(260), $(13) and $18, respectively, and are included in the accompanying 2001, 2000 and 1999 consolidated statements of operations.

The Company has recorded goodwill related to this investment equal to its percentage of DiamondSoft’s net assets, and is currently amortizing this goodwill over five years.  The Company will cease to record goodwill amortization as of January 1, 2002 under SFAS No. 142.  (See Note 1(p))

On June 19, 2000, the Company deposited $300 into a money market account at Wells Fargo Bank, which is securing a $300 line of credit granted DiamondSoft by the bank.  This $300 is presented on the Company’s consolidated balance sheet as restricted cash.

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

A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying consolidated statements of operations as a percentage of pre-tax income is as follows:

	Years Ended December 31,
	2001	2000	1999
Computed expected federal tax benefit	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(6.0)	(6.0)	(6.0)
Foreign income/losses	0.4	4.5	—
Foreign taxes, including withholding taxes	4.6	(2.4)	4.0
Nondeductible goodwill amortization	4.6	13.2	15.4
Change in valuation allowance	35.4	33.2	53.0

Provision for income taxes per accompanying consolidated statement of operations	5.0%	8.5%	32.4%

The following is a summary of the components of the provision for income taxes (in thousands):

	Year Ended December 31,
	2001	2000	1999
Current:
Federal	$—	$—	$—
State	13	23	(3)
Foreign	154	222	125
	167	245	122

Deferred:
Federal	—	—	868
State	—	—	—
Foreign	—	—	—
Total	$167	$245	$990

The significant items composing the deferred tax asset are as follows (in thousands):

	December 31,
	2001	2000
Net operating loss carryforwards	$6,003	$4,520
Tax credit carryforwards	2,793	2,889
Other temporary differences	1,304	1,361
Gross deferred tax asset	10,100	8,770
Valuation allowance	(10,100)	(8,770)
Net deferred tax asset	$—	$—

The following is a summary of foreign and domestic pretax (loss) income (in thousands):

	Years Ended December 31,
	2001	2000	1999
Foreign	$(210)	$129	$122
Domestic	(3,104)	(3,023)	(3,174)
Total pretax loss	$(3,314)	(2,894)	$(3,052)

At December 31, 2001, the Company has available federal and state net operating loss (“NOLs”) carryforwards for income tax purposes and federal and state tax credit carryforwards to reduce future federal income taxes, if any. Utilization of these NOLs is subject to certain annual limitations in accordance with certain tax laws and regulations. These net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and expire as follows (in thousands):

December 31,
	Credit	NOLs
	($000)	($000)
2002	$192	$—
2003	250	—
2004	265	—
2005	101	—
2006	366	—
2007	113	488
2008	311	1,403
2009	164	1,130
2010	124	—
2011	111	—
2012	109	1,067
2018	540	—
2019	147	3,960
2020	—	3,080
2021	—	3,879
	$2,793	$15,007

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

The Company has established a valuation allowance against its deferred tax asset to the extent that it believes it is more likely than not these assets will not be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income and the volatility of the industry in which it operates.  As of December 31, 2001 the Company has fully reserved its deferred tax asset primarily due to losses in each of the last three years.

(5)   Accrued Expenses

Accrued expenses consist of the following:	December 31,
	2001	2000
	(in thousands)
Accrued royalties	$226	$210
Payroll and other compensation	510	648
Accrued professional and consulting services	197	169
Other	193	260
Total	$1,126	$1,287

(6)   Operating Leases

The Company conducts its operations in leased facilities and is obligated to pay monthly rent plus real estate taxes and certain operating expenses through October 1, 2003. Rent expense charged to operations for the years ended December 31, 2001, 2000 and 1999 was approximately $730,000, $515,000, and $587,000, respectively.  The Company subleased approximately 4,700 square feet of its leased facilities to a third party for a two year period commencing on January 15, 1999 for $79,900 per annum, which was netted against rent expense in 2000 and 1999.

The future minimum annual lease payments as of December 31, 2001 under the Company’s leased facilities, is as follows:

Year	Amount
(in thousands)
2002	$401
2003	301
$702

(7)   Stockholders’ Equity, (number of shares in thousands)

(a) General

The Company has the following authorized capital: 30,500 shares of Common Stock, $0.01 par value, (30,000 of which are shares of Class A Common Stock and 500 of which are shares of Class B Common Stock), and 6,000 shares of preferred stock, $0.01 par value.  Class A Common stockholders have voting rights.  Class A Common stockholders have the option, at any time, to convert any or all shares of Class A Common Stock held into an equal number of shares of Class B Common Stock.  The Class B Common Stock has rights similar to Class A Common Stock, except Class B Common Shares are nonvoting. The Class B Common stockholders have the option to convert any or all shares of Class B Common Stock held into an equal number of shares of Class A Common Stock, to the extent such stockholder and its affiliates shall be permitted to own, control or have the power to vote such Class A Common Stock under any law, rule or regulation at the time applicable to such stockholder or its affiliates.  All outstanding shares of Common Stock as of December 31, 2001 and 2000 represent Class A Common Stock

(b) Stock Option Plans

 On December 7, 1992, the Company adopted the 1993 Nonqualified Stock Option Plan (the “1993 Plan”), under which the Company is authorized to grant options to purchase shares of Class A Common Stock.  Options outstanding under the 1993 Plan as of December 31, 2001 are exercisable immediately, expire no later than 10 years from the date of grant and were granted at no less than the fair market value on the date of grant, as determined by the Board of Directors.  In 2001, 2000 and 1999, the Company had not granted, and does not intend to grant, any additional options under the 1993 Plan.

On November 21, 1994, the Board of Directors approved the 1994 Stock Plan (the “1994 Plan”) under which the Company is authorized to grant incentive stock options and nonqualified stock options (including warrants) to purchase up to 1,833 shares of Class A Common Stock.  Incentive stock options granted under the 1994 Plan must be granted at no less than fair market value of the shares at the date of grant, expire no later than 10 years from the date of grant and vest over periods of up to three years.  As of December 31, 2001, the Company had available for issuance stock options to purchase 135 shares of Class A Common Stock pursuant to the 1994 Plan.

On May 1, 1996, the Board of Directors adopted the 1996 Stock Plan (the “1996 Plan”) under which the Company is authorized to grant incentive stock options and nonqualified stock options to purchase shares of Class A Common Stock.  Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant.  In addition, the 1996 Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company.  A total of 775 shares of Class A Common Stock have been reserved for issuance under the 1996 Plan. As of December 31, 2001, the Company had 30 stock options available for issuance to purchase shares of Class A Common Stock pursuant to the 1996 Plan.

On March 10, 1997, the Board of Directors adopted the 1997 Stock Plan (the “1997 Plan”) under which the Company is authorized to grant warrants, incentive stock options and nonqualified stock options to purchase shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant.  In addition, the 1997 Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company.  A total of 1,391 shares of Class A Common Stock have been reserved for issuance under the 1997 Plan.  As of December 31, 2001, the Company had available for issuance, stock options to purchase 289 shares of Class A Common Stock pursuant to the 1997 Plan.

On February 11, 2000, the Board of Directors adopted the 2000 Stock Plan (the “2000 Plan”) under which the Company is authorized to grant warrants, incentive stock options and nonqualified stock options to purchase up to 1,000 shares of Class A Common Stock.  Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 2000 Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company.  As of December 31, 2001, the Company had available for issuance, stock options to purchase 144 shares of Class A Common Stock pursuant to the 2000 Plan.

On February 11, 2000, the Board of Directors also adopted the Pageflex, Inc. and MyFonts.com, Inc. 2000 Stock Plans.  Under these Plans, the Company is authorized to grant warrants, incentive stock options  and nonqualified stock options to purchase up to 3,000 shares of Common Stock in each of these two subsidiaries. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 2000 Stock Plans provide that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the subsidiary or a change in control of the subsidiary. As of December 31, 2001, the Company had available for issuance, stock options to purchase 1,415 and 1,277 shares of Pageflex, Inc. and MyFonts.com, Inc. Common Stock, respectively, pursuant to the 2000 Stock Plans.

Stock option activity under all Bitstream, Inc. stock plans for the years ended December 31, 2001, 2000 and 1999 is as follows:

	Number of Shares	Exercise Price Range			Weighted Average Exercise Price
Outstanding, December 31, 1998	2,446	$0.90	—	$84.38	$1.98
Exercised	(407)	0.90	—	84.38	0.99
Canceled	(164)	0.90	—	2.00	4.26
Granted	742	1.34	—	2.03	1.64

Outstanding, December 31, 1999	2,617	0.90	—		1.89
Exercised	(227)	0.90	—	4.94	1.66
Canceled	(99)	0.90	—	84.38	4.70
Granted	527	2.03	—	8.81	2.80

Outstanding, December 31, 2000	2,818	0.90	—	84.38	1.98
Exercised	(318)	0.90	—	2.50	1.38
Canceled	(185)	1.34	—	84.38	3.59
Granted	423	2.70		3.96	3.88

Outstanding, December 31, 2001	2,738	$0.90	—	$11.25	$2.23

Exercisable, December 31, 2001	1,785	$0.90	—	$11.25	$1.84

Exercisable, December 31, 2000	1,467	$0.90	—	$84.38	$1.92

Exercisable, December 31, 1999	1,176	$0.90	—	$84.38	$2.03

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Weighted Average Remaining Contractual Life in Years	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 0.90 — $ 1.38	3.71	299	$0.99	293	$0.98
1.50 — 2.70	7.05	1,959	1.89	1,441	1.86
3.00 — 3.96	8.78	409	3.91	3	3.00
4.56 — 5.75	5.44	33	4.96	32	4.95
8.81 — 11.25	7.32	38	9.08	16	9.46
$ 0.90 — $11.25	6.93	2,738	$2.23	1,785	$1.84

During 2000, the Company issued options to purchase 7 shares of common stock to non-employee consultants in exchange for services.  The Company recorded these transactions at fair value, which was $12,732 for the year ended December 31, 2000.  The compensation expense is recorded over the three year vesting period and is subject to variable accounting treatment prior to vesting, whereby the Company remeasures the fair value of the options at the end of each reporting period.  Compensation expense related to these options was $29,186 and $7,809 for the years ended December 31, 2001 and 2000, respectively.

(c)  Warrants,

In 1997, the Company issued warrants under the 1994 Plan for the purchase of 150 shares of Class A Common Stock at $0.90 - $4.94 per share, which vest in annual increments over a three-year period, to several members of the Company’s management team and Board of Directors and an affiliate to the Board of Directors.  The Company recognized compensation expense associated with the warrants over the three- year vesting period ending in the year ended December 31, 2000.  During 2000 and 1999, the Company recognized $9,000 and $26,000 in compensation expense related to these warrants.

Warrant activity for the three years ended December 31, 2001 is as follows :

Stock Class

	Number of Shares Purchasable

		Number of Warrants Exercisable

			Weighted Exercise Price Range

				Average Exercise Price

Outstanding, December 31, 1998	512	472	$0.90 — $111.15	$5.00
Exercised	(90)		0.90	0.90
Canceled	(18)		3.00	3.00

Outstanding, December 31, 1999	404	385	0.90 — 111.15	5.99
Exercised	(74)		0.90 — 3.50	1.26
Canceled	(10)		3.00 — 84.38	5.97

Outstanding, December 31, 2000	320	320	0.90 — 111.15	7.31
Exercised	(181)		0.90	0.90
Canceled	(2)		0.90 — 111.15	100.88
Outstanding, December 31, 2001	137	137	$3.00 — 78.75	$14.53

Range of Exercise Prices	Weighted Average Remaining Contractual Life in Years	Warrants Outstanding and Exercisable
		Number	Weighted Average Exercise Price
$3.00 — $3.00	3.83	3	$3.00
4.94 — 4.94	5.19	60	4.94
22.50 — 22.50	0.88	73	22.50
78.75 — 78.75	0.10	1	78.75
$3.00 — $78.75	2.83	137	$14.53

(d) Stock-Based Compensation

The Company accounts for its employee stock plans using the intrinsic value method.  The following table sets forth the pro forma amounts of net loss and net loss per share that would have resulted if the Company accounted for its employee stock plans under the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation”:

	Years Ended December 31,
	2001	2000	1999
	(in thousands, except per share amounts)
Net loss:
As reported	$(3,481)	$(3,139)	$(4,042)
Pro forma	$(4,669)	$(4,306)	$(5,385)

Basic and diluted net loss per share:
As reported	$(0.43)	$(0.41)	$(0.56)
Pro forma	$(0.58)	$(0.56)	$(0.74)

For purposes of computing pro forma net loss, the Company estimates the fair value of all option or warrant grants granted to employees as of December 31, 2001 using the Black Scholes option pricing model prescribed by SFAS No. 123.  The total value of the options granted to employees during the years ended December 31, 2001, 2000, and 1999 was computed as $1,483,000, $1,443,000 and $1,160,000 respectively.  The pro forma compensation expense on all options and warrants granted as of December 31, 2001 and for the years ended December 31, 2001, 2000 and 1999 was computed as $1,188,000, $1,167,000 and $1,343,000, respectively.  The total pro forma compensation expense to be amortized and recognized over remaining option vesting periods during future years was computed as $2,278,000.

Assumptions used and weighted average information are as follows:

	Years Ended December 31,
	2001	2000	1999
Risk-free interest rates	4.7% to 5.3%	5.00% to 5.6%	5.64% to 6.50%
Expected dividend yield	—	—	—
Expected lives	10 Years	10 Years	10 Years
Expected volatility	97.6%	140.6%	120.6%
Weighted average exercise price	$2.82	$2.88	$1.64
Weighted average remaining contractual life of options outstanding	6.73	6.80	7.82
Weighted average fair value per Share of options granted	$3.50	$2.74	$1.56

(8)   Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company may, but is not obligated to, match a portion of the employee’s contribution up to a defined maximum. The Company contributed $144,000, $150,000 and $112,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

(9)   Segment Reporting

The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company’s chief decision-maker, as defined under SFAS No. 131, is the Chief Executive Officer.  The Company has determined it has three reportable segments as of December 31, 2001: (i) a type and technology segment; (ii) an Pageflex segment and (iii) an e-commerce initiative for selling fonts over the Internet.

The Company’s reportable segments are strategic business units that sell the Company’s products through distinct distribution channels. They are managed separately as each business requires different marketing strategies.  The Company’s approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.  The e-commerce segment’s revenues include revenue from products it purchases from the type and technology segment.  The inter-segment revenues created by these transactions have been eliminated from the e-commerce segmented revenue below, as well as from the Company’s consolidated financial statements.  The Company evaluates performance based on profit or loss from operations before income taxes, not including non-recurring gains and losses.

The following tables sets forth the Company’s statement of operations by segment with additional disclosures as required by SFAS No. 131 (in thousands):

	Year Ended December 31, 2001
	Type and Technology	MyFonts.com	Pageflex	Combined
Revenue
Software licenses	$4,886	$510	$1,463	$6,859
Services	462	—	647	1,109
Revenue from external customers	5,348	510	2,110	7,968
Cost of revenues
Software licenses	516	395	160	1,071
Services	204	—	152	356
Cost of revenues	720	395	312	1,427
Gross profit	4,628	115	1,798	6,541
Operating expenses:
Marketing and selling	1,507	64	1,356	2,927
Research and development	1,776	706	2,562	5,044
General and administrative	980	69	808	1,857
Total operating expenses	4,263	839	4,726	9,828
Income (loss) from operations	$365	$(724)	$(2,928)	$(3,287)
Supplemental segment disclosures:
Depreciation and amortization expense	$464	$28	$406	$898
Expenditures for long-lived assets	$159	$8	$43	$210

	Year Ended December 31, 2000
	Type and Technology	MyFonts.com	Pageflex	Combined
Revenue
Software licenses	$5,820	$50	$1,471	$7,341
Services	377	—	1,264	1,641
Revenue from external customers	6,197	50	2,735	8,982
Cost of revenues
Software licenses	627	34	69	730
Services	252	—	411	663
Cost of revenues	879	34	480	1,393
Gross profit	5,318	16	2,255	7,589
Operating expenses:
Selling and marketing	1,607	16	2,057	3,680
Research and development	1,754	396	2,671	4,821
General and administrative	1,048	36	1,348	2,432
Total operating expenses	4,409	448	6,076	10,933
Income (loss) from operations	$909	$(432)	$(3,821)	$(3,344)
Supplemental segment disclosures:
Depreciation and amortization expense	$525	$25	$424	$974
Expenditures for long-lived assets	$154	$52	$116	$322

	Year Ended December 31, 1999
	Type and Technology	MyFonts.com	Pageflex	Combined
Revenue
Software licenses	$5,427	$—	$1,872	$7,299
Services	760	—	862	1,622
Revenue from external customers	6,187	—	2,734	8,921
Cost of revenues
Software licenses	485	—	105	590
Services	691	—	289	980
Cost of revenues	1,176	—	394	1,570
Gross profit	5,011	—	2,340	7,351

Operating expenses:
Selling and marketing	2,080	—	2,273	4,353
Research and development	1,706	292	2,930	4,928
General and administrative	537	—	1,136	1,673

Total operating expenses	4,323	292	6,339	10,954

Income (loss) from operations	$688	$(292)	$(3,999)	$(3,603)
Supplemental segment disclosures:
Depreciation and amortization expense	$620	$4	$378	$1,002
Expenditures for long-lived assets	$189	$57	$259	$505

The following tables set forth the Company’s supplemental balance sheet information by segment

	As Of December 31, 2001
	Type and Technology	MyFonts.com	Pageflex	Combined
	(In thousands)
ASSETS
Current assets	$5,795	$29	$693	$6,517
Property and equipment, net	315	41	117	473
Receivable from subsidiaries	12,850	—	—	12,850
Other assets	1,309	14	526	1,849
Total assets	$20,269	$84	$1,336	21,689
Consolidating elimination entry: inter-company receivables				(12,850)
Total consolidated assets				$8,839
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$1,067	$61	$701	$1,829
Long-term liabilities	8		6	14
Payable to parent company		1,470	11,380	12,850

Total liabilities	1,075	1,531	12,087	14,693

Stockholders’ equity (deficit:)	19,194	(1,447)	(10,751)	6,996

Total liabilities and stockholders’equity	$20,269	$84	$1,336	21,689
Consolidating elimination entry: inter-company receivables				(12,850)
				$8,839

	As Of December 31, 2000
	Type and Technology	MyFonts.com	Pageflex	Combined
	(In thousands)
ASSETS
Current assets	$8,246	$21	$1,123	$9,390
Property and equipment, net	359	65	212	636
Receivable from subsidiaries	9,986	—	—	9,986
Other assets	1,270	16	795	2,081
Total assets	$19,861	$102	$2,130	22,093
Consolidating elimination entry: inter-company receivables				(9,986)
Total consolidated assets				$12,107
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$1,237	$30	$752	$2,019
Long-term liabilities	30	—	9	39
Payable to parent company	—	795	9,191	9,986

Total liabilities	1,267	825	9,952	12,044

Stockholders’ equity (deficit:)	18,594	(723)	(7,822)	10,049

Total liabilities and stockholders’ equity	$19,861	$102	$2,130	22,093
Consolidating elimination entry: inter-company receivables				(9,986)
Total consolidated liabilities and stockholder's equity				$12,107

(10)         Geographical Reporting

SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information also requires disclosures of certain “Enterprise-wide Information” including the information about major customers included in Note 1(k) and geographical areas.  The Company attributes revenues to different geographical areas on the basis of the location of the customer. All of the Company’s product sales for the years ended December 31, 2001, 2000 and 1999 were shipped from its headquarters located in the United States or its office located in Cheltenham, England. Revenues by geographic area are as follows (in thousands):

	Years Ended December 31,
Revenue:	2001	2000	1999
United States	$4,457	$5,752	$5,681
Canada	345	315	959
Japan	1,037	1,205	864
United Kingdom	536	684	497
Korea	471	—	—
Other (Countries less than 5% individually, by region)
Europe, excluding UK	870	832	717
Asia, excluding Japan	204	159	109
Other	48	35	94

Total revenue	$7,968	$8,982	$8,921

Long-lived tangible assets by geographic area are as follows (in thousands):

	December 31, 2001	December 31, 2000
United States	$452	$628
England	21	8
Total	$473	$636

(11)   Quarterly Financial Data, (Unaudited)

The following tables (presented in thousands, except per share amounts) set forth quarterly supplementary data for each of the years in the two year period ended December 31, 2001.

	Year Ended December 31, 2001
	First	Second	Third	Fourth	Total
Revenues	$1,628	$1,871	$2,114	$2,355	$7,968
Gross profit	$1,344	$1,511	$1,642	$2,044	$6,541
Loss from operations	$(1,221)	$(906)	$(705)	$(455)	$(3,287)
Net loss	$(1,258)	$(949)	$(785)	$(489)	$(3,481)
Basic and diluted net loss per share	$(0.16)	$(0.12)	$(0.10)	$(0.06)	$(0.43)

	Year Ended December 31, 2000
	First	Second	Third	Fourth	Total
Revenues	$2,182	$2,470	$2,242	$2,088	$8,982
Gross profit	$1,780	$2,038	$1,978	$1,793	$7,589
Loss from operations	$(1,087)	$(658)	$(680)	$(919)	$(3,344)
Net loss	$(984)	$(645)	$(612)	$(898)	$(3,139)
Basic and diluted net loss per share	$(0.13)	$(0.08)	$(0.08)	$(0.12)	$(0.41)

(12)   Valuation and qualifying accounts (in thousands)

		Additions
Accounts receivable reserves:	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
December 31, 2001	$663	$(229)	$—	(381	)(1)	$53
December 31, 2000	$1,042	$583	$—	(962	)(1)	$663
December 31, 1999	$1,233	$99	$—	(290	)(1)	$1,042

(1)  Uncollectible accounts written off, net of recoveries.