Form 10-Q
period 2002-03-31
BITSTREAM INC
filed 2002-05-15
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

COMMISSION FILE NUMBER: 0-21541

BITSTREAM INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2744890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 First Street	02142
Cambridge, Massachusetts	(Zip Code)
(Address of principal executive offices)

(617) 497-6222
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

On May 9, 2002 there were 8,439,125 shares of Class A Common Stock, par value $0.01 per share, of which 125,809 were designated as treasury shares, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.

BITSTREAM INC. AND SUBSIDIARIES

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	March 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$5,680	$5,716
Accounts receivable, net of allowance of $34 and $53 at March 31, 2002 and December 31, 2001, respectively	705	679
Prepaid expenses and other current assets	221	122
Total current assets	6,606	6,517

Property and equipment, net	396	473
Other assets:
Restricted cash	300	300
Goodwill, net of amortization of $1,168 as of March 31, 2002 and $1,618 as of December 31, 2001	727	727
Investment in DiamondSoft, Inc.	598	599
Intangible assets	214	218
Other assets	5	5
Total other assets	1,844	1,849

Total assets	$8,846	$8,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$128	$93
Accrued expenses	1,159	1,126
Current portion of deferred revenue	728	610
Total current liabilities	2,015	1,829

Long-term deferred revenue	30	14
Total liabilities	2,045	1,843

Stockholders’ equity :
Common stock, $.01 par value
Authorized — 30,500 shares
Issued and outstanding— 8,433 at March 31, 2002 and 8,428 at December 31, 2001	84	84
Additional paid-in capital	32,375	32,383
Accumulated deficit	(25,298)	(25,111)
Treasury stock, at cost; 126 shares as of March 31, 2002 and December 31, 2001	(360)	(360)
Total stockholders’ equity	6,801	6,996

Total liabilities and stockholders’ equity	$8,846	$8,839

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	For the Three Months Ended March 31,
	2002	2001
Revenue:
Software licenses	$1,836	$1,296
Services	297	332
Total revenue	2,133	1,628

Cost of revenue:
Software licenses	312	200
Services	103	84
Cost of revenue	415	284

Gross profit	1,718	1,344
Operating expenses:
Marketing and selling	595	825
Research and development	959	1,328
General and administrative	342	412

Total operating expenses	1,896	2,565

Operating loss	(178)	(1,221)

Loss on investment in DiamondSoft, Inc.	(1)	(75)
Interest income, net	23	87

Loss before provision for income taxes	(156)	(1,209)

Provision for income taxes	31	49

Net loss	$(187)	$(1,258)

Basic and diluted net loss per share	$(0.02)	$(0.16)

Basic and diluted weighted average shares outstanding	8,305	7,949

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Three Months Ended March 31,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(187)	$(1,258)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	86	94
Amortization	17	126
Stock based compensation	(15)	(1)
Loss on investment in DiamondSoft, Inc. (Note 3)	1	75
Changes in operating assets and liabilities:
Accounts receivable	(26)	830
Prepaid expenses and other current assets	(99)	(6)
Accounts payable	35	(24)
Accrued expenses	33	27
Deferred revenue	134	67
Net cash used in operating activities	(21)	(70)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(9)	(62)
Additions to Intangible assets	(13)	(47)
Investment in DiamondSoft, Inc.		(150)
Net cash used in investing activities	(22)	(259)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options/warrants	7	104
Net cash provided by financing activities	7	104

Net Decrease in Cash and Cash Equivalents	(36)	(225)
Cash and Cash Equivalents, beginning of period	5,716	7,149
Cash and Cash Equivalents, end of period	$5,680	$6,924

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$1
Cash paid for income taxes	$43	$78

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(1)   Significant Accounting Policies

Bitstream Inc. (“Bitstream”) and subsidiaries (together the “Company”), headquartered in Cambridge, Massachusetts, is composed of three separate and distinct businesses: (1) type and technology in which Bitstream develops and licenses font technology and custom font designs to manufacturers of Internet appliances, wireless devices, set-top boxes, embedded systems, printers, and personal digital assistants; (2) MyFonts.com, a showcase of the world’s fonts in one easy-to-use e-commerce web site operated by Bitstream’s wholly-owned subsidiary, MyFonts.com, Inc. (“MyFonts.com”) which Bitstream established in December 1999; and (3) Pageflex, in which the Company’s wholly-owned subsidiary Pageflex, Inc. (“Pageflex”) develops, markets and supports on-demand document composition solutions which automatically produce customized one-to-one marketing collateral such as datasheets and brochures directly from XML text and graphics data stored in Web servers and/or databases.

(a) Basis of Presentation

The consolidated financial statements of the Company presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 2001 has been derived from the Company’s audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the period ended December 31, 2001 included in the Company’s Annual Report on Form 10-K, which was filed by the Company with the SEC on March 29, 2002.

The balance sheet as of March 31, 2002, the statements of operations for the three months ended March 31, 2002 and 2001, the statements of cash flows for the three months ended March 31, 2002 and 2001, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries for these interim periods.

The results of operations for the three months ended March 31, 2002 may not necessarily be indicative of the results to be expected for the year ending December 31, 2002.

(b) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following (in thousands):

	March 31, 2002	December 31, 2001
Equipment and computer software	$2,422	$2,413
Purchased software	351	351
Furniture and fixtures	372	372
Lea/sehold improvements	659	659
	3,804	3,795

Less — Accumulated depreciation and amortization
	3,408	3,322
Property and equipment, net	$396	$473

(c) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.  The Company places a majority of its cash investments in one highly-rated financial institution.  The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area.  Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company’s accounts receivable.  At March 31, 2002, four customers accounted for 14%, 14%, 14% and 13% of the Company’s accounts receivable.   The Company does not have any off-balance sheet risks as of March 31, 2002.  At December 31, 2001, two customers accounted for 18% and 17% of the Company’s accounts receivable.

For the three months ended March 31, 2002 and 2001, no single customer accounted for 10% or more of the Company’s revenue.  Furthermore, for the three months ended March 31, 2002, one customer of the Company’s type and technology segment accounted for 12% of the revenue for that segment, two customers of the Pageflex segment accounted for 21% and 15% of the revenue for that segment, and no customers accounted for 10% or more of the MyFonts.com segment.  For the three months ended March 31, 2001, one customer of the Company’s type and technology segment accounted for 12% of the revenue for that segment, one customer of the Pageflex segment accounted for 22% of that segment’s revenue, and no customers accounted for 10% or more of the MyFonts.com segment’s revenue.

(d) Goodwill and other intangible assets (in thousands, except per share amounts)

Goodwill is stated at cost, less accumulated amortization, and consists of the following:

	March 31, 2002	December 31, 2001
Acquisition of Mainstream Software Solutions Ltd	$—	$450
Acquisition of Type Solutions, Inc.	595	595
Acquisition of Alaras Corporation	1,300	1,300
	1,895	2,345
Less — Accumulated amortization	1,168	1,618

Goodwill, Net	727	727
Embedded goodwill from equity investment in DiamondSoft, Inc. (Note 3)	557	557

Total Goodwill	$1,284	$1,284

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142, effective January 1, 2002, which establishes new accounting and reporting requirements for goodwill and other intangible assets.  Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are required to be reviewed annually for impairment, or more frequently if impairment indicators arise.  Separable intangible assets that have finite lives will continue to be amortized over their useful lives.  In addition, under the new pronouncement, the Company is required to establish reporting units and allocate goodwill to each of these reporting units.  The Company has identified the following reporting units; type and technology, MyFonts.com, and Pageflex.

The Company ceased all goodwill amortization effective January 1, 2002.  In addition, the Company tested recorded goodwill attributable to each reporting unit for impairment.  Management completed the initial impairment testing as of January 1, 2002 and determined that the fair value of its reporting units were greater than the carrying values for those units.  The Company has recorded goodwill embedded in its equity investment in DiamondSoft, Inc. of $557 as of March 31, 2002 and December 31, 2001, which is not attributable to a reporting unit.  The Company tested this embedded goodwill and determined that it was not impaired as of March 31, 2002.   As a result, no impairment charge was recognized.

The carrying amounts of goodwill attributable to each reporting unit are as follows:

	March 31, 2002	December 31, 2001
Type and technology	$228	$228
MyFonts.com	—	—
Pageflex	499	499
	$727	$727

Had the Company applied the non-amortization provisions of SFAS No. 142 as of January 1, 2001, results of operation for the three months ended March 31, 2002 and 2001, would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2002	2001
Reported net loss	$(187)	$(1,258)
Add:
Goodwill amortization, net of tax	—	142
Adjusted net loss	$(187)	$(1,116)

Basic and diluted loss per share as reported	$(0.02)	$(0.16)

Basic and diluted pro forma loss per share	$(0.02)	$(0.14)

In connection with its adoption of SFAS 142, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate.  The components of our amortized intangible assets follow:

	March 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Marketing-related	$70	$(30)	$70	$(27)
Technology-based	302	(128)	289	(114)
Total	$372	$(158)	$359	$(141)

Amortization expense for intangible assets during the first quarter of 2002 was $17,000.  Estimated amortization for the remainder of 2002 and the five succeeding years follows:

Estimated Amortization Expense
2002 (remainder)	$48
2003	$60
2004	$54
2005	$38
2006	$14
2007	$—

(e)  Recently Issued Accounting Standards

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company does not expect SFAS No. 143 to have a material impact on its financial position or results of operations upon its adoption January 1, 2003.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Asset. This statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and APB No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transaction. This statement provides guidance on recognizing and measuring impairment for long-lived assets excluding certain long-lived assets, such as goodwill, non-amortized intangible assets and deferred tax assets. The adoption of this statement effective January 1, 2002, did not have a material impact on its financial position or results of operations.

(2)   Loss Per Share

Basic earnings or loss per share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the effect of the conversion of potentially dilutive securities, such as stock options, based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the potential common stock equivalents would be antidilutive.  As a result there is no difference between the Company’s basic and diluted loss per share for the periods ended March 31, 2002 and 2001.

If the Company had been in a profitable position, the potential common shares would have increased the weighted average number of shares outstanding by 1,429,000 and 891,000 shares for the three months ended March 31, 2002, and 2001, respectively.  In addition, there were warrants and options outstanding to purchase 556,000 and 229,000 shares as of March 31, 2002 and 2001, respectively that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company’s common stock.  These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(3)   Investment (in thousands, except percentages)

On March 13, 1998, the Company made a $500 or 25% equity investment, accounted for under the equity method, in DiamondSoft, Inc. (“DiamondSoft”), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. During the year ended December 31, 2001 the Company made additional investments totaling $410 in DiamondSoft, Inc., resulting in an increase in Bitstream’s ownership percentage to 31.7% at December 31, 2001, which remained unchanged as of March 31, 2002.

Losses for the three months ended March 31, 2002, and 2001 related to the Company’s investment in DiamondSoft totaled approximately $(1) and $(75), respectively, and are included in the accompanying consolidated statements of operations.  The Company has recorded goodwill related to this investment equal to the difference between the amount paid for the investment and the Company’s share of DiamondSoft’s underlying net assets at the time of each investment.  Losses for the three months ended March 31, 2001 included $24 in amortization.  This goodwill amortization ceased in accordance with the Company’s adoption of SFAS No. 142 on January 1, 2002. (See Note 1(d))

On June 19, 2000, the Company deposited $300 into a money market account at Wells Fargo Bank to secure a $300 line of credit granted DiamondSoft by that bank.  This cash, which continued to secure the line of credit, is presented on the Company’s consolidated balance sheet as restricted cash.

(4)   Accrued Expenses, (in thousands)

Accrued expenses consist of the following:	March 31, 2002	December 31, 2001
Accrued royalties	$185	$226
Payroll and other compensation	616	510
Accrued professional and consulting services	144	197
Other	214	193
Total	$1,159	$1,126

(5)   Segment Reporting (in thousands):

The Company has determined it has three reportable segments: (i) a type and technology segment; (ii) an Pageflex segment and (iii) MyFonts.com segment.  The Company’s reportable segments are strategic business units that sell the Company’s products through distinct distribution channels. They are managed separately as each business requires different marketing strategies.  The Company’s approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.  The MyFonts.com segment’s revenue includes revenue from products it purchases from the type and technology segment.  Inter-segment revenue of $85 and $23 for the three months ended March 31, 2002 and 2001, respectively, which were created by these transactions have been eliminated from MyFonts.com’s segmented revenue below, as well as from the Company’s consolidated financial statements.  The Company evaluates performance based on profit or loss from operations before income taxes, not including non-recurring gains and losses.

The following table sets forth the Company’s revenue and income (loss) from operations by segment:

Three months ended March 31,

	2002	2001
Revenue (from external customers):
Type and technology	$1,213	$1,119
MyFonts.com	262	80
Pageflex	658	429
Consolidated revenue	$2,133	$1,628

Segment income (loss) from operations:
Type and technology	$131	$(147)
MyFonts.com	(102)	(151)
Pageflex	(207)	(923)
Consolidated loss from operations	$(178)	$(1,221)

(6)   Geographical Reporting (in thousands):

The Company attributes revenues to different geographical areas on the basis of the location of the customer. All of the Company’s product sales for the three months ended March 31, 2002 and 2001 were shipped from its headquarters located in the United States or its office located in Cheltenham, England. Revenues by geographic area are as follows:

	Three Months Ended March 31,
Revenue:	2002	2001
United States	$1,536	$789
Japan	190	343
Korea	120	—
Finland	—	83

Other (Countries less than 5% individually, by region)
Europe, excluding specific countries listed above	231	308
Asia, excluding specific countries listed above	—	45
Other	56	60
Total revenue	$2,133	$1,628

Long-lived tangible assets by geographic area are as follows:

	March 31, 2002	December 31, 2001
United States	$376	$452
England	20	21
Total	$396	$473

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

Bitstream Inc. (“Bitstream” or the “Company”), headquartered in Cambridge, Massachusetts, is composed of three separate and distinct businesses: (1) type and technology, in which Bitstream develops and licenses font technology and custom font designs to manufacturers of Internet appliances, wireless devices, set-top boxes, embedded systems, printers, and personal digital assistants; (2) MyFonts.com, a showcase of the world’s fonts in one easy-to-use e-commerce web site operated by Bitstream’s wholly-owned subsidiary, MyFonts.com, Inc. (MyFonts.com”) which Bitstream established in December 1999; and (3) Pageflex, in which the Company’s wholly-owned subsidiary Pageflex, Inc. (“Pageflex”) develops, markets and supports on-demand document composition solutions which automatically produce customized one-to-one marketing collateral such as datasheets and brochures directly from XML text and graphics data stored in Web servers and/or databases.  Pageflex, Inc. was established by the Company in January 1999 as a wholly owned subsidiary for the purpose of developing on-demand marketing software.

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

RESULTS OF OPERATIONS (in thousands, except percent amounts)

Consolidated Gross Profit:

	Three Months Ended March 31,
		% of Revenue		% of Revenue	Change
	2002		2001		Dollars	Percent
Revenue
Software licenses	$1,836	86.1%	$1,296	79.6%	$540	41.7%
Services	297	13.9	332	20.4	(35)	(10.5)
Total revenue	2,133	100.0	1,628	100.0	505	31.0
Cost of Revenue
Software licenses	312	17.0	200	15.4	112	56.0
Services	103	34.7	84	25.3	19	22.6
Total cost of revenue	415	19.5	284	17.4	131	46.1

Gross Profit	$1,718	80.5%	$1,344	82.6%	$374	27.8%

Revenue for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 increased for all three of the Company’s business segments.  These increases are discussed in more detail under each segment below.

The increase in cost of revenue for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 was primarily due to increased royalty payments for the Company’s MyFonts.com segment. Cost of revenue includes direct costs of licenses and royalties, as well as direct costs of product sales to end users.   Included in the cost of licenses and royalties are fees paid to third parties for the development or license of rights to technology and/or unique typeface designs and costs incurred in the fulfillment of custom orders from OEM and ISV customers.  Included in cost of product sales to end users and distributors are the direct costs associated with the duplication, packaging and shipping of product.

Type and technology (“Type”) Gross Profit:

	Three Months Ended March 31,
		% of Type Revenue		% of Type Revenue	Change
	2002		2001		Dollars	Percent
Revenue
Software licenses	$1,084	89.4%	$967	86.4%	$117	12.1%
Services	129	10.6	152	13.6	(23)	(15.1)
Total revenue	1,213	100.0	1,119	100.0	94	8.4
Percentage of total revenue	56.9%		68.7%

Cost of Revenue
Software licenses	$70	6.5	$115	11.9	(45)	(39.1)
Services	46	35.7	46	30.3	—	—
Total cost of revenue	116	9.6	161	14.4	(45)	(28.0)

Gross Profit	$1,097	90.4%	$958	85.6%	$139	14.5%

The increase in type and technology revenue for the three months ended March 31, 2002 versus the three months ended March 31, 2001 was the result of an increase in OEM technology license revenue, partially offset by a decrease in revenue from custom design services.  Cost of revenue decreased primarily due to a decrease in royalty costs. Royalty costs decreased due to lower sales of products for which Bitstream was obligated to pay a royalty and a decrease in packaging and manufacturing costs.

MyFonts.com (“MyFonts”) Gross Profit:

	Three Months Ended March 31,
		% of MyFonts		% of MyFonts	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
Revenue
Software licenses	$262	100.0%	$80	100.0%	$182	227.5%
Total revenue	262	100.0	80	100.0	182	227.5
Percentage of total revenue	12.3%		4.9%

Cost of Revenue
Software licenses	$213	81.3	$63	78.8	150	238.1
Total cost of revenue	213	81.3	63	78.8	150	238.1

Gross Profit	$49	18.7%	$17	21.2%	$32	188.2%

Revenue for MyFonts has increased as consumer purchases of the Company’s products has increased.  Inter-company sales, which MyFonts generated from the resale of Bitstream fonts, have been excluded.  Total MyFonts revenue including revenue from inter-company sales increased $244 to $347 for the three months ended March 31, 2002 from $103 for the three months ended March 31, 2001.  Cost of revenue increased $150 because of sales of fonts from non-affiliated foundries increased.  Royalties payable to non-affiliated foundries are approximately 80% of the revenue generated.

Pageflex Gross Profit:

	Three Months Ended March 31,
		% of Pageflex		% of Pageflex	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
Revenue
Software licenses	$491	74.6%	$249	58.0%	$242	97.2%
Services	167	25.4	180	42.0	(13)	(7.2)
Total revenue	658	100.0	429	100.0	229	53.4
Percentage of total revenue	30.8%		26.4%

Cost of Revenue
Software licenses	$30	6.1	$22	8.8	8	36.4
Services	56	33.5	38	21.1	18	47.4
Total cost of revenue	86	13.1	60	14.0	26	43.3

Gross Profit	$572	86.9%	$369	86.0%	$203	55.0%

The increase in Pageflex revenue for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 was primarily the result of an increase in sales of Mpower, as well as an increase in Mpower monthly subscription fees generated by an expanding customer base. The decrease in revenue from services was the result of non-recurring development fees for an OEM contract with Atex Media Solutions, Inc. of approximately $85 recognized during the three months ended March 31, 2001, partially offset by an increase in maintenance support fees attributable to the increased customer base.  The increase in cost of revenue is due to increases in shipping and manufacturing supply costs and to payroll costs resulting from the reassignment of two employees to provide support and infrastructure to the Company’s increased customer support base.

Selling and Marketing:

	Three Months Ended March 31,
		% of Segment		% of Segment	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
Type and technology	$332	27.4%	$374	33.4%	$(42)	(11.2)%
MyFonts.com	15	5.7	9	11.3	6	66.7
Pageflex	248	37.7	442	103.0	(194)	(43.9)
Consolidated selling and marketing	$595	27.9%	$825	50.7%	$(230)	(27.9)%

The decrease in marketing and selling expenses in absolute dollars and as a percentage of revenue for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 reflects expense reductions implemented by management during 2001.  The decrease in type and technology marketing expenses was primarily due to reductions in personnel, employee benefits and travel expenditures.  Pageflex salaries and benefits decreased by $63 to $165 for the three months ended March 31, 2002, while tradeshow and travel expenses for Pageflex decreased by $73 to $12 for the three months ended March 31, 2002.

Research and Development (“R&D”):

	Three Months Ended March 31,
		% of Segment		% of Segment	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
Type and technology	$439	36.2%	$486	43.4%	$(47)	(9.7)%
MyFonts.com	112	42.8	143	178.8	(31)	(21.7)
Pageflex	408	62.0	699	162.9	(291)	(41.6)
Consolidated research and development	$959	45.0%	$1,328	81.6%	$(369)	(27.8)%

The decrease in R&D expenses in absolute dollars and as a percentage of revenue for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is primarily attributable to cost reductions adopted in 2001.  The type and technology decrease included a decrease of $30 in goodwill amortization of technology associated with the acquisition of Type Solutions, Inc.  resulting from the Company’s adoption of SFAS No. 142. See Note 1(d) in the Notes to the Consolidated Financial Statements included herewith.  The MyFonts decrease was primarily the result of the decreased use of outside consultants and the absorption of that work by employees.  The Pageflex decrease included headcount reductions completed as part of the Company’s restructuring in October 2001, which resulted in savings of $195 in salaries and benefits during the quarter, and a decrease in the outsourcing of engineering projects and the absorption of those projects by current employees, which resulted in a savings of $62.

General and Administrative (“G&A”):

	Three Months Ended March 31,
		% of Segment		% of Segment	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
Type and technology	$195	16.1%	$245	21.9%	$(50)	(20.4)%
MyFonts.com	24	9.2	16	20.0	8	50.0
Pageflex	123	18.7	151	35.2	(28)	(18.5)
Consolidated general and administrative	$342	16.0%	$412	25.3%	$(70)	(17.0)%

The decrease in type and technology G&A expenses for the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 is primarily the result of a decrease in professional services associated with the production and printing of the company’s annual report to shareholders and a savings of $22 in goodwill amortization related to the acquisition of Mainstream Software Solutions, Ltd., which was fully amortized as of December 31, 2001. Pageflex G&A reflects decreases in employee insurance and administrative allocations, which are based on employee headcount, of approximately $60 attributable to the headcount reduction completed as part of the Company’s restructuring in October 2001.  Pageflex also had a decrease in goodwill amortization from the Alaras acquisition of $65.  This goodwill amortization ceased in accordance with the Company’s adoption of SFAS No. 142 on January 1, 2002.  The net goodwill from this transaction is instead subject to impairment valuation. See Note 1(d) in the Notes to the Consolidated Financial Statements included herewith for further information.  These decreases were partially offset by a change in bad debt expense of $97 from a net recovery of $(114) for the three months ended March 31, 2001 to a net recovery of $(17) for the three months ended March 31, 2002.

Loss on Investment in DiamondSoft, Inc.:

	Three Months Ended March 31,
		% of Revenue		% of Revenue	Change
	2002		2001		Dollars	Percent
Loss on investment in DiamondSoft, Inc.	$(1)	(0.1)%	$(75)	(4.6)%	$74	98.7%

In March 1998 the Company made a $500 equity investment in DiamondSoft, Inc. (“DiamondSoft”) representing a 25% ownership interest.  During the year ended December 31, 2001 the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream’s ownership percentage to 31.7% at December 31, 2001 and March 31, 2002.  The loss represents the Company’s pro rata share of DiamondSoft’s loss. (See Note 3 in the Notes to the Consolidated Financial Statements included herewith.)

Interest income, net:

	Three Months Ended March 31,
		% of		% of Revenue	Change
	2002	Revenue	2001		Dollars	Percent
Interest income, net	$23	1.1%	$87	5.3%	$(64)	(73.6)%

Interest income consists primarily of income earned on cash and money market instruments and has decreased as the Company has used cash to fund operations and also as the interest rate received has decreased.

Provision for income taxes:

	Three Months Ended March 31,
		% of Revenue		% of Revenue	Change
	2002		2001		Dollars	Percent
Income Tax	$31	1.5%	$49	2.9%	$(18)	(36.7)%

The Company’s tax provision for the three months ended March 31, 2002 is attributable solely to foreign income taxes.  The Company’s tax provision for the three months ended March 31, 2001 is comprised of $2 in various state minimum taxes and $47 in foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations and cash received from the sale of the Company’s MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998.  As of March 31, 2002, the Company had net working capital of $4,591 versus $4,688 at December 31, 2001.

The Company’s operating activities used cash of approximately $21 and $70 during the three months ended March 31, 2002 and 2001 respectively. The cash was used primarily to fund the Company’s net losses. The net losses after adjustment for non-cash expenses resulted in a use of $98 and $964 in cash during the three months ended March 31, 2002 and 2001, respectively.  Changes in operating assets and liabilities generated cash during both periods.  During the three months ended March 31, 2002, the primary source of funds resulting from changes in operating assets and liabilities was the receipt of $118 more in cash than the Company recognized in deferred revenue.  During the three months ended March 31, 2001, the primary source of funds resulting from changes in operating assets and liabilities was the collection of accounts receivable and the resulting $830 decrease in outstanding accounts receivable.

The Company’s investing activities used cash of $22 and $259 for the three months ended March 31, 2002 and 2001, respectively.  Additions of property and equipment and intangible assets used $22 and $109 in cash for the three months ended March 31, 2002 and 2001, respectively.  During the three months ended March 31, 2001 the Company also increased its investment in DiamondSoft, Inc. by $150.

The Company’s financing activities provided cash of $7 and $104 for the three months ended March 31, 2002 and 2001, respectively from the exercise of stock options.

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

As of March 31, 2002, the Company had no material commitments for capital expenditures.  From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company’s business.  Any such transactions consummated may use a portion of the Company’s working capital or require the issuance of equity or debt.  As of March 31, 2002, the Company had future minimum annual lease payments under the Company’s leased facilities of $301 for the remainder of 2002 and $301 for the year ended December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company does not expect SFAS No. 143 to have a material impact on its financial position or results of operations upon its adoption January 1, 2003.

PART 1, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of March 31, 2002, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.  The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the three months ended March 31, 2002.  Currently the Company does not engage in foreign currency hedging activities.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)        Instruments defining the rights of the holders of any class of registered securities of the Company have not been materially modified during the three months ended March 31, 2002.

(b)       Rights evidenced by any class of registered securities of the Company have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended March 31, 2002.

(c)        There were no unregistered securities sold by the Company during the three months ended March 31, 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended March 31, 2002.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

 None

(b)     Reports on Form 8-K

 No reports on Form 8-K were filed during the three months ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.

(Registrant)

SIGNATURE	TITLE	DATE
/s/ Anna M. Chagnon	President, Chief Operating Officer, Chief Financial Officer and General Counsel (Principal Financial Officer)	May 13, 2002
Anna M. Chagnon

/s/ James P. Dore	Corporate Controller (Principal Accounting Officer)	May 13, 2002
James P. Dore