Form 10-Q
period 2002-06-30
BITSTREAM INC
filed 2002-08-14
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to                    .

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

On August 9, 2002 there were 8,475,125 shares of Class A Common Stock, par value $0.01 per share, of which 125,809 were designated as treasury shares, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.

BITSTREAM INC. AND SUBSIDIARIES

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	June 30,	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$5,412	$5,716
Accounts receivable, net of allowance of $34 and $53 at June 30, 2002 and December 31, 2001, respectively	736	679
Prepaid expenses and other current assets	136	122
Total current assets	6,284	6,517

Property and equipment, net	367	473
Other assets:
Restricted cash	300	300
Goodwill	727	727
Investment in DiamondSoft, Inc.	641	599
Intangible assets	250	218
Other assets	6	5
Total other assets	1,924	1,849

Total assets	$8,575	$8,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$286	$93
Accrued expenses	1,198	1,126
Current portion of deferred revenue	555	610
Total current liabilities	2,039	1,829

Long-term deferred revenue	17	14
Total liabilities	2,056	1,843

Stockholders’ equity :
Common stock, $.01 par value Authorized–30,500 shares Issued and outstanding–8,440 at June 30, 2002 and 8,428 at December 31, 2001	84	84
Additional paid-in capital	32,386	32,383
Accumulated deficit	(25,591)	(25,111)
Treasury stock, at cost; 126 shares as of June 30, 2002 and December 31, 2001	(360)	(360)
Total stockholders’ equity	6,519	6,996

Total liabilities and stockholders’ equity	$8,575	$8,839

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
Software licenses	$1,949	$1,673	$3,785	$2,969
Services	264	198	561	530
Total revenue	2,213	1,871	4,346	3,499

Cost of revenue:
Software licenses	496	268	808	468
Services	91	92	194	176
Cost of revenue	587	360	1,002	644

Gross profit	1,626	1,511	3,344	2,855
Operating expenses:
Marketing and selling	532	731	1,127	1,556
Research and development	991	1,265	1,950	2,593
General and administrative	419	421	761	833

Total operating expenses	1,942	2,417	3,838	4,982

Operating loss	(316)	(906)	(494)	(2,127)

Gain (Loss) on investment in DiamondSoft, Inc.	43	(76)	42	(151)
Interest income, net	19	64	42	151

Loss before provision for income taxes	(254)	(918)	(410)	(2,127)

Provision for income taxes	39	31	70	80
Net loss	$(293)	$(949)	$(480)	$(2,207)

Basic and diluted net loss per share	$(0.04)	$(0.12)	$(0.06)	$(0.28)

Basic and diluted weighted average shares outstanding	8,313	8,030	8,309	7,990

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Six Months Ended June 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(480)	$(2,207)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	168	189
Amortization	35	258
Stock based compensation	(18)	5
(Gain) Loss on investment in DiamondSoft, Inc.	(42)	151
Changes in operating assets and liabilities:
Accounts receivable	(57)	1,112
Prepaid expenses and other assets	(15)	57
Accounts payable	193	88
Accrued expenses	72	(196)
Deferred revenue	(52)	277
Net cash used in operating activities	(196)	(266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(62)	(97)
Additions to Intangible assets	(67)	(130)
Investment in DiamondSoft, Inc.	——	(250)
Net cash used in investing activities	(129)	(477)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the exercise of stock options/warrants	21	148
Net cash provided by financing activities	21	148

Net Decrease in Cash and Cash Equivalents	(304)	(595)
Cash and Cash Equivalents, beginning of period	5,716	7,149
Cash and Cash Equivalents, end of period	$5,412	$6,554

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$——	$2
Cash paid for income taxes	$17	$126

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

(1)                Significant Accounting Policies

        Bitstream Inc. (“Bitstream”) and subsidiaries (together the “Company”), headquartered in Cambridge, Massachusetts, is composed of three separate and distinct businesses: (1) type and technology (“Type”) in which Bitstream develops and licenses font technology and custom font designs to manufacturers of Internet appliances, wireless devices, set-top boxes, embedded systems, printers, and personal digital assistants; (2) MyFonts.com (“MyFonts”), a showcase of the world’s fonts in one easy-to-use e-commerce web site operated by Bitstream’s wholly-owned subsidiary, MyFonts.com, Inc. which Bitstream established in December 1999; and (3) Pageflex, in which the Company’s wholly-owned subsidiary Pageflex, Inc., develops, markets and supports on-demand document composition solutions which automatically produce customized one-to-one marketing collateral such as datasheets and brochures directly from XML text and graphics data stored in Web servers and/or databases.

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

The balance sheet as of June 30, 2002, the statements of operations for the three and six months ended June 30, 2002 and 2001, the statements of cash flows for the six months ended June 30, 2002 and 2001, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company and its subsidiaries for these interim periods.

The results of operations for the three and six months ended June 30, 2002 may not necessarily be indicative of the results to be expected for the year ending December 31, 2002.

(b) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2002	2001

Equipment and computer software	$2,475	$2,413
Purchased software	351	351
Furniture and fixtures	372	372
Leasehold improvements	659	659
	3,857	3,795

Less – Accumulated depreciation and amortization	3,490	3,322
Property and equipment, net	$367	$473

(c) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.  The Company places a majority of its cash investments in one highly-rated financial institution.  The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area.  Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company’s accounts receivable.  At June 30, 2002, two customers accounted for 20% and 16% of the Company’s accounts receivable.   The Company does not have any off-balance sheet risks as of June 30, 2002.  At December 31, 2001, two customers accounted for 18% and 17% of the Company’s accounts receivable.

 For the three months and six months ended June 30, 2002 and 2001, no single customer accounted for 10% or more of the Company’s consolidated revenue.  Furthermore, for the three months ended June 30, 2002, two customers of the Company’s Type segment accounted for 13% and 10% of the revenue for that segment, three customers of the Pageflex segment accounted for 18%, 11% and 10% of the revenue for that segment and no customers accounted for 10% or more of the MyFonts segment’s revenue.  For the three months ended June 30, 2001, one customer of the Company’s Type segment accounted for 10% of the revenue for that segment, one customer of the Pageflex segment accounted for 19% of the revenue for that segment, and no customers accounted for 10% or more of the MyFonts segment.  For the six months ended June 30, 2002, one customer of the Company’s Type segment accounted for 10% of the revenue for that segment, one customer of the Pageflex segment accounted for 11% of the revenue for that segment and no customers accounted for 10% or more of the MyFonts segment’s revenue.  For the six months ended June 30, 2001, three customers of the Pageflex segment accounted for 11%, 11% and 10% of the revenue for that segment, and no customers accounted for 10% or more of the Type or MyFonts segments.

(d) Goodwill and other intangible assets (in thousands, except per share amounts)

Goodwill is stated at cost, less accumulated amortization, and consists of the following:

	June 30,	December 31,
	2002	2001

Acquisition of Mainstream Software Solutions Ltd..	$–	$450
Acquisition of Type Solutions, Inc.	595	595
Acquisition of Alaras Corporation.	1,300	1,300
	1,895	2,345
Less–Accumulated amortization	1,168	1,618

Goodwill, Net	727	727
Embedded goodwill from equity investment in DiamondSoft, Inc. (Note 3)	557	557

Total Goodwill	$1,284	$1,284

            In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 142, effective January 1, 2002, which establishes new accounting and reporting requirements for goodwill and other intangible assets.  Under SFAS No. 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are required to be reviewed annually for impairment, or more frequently if impairment indicators arise.  Separable intangible assets that have finite lives will continue to be amortized over their useful lives.  In addition, under the new pronouncement, the Company is required to establish reporting units and allocate goodwill to each of these reporting units.  The Company has established the following reporting units: Type, MyFonts, and Pageflex.

The Company ceased all goodwill amortization effective January 1, 2002.  In addition, the Company tested recorded goodwill attributable to each reporting unit for impairment.  Management completed the initial impairment testing as of January 1, 2002 and determined that the fair value of its reporting units were greater than the carrying values for those units.  The Company has recorded goodwill embedded in its equity investment in DiamondSoft, Inc. of $557 as of June 30, 2002 and December 31, 2001, which is not attributable to a reporting unit.

        The carrying amounts of goodwill attributable to each reporting unit are as follows:

	June 30,	December 31,
	2002	2001

Type	$228	$228
MyFonts	–	–
Pageflex	499	499
	$727	$727

        Had the Company applied the non-amortization provisions of SFAS No. 142 as of January 1, 2001, results of operations for the three months and six months ended June 30, 2002 and 2001, would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

Reported net loss	$(293)	$(949)	$(480)	$(2,207)
Add:
Goodwill amortization, net of tax	–	145	–	287

Adjusted net loss	$(293)	$(804)	$(480)	$(1,920)

Basic and diluted loss per share as reported	$(0.04)	$(0.12)	$(0.06)	$(0.28)

Basic and diluted pro forma loss per share	$(0.04)	$(0.10)	$(0.06)	$(0.24)

        In connection with its adoption of SFAS 142, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate.  The components of the Company’s amortized intangible assets follow:

	June 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Marketing-related	$70	$(34)	$70	$(27)
Technology-based	356	(142)	289	(114)
Total	$426	$(176)	$359	$(141)

        Amortization expense for intangible assets for the three months and six months ended June 30, 2002 was $17 and $34, respectively.  Amortization expense for finite-lived intangibles for the year ended December 31, 2001 was $59.  Estimated amortization for the remainder of 2002 and the five succeeding years follows:

Estimated Amortization Expense

2002 (remainder)	$37
2003	71
2004	65
2005	48
2006	24
2007	5
$250

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

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The provisions of this Statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. Under this standard, a liability for a cost associated with an exit or disposal activity formerly recognized upon the entity’s commitment to an exit plan are now recognized when the liability is incurred.  The Company does not expect SFAS No. 146 to have a material impact on its financial position or results of operations upon its adoption January 1, 2003.

(2)                Loss Per Share (in thousands)

        Basic earnings or loss per share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the effect of the conversion of potentially dilutive securities, such as stock options, based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive.  As a result there is no difference between the Company’s basic and diluted loss per share for the three and six month periods ended June 30, 2002 and 2001.

        If the Company had reported a profit for these periods, the potential common shares would have increased the weighted average shares outstanding by 1,171 and 696 shares for the three months ended June 30, 2002 and 2001, respectively, and by 1,296 and 792 for the six months ended June 30, 2002 and 2001, respectively.  In addition, there were warrants and options outstanding to purchase 940 and 556 shares for the three months and six months ended June 30, 2002, respectively, and 449 shares for the three months and six months ended June 30, 2001 that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company’s common stock.  These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(3)         Investment (in thousands, except percentages)

        On March 13, 1998, the Company made a $500 or 25% equity investment, accounted for under the equity method, in DiamondSoft, Inc. (“DiamondSoft”), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. During the year ended December 31, 2001 the Company made additional investments totaling $410 in DiamondSoft, Inc., resulting in an increase in Bitstream’s ownership percentage to 31.7% at December 31, 2001, which remained unchanged as of June 30, 2002.

        Gains (losses) for the three months and six months ended June 30, 2002, and 2001 related to the Company’s investment in DiamondSoft totaled approximately $43 and $42, and  $(76) and $(151), respectively, and are included in the accompanying consolidated statements of operations.  The Company has recorded goodwill related to this investment equal to the difference between the amount paid for the investment and the Company’s share of DiamondSoft’s underlying net assets at the time of each investment.  Losses for the three months and six months ended June 30, 2001 included $28 and $52, respectively, in amortization.  This goodwill amortization ceased in accordance with the Company’s adoption of SFAS No. 142 on January 1, 2002. (See Note 1(d))

        On June 19, 2000, the Company deposited $300 into a money market account at Wells Fargo Bank to secure a $300 line of credit granted DiamondSoft by that bank.  This cash, which continued to secure the line of credit, is presented on the Company’s consolidated balance sheet as restricted cash.

(4)                Accrued Expenses, (in thousands)

Accrued expenses consist of the following:

	June 30,	December 31,
	2002	2001
Accrued royalties	$282	$226
Payroll and other compensation	584	510
Accrued professional and consulting services	120	197
Other	212	193
Total	$1,198	$1,126

(5)                Segment Reporting (in thousands):

 The Company has determined it has three reportable segments: (i) its Type segment; (ii) its Pageflex segment and (iii) its MyFonts segment.  The Company’s reportable segments are strategic business units that sell the Company’s products through distinct distribution channels. They are managed separately as each business requires different marketing strategies.  The Company’s approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.  Revenue from the MyFonts segment includes revenue from products it purchases from the Type segment.  Inter-segment revenue of $82 and $167 for the three months and six months ended June 30, 2002, respectively, and $55 and $78 for the three months and six months ended June 30, 2001, respectively, have been eliminated from MyFonts’ segmented revenue below, as well as from the Company’s consolidated financial statements.  The Company evaluates performance based on profit or loss from operations before income taxes, not including non-recurring gains and losses.

The following table sets forth the Company’s revenue and income (loss) from operations by segment:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
Revenue (from external customers):
Type	$1,189	$1,234	$2,402	$2,353
MyFonts	331	113	593	193
Pageflex	693	524	1,351	953
Consolidated revenue	$2,213	$1,871	$4,346	$3,499

Segment (loss) income from operations:
Type	$(40)	$(37)	$91	$(184)
MyFonts	(89)	(170)	(191)	(321)
Pageflex	(187)	(699)	(394)	(1,622)
Consolidated loss from operations	$(316)	$(906)	$(494)	$(2,127)

(6)                  Geographical Reporting (in thousands):

The Company attributes revenues to different geographical areas on the basis of the location of the customer. All of the Company’s product sales for the three months and six months ended June 30, 2002 and 2001 were shipped from its headquarters located in the United States or its office located in Cheltenham, England. Revenues by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenue:
United States	$1,337	$1,045	$2,873	$1,833
Japan	292	232	482	570
United Kingdom	133	204	200	263
Canada	181	144	215	202
Korea	98	13	218	58

Other (Countries less than 5%)	172	233	358	573

Total revenue	$2,213	$1,871	$4,346	$3,499

Long-lived tangible assets by geographic area are as follows:

	June 30, 2002	December 31, 2001
United States	$346	$452
England	21	21
Total	$367	$473

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

        Bitstream Inc. (“Bitstream” or the “Company”), headquartered in Cambridge, Massachusetts, is composed of three separate and distinct businesses: (1) type and technology (“Type”), in which Bitstream develops and licenses font technology and custom font designs to manufacturers of Internet appliances, wireless devices, set-top boxes, embedded systems, printers, and personal digital assistants; (2) MyFonts.com (“MyFonts”), a showcase of the world’s fonts in one easy-to-use e-commerce web site operated by Bitstream’s wholly-owned subsidiary, MyFonts.com, Inc. which Bitstream established in December 1999; and (3) Pageflex, in which the Company’s wholly-owned subsidiary Pageflex, Inc. (“Pageflex”) develops, markets and supports on-demand document composition solutions which automatically produce customized one-to-one marketing collateral such as datasheets and brochures directly from XML text and graphics data stored in Web servers and/or databases.  Pageflex, Inc. was established by the Company in January 1999 as a wholly-owned subsidiary for the purpose of developing on-demand marketing software.

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

RESULTS OF OPERATIONS (in thousands, except percent amounts)

Consolidated Gross Profit:

	June 30,	% of	June 30,	% of	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
THREE MONTHS ENDED
Revenue
Software licenses	$1,949	88.1%	$1,673	89.4%	$276	16.5%
Services	264	11.9	198	10.6	66	33.3
Total revenue	2,213	100.0	1,871	100.0	342	18.3
Cost of Revenue
Software licenses	496	25.4	268	16.0	228	85.1
Services	91	34.5	92	46.5	(1)	(1.1)
Total cost of revenue	587	26.5	360	19.2	227	63.1

Gross Profit	$1,626	73.5%	$1,511	80.8%	$115	7.6%

SIX MONTHS ENDED
Revenue
Software licenses	$3,785	87.1%	$2,969	84.9%	$816	27.5%
Services	561	12.9	530	15.1	31	5.8
Total revenue	4,346	100.0	3,499	100.0	847	24.2
Cost of Revenue
Software licenses	808	21.3	468	15.8	340	72.6
Services	194	34.6	176	33.2	18	10.2
Total cost of revenue	1,002	23.1	644	18.4	358	55.6

Gross Profit	$3,344	76.9%	$2,855	81.6%	$489	17.1%

The increase in revenue for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 was attributable to increased revenue in the Company’s Pageflex and MyFonts segments of $169 and $218, respectively, partially offset by a decrease in Type revenue of $45.  Revenue for the six months ended June 30, 2002 increased for all three of the Company’s business segments as compared to the six months ended June 30, 2001.  The increase in cost of revenue for the three months and six months ended June 30, 2002 as compared to the three months and six months ended June 30, 2001 was primarily due to increased royalty expense for the Company’s MyFonts segment resulting from increased sales. Cost of revenue for the Company includes fees paid to third parties for the development or license of rights to technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, and costs associated with the duplication, packaging and shipping of product. Gross profit generated by each segment is discussed in more detail below.

Type Gross Profit:

	June 30,	% of Type	June 30,	% of Type	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
THREE MONTHS ENDED
Revenue
Software licenses	$1,103	92.8%	$1,135	92.0%	$(32)	(2.8% )
Services	86	7.2	99	8.0	(13)	(13.1)
Total revenue	1,189	100.0	1,234	100.0	(45)	(3.6)
Percentage of total revenue	53.7%		66.0%

Cost of Revenue
Software licenses	$197	17.9	$114	10.0	83	72.8
Services	36	41.9	71	71.7	(35)	(49.3)
Total cost of revenue	233	19.6	185	15.0	48	25.9

Gross Profit	$956	80.4%	$1,049	85.0%	$(93)	(8.9% )

SIX MONTHS ENDED
Revenue
Software licenses	$2,187	91.0%	$2,102	89.3%	$85	4.0%
Services	215	9.0	251	10.7	(36)	(14.3)
Total revenue	2,402	100.0	2,353	100.0	49	2.1
Percentage of total revenue	55.3%		67.3%

Cost of Revenue
Software licenses	$267	12.2	$229	10.9	38	16.6
Services	82	38.1	117	46.6	(35)	(29.9)
Total cost of revenue	349	14.5	346	14.7	3	0.9

Gross Profit	$2,053	85.5%	$2,007	85.3%	$46	2.3%

     The decrease in Type revenue for the three months ended June 30, 2002 versus the three months ended June 30, 2001 was the result of decreases in revenue from retail sales of $32 and custom design services of $13.  The increase in revenue for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was the result of an increase in OEM license revenue of $121 partially offset by decreases in retail product sales of $36 and custom design services of $36.  Retail sales of the Company’s Type products and custom design work have decreased over the past year because of consumer concerns over the economy and decreases in spending.  Cost of revenue during the second quarter of 2002 increased primarily due to an increase in royalties due to an increase in sales of products developed by third parties.  This increase was partially offset by a decrease in costs attributable to custom design services.

MyFonts Gross Profit:

	June 30,	% of MyFonts	June 30,	% of MyFonts	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
THREE MONTHS ENDED
Revenue
Software licenses	$331	100.0%	$113	100.0%	$218	192.9%
Total revenue	331	100.0	113	100.0	218	192.9
Percentage of total revenue	15.0%		6.0%

Cost of Revenue
Software licenses	$270	81.6	$86	76.1	184	214.0
Total cost of revenue	270	81.6	86	76.1	184	214.0

Gross Profit	$61	18.4%	$27	23.9%	$34	125.9%

SIX MONTHS ENDED
Revenue
Software licenses	$593	100.0%	$193	100.0%	$400	207.3%
Total revenue	593	100.0	193	100.0	400	207.3
Percentage of total revenue	13.6%		5.5%

Cost of Revenue
Software licenses	$483	81.5	$149	77.2	334	224.2
Total cost of revenue	483	81.5	149	77.2	334	224.2

Gross Profit	$110	18.5%	$44	22.8%	$66	150.0%

Revenue for MyFonts has increased as consumer purchases of the Company’s products has increased.  MyFonts has been successfully increasing the number of fonts available on its site, the number of foundries participating, and the visibility of the site through increased marketing activities.  Myfonts has attracted new purchasers while also retaining existing customers who accounted for approximately 25% of orders during the first six months of 2002.  Inter-company sales, which MyFonts generated from the resale of Bitstream fonts, have been excluded.  Total MyFonts revenue, before the elimination of inter-company royalties resulting from the resale of Bitstream products, for the three months ended June 30, 2002 increased $245 or 145.8% to $413 from $168 for the three months ended June 30, 2001.  Cost of revenue increased primarily because the sales of fonts from non-affiliated foundries increased.  Royalties payable to non-affiliated foundries on sales of their fonts are approximately 80% of the revenue generated.

Pageflex Gross Profit:

	June 30,	% of Pageflex	June 30,	% of Pageflex	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
THREE MONTHS ENDED
Revenue
Software licenses	$515	74.3%	$425	81.1%	$90	21.2%
Services	178	25.7	99	18.9	79	79.8
Total revenue	693	100.0	524	100.0	169	32.3
Percentage of total revenue	31.3%		28.0%

Cost of Revenue
Software licenses	$29	5.6	$68	16.0	(39)	(57.4)
Services	55	30.9	21	21.2	34	161.9
Total cost of revenue	84	12.1	89	17.0	(5)	(5.6)

Gross Profit	$609	87.9%	$435	83.0%	$174	40.0%

SIX MONTHS ENDED
Revenue
Software licenses	$1,005	74.4%	$674	70.7%	$331	49.1%
Services	346	25.6	279	29.3	67	24.0
Total revenue	1,351	100.0	953	100.0	398	41.8
Percentage of total revenue	31.1%		27.2%

Cost of Revenue
Software licenses	$58	5.8	$90	13.4	(32)	(35.6)
Services	112	32.4	59	21.1	53	89.8
Total cost of revenue	170	12.6	149	15.6	21	14.1

Gross Profit	$1,181	87.4%	$804	84.4%	$377	46.9%

The increase in Pageflex license revenue for the three and six month periods ended June 30, 2002 as compared to the three and six month periods ended June 30, 2001 was primarily the result of an increase in sales of Mpower, as well as an increase in Mpower monthly subscription fees generated by an expanding customer base.  The increase in service revenue is primarily due to increases in maintenance support fees attributable to the increased customer base.  The decrease in cost of revenue for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 was the result of a decrease in amounts paid to third parties resulting from the payment of a one time commission of $51 in the second quarter of 2001.  This decrease was partially offset by an increase in shipping and manufacturing supply costs, as well as payroll costs resulting from the reassignment of two employees to provide support and infrastructure to the Company’s increased costs customer base during the first quarter of 2002.  These increased costs were greater than the one time commission discussed above, causing a total cost of revenue to increase for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.

Marketing and Selling:

	June 30,	% of Segment	June 30,	% of Segment	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
THREE MONTHS ENDED
Type	$280	23.5%	$404	32.7%	$(124)	(30.7)%
MyFonts	12	3.6	6	5.3	6	100.0
Pageflex	240	34.6	321	61.3	(81)	(25.2)
Consolidated marketing And selling	$532	24.0%	$731	39.1%	$(199)	(27.2)%

SIX MONTHS ENDED
Type	$612	25.5%	$778	33.1%	$(166)	(21.3)%
MyFonts	27	4.6	15	7.8	12	80.0
Pageflex	488	36.1	763	80.1	(275)	(36.0)
Consolidated marketing And selling	$1,127	25.9%	$1,556	44.5%	$(429)	(27.6)%

The decrease in marketing and selling expenses in absolute dollars and as a percentage of revenue for the three month and six month periods ended June 30, 2002 as compared to the three month and six month periods ended June 30, 2001 reflects expense reductions implemented by management in the fourth quarter of 2001.  Type marketing and selling expenses decreased primarily due to reductions in personnel and decreases in marketing expenditures for trade shows, and print and production costs for advertising and marketing.  These reductions accounted for $102 and $154 of the decreases for the three months and six months ended June 30,2002 as compared to the same periods ended June 30, 2001. Pageflex marketing and selling expenses decreased due to reductions in employee related expenses of $49 and $141 for the three months and six months ended June 30, 2002 as compared to the same periods ended June 30, 2001, and due to a reduction in consulting expenses of $22 and $36, respectively, for the three and six months ended June 30, 2002 versus the three and six months ended June 30, 2001. Also, Pageflex tradeshow and travel expenses decreased $72 for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001.  Myfonts marketing and selling expenses moderately increased primarily due to increased utilization of the Company’s marketing staff.

Research and Development (“R&D”):

	June 30,	% of Segment	June 30,	% of Segment	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
THREE MONTHS ENDED
Type	$472	39.7%	$443	35.9%	$29	6.5%
MyFonts	113	34.1	173	153.1	(60)	(34.7)
Pageflex	406	58.6	649	123.9	(243)	(37.4)
Consolidated research and development	$991	44.8%	$1,265	67.6%	$(274)	(21.7)%

SIX MONTHS ENDED
Type	$911	37.9%	$929	39.5%	$(18)	(1.9% )
MyFonts	225	37.9	316	163.7	(91)	(28.8)
Pageflex	814	60.3	1,348	141.4	(534)	(39.6)
Consolidated research and development	$1,950	44.9%	$2,593	74.1%	$(643)	(24.8)%

        The decrease in R&D expenses in absolute dollars and as a percentage of revenue for the three and six month periods ended June 30, 2002 as compared to the same periods ended June 30, 2001 is primarily attributable to cost reductions adopted during the fourth quarter of 2001.  The increase in R&D expenses for the Type segment for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 was primarily attributable to an increase in internally allocated resources and corresponding facility charges of $45, and $10 in engineering consulting. This increase was partially offset by a $30 decrease in goodwill amortization of technology associated with the acquisition of Type Solutions, Inc. resulting from the Company’s adoption of SFAS No. 142 effective January 1, 2002.  See Note 1(d) in the Notes to the Consolidated Financial Statements included herewith.  The decrease in Type R&D expenses for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001 was primarily the result of a decrease in goodwill amortization of $60, partially offset by the increases discussed above.  The MyFonts decrease was primarily the result of the decreased use of outside consultants and the absorption of that work by employees.  The Pageflex decrease was primarily attributable to headcount reductions completed as part of the Company’s restructuring in the fourth quarter of 2001, which resulted in savings of $129 and $280 in salaries, benefits, travel and facility costs, as well as decreases of $44 and $88 resulting from the reassignment of two employees to customer support positions which are included in cost of revenue for the three month and six month periods ended June 30, 2002, respectively. Pageflex also decreased the outsourcing of engineering projects, which resulted in savings of $22 and $83 for the three month and six month periods ended June 30, 2002 as compared to the three month and six month periods ended June 30, 2001, respectively.

General and Administrative (“G&A”):

	June 30,	% of Segment	June 30,	% of Segment	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
THREE MONTHS ENDED
Type	$244	20.5%	$239	19.4%	$5	2.1%
MyFonts	25	7.6	18	15.9	7	38.9
Pageflex	150	21.6	164	31.3	(14)	(8.5)
Consolidated general and administrative	$419	18.9%	$421	22.5%	$(2)	(0.5)%

SIX MONTHS ENDED
Type	$439	18.3%	$484	20.6%	$(45)	(9.3)%
MyFonts	49	8.3	34	17.6	15	44.1
Pageflex	273	20.2	315	33.1	(42)	(13.3)
Consolidated general and administrative	$761	17.5%	$833	23.8%	$(72)	(8.6)%

        The increase in Type G&A expenses for the three months ended June 30, 2002 as compared to the three months ended June 30, 2001 was primarily the result of a change in bad debt expense of $29, partially offset by a savings of $22 in goodwill amortization related to the acquisition of Mainstream Software Solutions, Ltd., which was fully amortized as of December 31, 2001.  The decrease in Type G&A expenses for the six months ended June 30, 2002 reflects first quarter savings in goodwill amortization of $22 and reductions in the cost of professional services.  Pageflex G&A for the three and six month periods ended June 30, 2002 versus the same periods ended June 30, 2001 reflects decreased employee insurance and administrative expense allocations, of approximately $62 and $123, respectively, attributable to the headcount reduction completed as part of the Company’s restructuring in the fourth quarter of 2001.  Pageflex also benefited from decreased goodwill amortization in connection with the Alaras acquisition of $65 and $130 for the three and six month periods ended June 30, 2002 as compared to the same periods ended June 30, 2001, respectively.  This goodwill amortization ceased in accordance with the Company’s adoption of SFAS No. 142 on January 1, 2002. See Note 1(d) in the Notes to the Consolidated Financial Statements included herewith for further information.  These decreases in Pagefelx G&A expenses were partially offset by increases in bad debt expense of $111 and $208, respectively, attributable to net recoveries of $(111) and $(226) for the three and six month periods ended June 30, 2001, respectively.

Loss on Investment in DiamondSoft, Inc.:

	June 30,	% of	June 30,	% of	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
THREE MONTHS ENDED
Gain (loss) on investment in DiamondSoft, Inc.	$43	1.9%	$(76)	(4.1)%	$119	156.6%

SIX MONTHS ENDED
Gain (loss) on investment in DiamondSoft, Inc.	$42	1.0%	$(151)	(4.3)%	$193	127.8%

     In March 1998 the Company made a $500 equity investment in DiamondSoft, Inc. (“DiamondSoft”) representing a 25% ownership interest.  During the year ended December 31, 2001 the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream’s ownership percentage to 31.7% at December 31, 2001 and June 30, 2002.  The gain  (loss) above represents the Company’s pro rata share of DiamondSoft’s net income (loss). (See Note 3 in the Notes to the Consolidated Financial Statements included herewith.)

Interest income, net:

	June 30,	% of	June 30,	% of	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
THREE MONTHS ENDED
Interest income, net	$19	0.9%	$64	3.4%	$(45)	(70.3)%

SIX MONTHS ENDED
Interest income, net	$42	1.0%	$151	4.3%	$(109)	(72.2)%

Interest income consists primarily of income earned on cash and money market instruments and has decreased as the Company has used cash to fund operations and also as the interest rates have decreased.

Provision for income taxes:

	June 30,	% of	June 30,	% of	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
THREE MONTHS ENDED
Income Tax Expense	$39	1.8%	$31	1.7%	$8	25.8%

SIX MONTHS ENDED
Income Tax Expense	$70	1.6%	$80	2.3%	$(10)	(12.5)%

    The Company’s provision for income taxes for the three and six month periods ended June 30, 2002 were attributable primarily to foreign income taxes.  Foreign taxes vary with Type OEM license royalties from customers in countries who have signed tax conventions with the United States including Japan, Korea, and Poland, and also with the results of operations from the Company’s location in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations and cash received from the sale of the Company’s MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998.  As of June 30, 2002, the Company had net working capital of $4,245 versus $4,688 at December 31, 2001.

     The Company used cash of approximately $196 and $266 to fund its operations during the six months ended June 30, 2002 and 2001, respectively. The cash was used primarily to fund the Company’s net losses. The net losses after adjustment for non-cash expenses resulted in the use of $337 and $1,604 in cash during the six months ended June 30, 2002 and 2001, respectively.  Changes in operating assets and liabilities resulted in cash savings of $141 and $1,338 for the six months ended June 30, 2002 and 2001, respectively.  During the six months ended June 30, 2002, the primary change in operating assets and liabilities was the increase in accounts payable and accruals of approximately $265.  During the six months ended June 30, 2001, the primary change in operating assets and liabilities was the collection of accounts receivable and the resulting $1,112 decrease in outstanding accounts receivable.

     The Company’s investing activities used cash of $129 and $477 for the six months ended June 30, 2002 and 2001, respectively.  Additions of property and equipment and intangible assets used $129 and $227 in cash for the six months ended June 30, 2002 and 2001, respectively.  During the six months ended June 30, 2001 the Company also increased its investment in DiamondSoft, Inc. by $250.

     The Company’s financing activities provided cash of $21 and $148 for the six months ended June 30, 2002 and 2001, respectively from the exercise of stock options.

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

As of June 30, 2002, the Company had no material commitments for capital expenditures.  From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company’s business.  Any such transactions consummated may use a portion of the Company’s working capital or require the issuance of equity or debt.  As of June 30, 2002, the Company had future minimum annual lease payments under the Company’s leased facilities of $201 for the remainder of 2002 and $301 for the year ended December 31, 2003.

NASDAQ LISTING REQUIREMENTS

The Company’s Common Stock currently trades on the NASDAQ National Market System.  Effective November 1, 2002, the NASDAQ has changed its National Market System continued listing standard from a minimum $4,000,000 net tangible asset requirement to a minimum $10,000,000 stockholders’ equity requirement.  Based on its financial position as of June 30, 2002, the Company would not meet the continued listing requirements for the National Market System that will apply to it as of November 1, 2002.  Although the Company is currently pursuing options to meet this new National Market System standard, if the Company is unable to qualify for continued listing as of November 1, 2002, the Company’s Common Stock is likely to be delisted from the NASDAQ National Market System.  In such event, the Company intends to apply for continued listing on the NASDAQ Small Cap Market.  Delisting from the National Market System or changing to the NASDAQ Small Cap Market may materially adversely affect the ability of the Company’s stockholders to sell their shares and may make it more difficult for the Company to raise additional funding through the sale of its equity securities.

PART 1, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provisions of this Statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. Under this standard, a liability for a cost associated with an exit or disposal activity formerly recognized upon the entity’s commitment to an exit plan are now recognized when the liability is incurred.  The Company does not expect SFAS No. 146 to have a material impact on its financial position or results of operations upon its adoption January 1, 2003.

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

        As of June 30, 2002, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

      The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.  The Company’s exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the six months ended June 30, 2002.  Currently the Company does not engage in foreign currency hedging activities.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)        Instruments defining the rights of the holders of any class of registered securities of the Company have not been materially modified during the three months ended June 30, 2002.

(b)       Rights evidenced by any class of registered securities of the Company have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended June 30, 2002.

(c)        There were no unregistered securities sold by the Company during the three months ended June 30, 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) On May 21, 2002, the Annual Meeting of Stockholders of the Company was held at the Boston Marriott Cambridge, Two Cambridge Center, Corner of Broadway and Third Street, Cambridge, Massachusetts 02142.

    (b) Charles Ying, George B. Beitzel, Amos Kaminski, Michael Lang and David G. Lubrano were elected at the Annual Meeting to serve as directors of the Company.

    (c) The following votes were tabulated on the aforementioned proposal:

1. To elect a board of five (5) directors to serve until the next Annual Meeting of Stockholders or until their respective successors are elected and qualified.

Nominee	For	Withheld Authority
George Beitzel	6,882,301	20,523
Amos Kaminski	6,882,301	20,523
Michael Lang	6,894,724	8,100
David Lubrano	6,883,301	19,523
Charles Ying	6,894,724	8,100

(d)       Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

  None

(b)     Reports on Form 8-K

          On April 30, 2002 the Company filed a Current Report on Form 8-K reporting a change in its independent accountants from Arthur Andersen LLP to PricewaterhouseCoopers LLP.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.
(Registrant)

SIGNATURE	TITLE	DATE
/s/ Anna M. Chagnon	President, Chief Operating Officer, Chief Financial Officer and General Counsel (Principal Financial Officer)	August 13, 2002
Anna M. Chagnon

/s/ James P. Dore	Corporate Controller (Principal Accounting Officer)	August 13, 2002
James P. Dore

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

        In connection with the Quarterly Report of the Company on Form 10Q for the period ended June 30, 2002 as filed with the Securities and Exchange on the date hereof (the “Report”), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his or her knowledge:

1.               The Report complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.               The information contained in the Report fairly presents, in all material respects, the financial condition and results of operation of the Company.

SIGNATURE	TITLE	DATE

/s/ Charles Ying		August 13, 2002
Charles Ying	Chief Executive Officer

/s/ Anna M. Chagnon		August 13, 2002
Anna M. Chagnon	President, Chief Operating Officer, Chief Financial Officer and General Counsel (Principal Financial Officer)