Form 10-Q
period 2002-09-30
BITSTREAM INC
filed 2002-11-14
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

or

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

On November 8, 2002 there were 8,475,125 shares of Class A Common Stock, par value $0.01 per share, of which 125,809 were designated as treasury shares, and no shares of Class B Common Stock, par value $0.01 per share, outstanding.

BITSTREAM INC. AND SUBSIDIARIES

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	September 30, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$4,979	$5,716
Accounts receivable, net of allowance of $34 and $53 at September 30, 2002 and December 31, 2001, respectively	536	679
Prepaid expenses and other current assets	107	122
Total current assets	5,622	6,517

Property and equipment, net	315	473
Other assets:
Restricted cash	300	300
Goodwill	727	727
Investment in DiamondSoft, Inc.	646	599
Intangible assets	243	218
Other assets	5	5
Total other assets	1,921	1,849
Total assets	$7,858	$8,839

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$253	$93
Accrued expenses	1,086	1,126
Current portion of deferred revenue	580	610
Total current liabilities	1,919	1,829

Long-term deferred revenue	10	14
Total liabilities	1,929	1,843

Stockholders’ equity :
Common stock, $0.01 par value Authorized - 30,500 shares Issued and outstanding- 8,475 at September 30, 2002 and 8,428 at December 31, 2001	85	84
Additional paid-in capital	32,411	32,383
Accumulated deficit	(26,207)	(25,111)
Treasury stock, at cost; 126 shares as of September 30, 2002 and December 31, 2001	(360)	(360)
Total stockholders’ equity	5,929	6,996

Total liabilities and stockholders’ equity	$7,858	$8,839

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
Software licenses	$1,588	$1,818	$5,373	$4,787
Services	259	296	820	826
Total revenue	1,847	2,114	6,193	5,613
Cost of revenue:
Software licenses	430	348	1,238	816
Services	104	124	298	300
Cost of revenue	534	472	1,536	1,116
Gross profit	1,313	1,642	4,657	4,497
Operating expenses:
Marketing and selling	572	645	1,699	2,201
Research and development	1,077	1,191	3,027	3,784
General and administrative	298	511	1,059	1,344
Total operating expenses	1,947	2,347	5,785	7,329
Operating loss	(634)	(705)	(1,128)	(2,832)

Gain (Loss) on investment in DiamondSoft, Inc.	5	(68)	47	(219)
Interest income, net	18	47	60	198
Loss before provision for income taxes	(611)	(726)	(1,021)	(2,853)

Provision for income taxes	5	59	75	139
Net loss	$(616)	$(785)	$(1,096)	$(2,992)

Basic and diluted net loss per share	$(0.07)	$(0.10)	$(0.13)	$(0.37)

Basic and diluted weighted average shares outstanding	8,335	8,075	8,318	8,019

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,096)	$(2,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	240	280
Amortization	53	391
Stock based compensation	(24)	5
(Gain) Loss on investment in DiamondSoft, Inc.	(47)	219
Changes in operating assets and liabilities:
Accounts receivable	143	975
Prepaid expenses and other assets	15	127
Accounts payable	160	81
Accrued expenses	(40)	(51)
Deferred revenue	(34)	164
Net cash used in operating activities	(630)	(801)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(82)	(180)
Additions to intangible assets	(78)	(146)
Investment in DiamondSoft, Inc.	—	(250)
Net cash used in investing activities	(160)	(576)
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the exercise of stock options/warrants	53	231
Net cash provided by financing activities	53	231

Net Decrease in Cash and Cash Equivalents	(737)	(1,146)
Cash and Cash Equivalents, beginning of period	5,716	7,149
Cash and Cash Equivalents, end of period	$4,979	$6,003

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for income taxes	$50	$188

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(1)                Significant Accounting Policies

Bitstream Inc. (“Bitstream”) together with its subsidiaries (collectively, the “Company”), headquartered in Cambridge, Massachusetts, is composed of three separate and distinct businesses:   (1) its type and technology (“Type”) business, which generates revenue primarily from the licensing of font rendering software and fonts to the embedded, set-top box, wireless device and information appliance markets; (2) MyFonts.com, a wholly owned subsidiary that was formed in late 1999 as the first e-commerce site to aggregate fonts from multiple vendors on one easy-to-use Web site (“MyFonts”); and (3) Pageflex, Inc., a wholly owned subsidiary that was formed in early 1999 to establish the Company as a leader in dynamic page composition technologies (“Pageflex”).

(a)          Basis of Presentation

The consolidated financial statements of the Company presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 2001 has been derived from the Company’s audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K, which was filed by the Company with the SEC on March 29, 2002.

The balance sheet as of September 30, 2002, the statements of operations for the three and nine months ended September 30, 2002 and 2001, the statements of cash flows for the nine months ended September 30, 2002 and 2001, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company for these interim periods.

The results of operations for the three and nine months ended September 30, 2002 may not necessarily be indicative of the results to be expected for the year ending December 31, 2002.

(b)  Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.  The Company places a majority of its cash investments in one highly-rated financial institution.  The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area.  Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company’s accounts receivable.  At September 30, 2002, three customers accounted for 22%, 18% and 11%, respectively, of the Company’s accounts receivable.   The Company does not have any off-balance sheet risks as of September 30, 2002.  At December 31, 2001, two customers accounted for 18% and 17%, respectively, of the Company’s accounts receivable.

For the three months and nine months ended September 30, 2002 and 2001, no single customer accounted for 10% or more of the Company’s consolidated revenue.  For the three months ended September 30, 2002, three customers of the Company’s Type segment accounted for 17%, 12% and 10%, respectively, of the revenue for that segment, one customer of the Pageflex segment accounted for 10% of the revenue for that segment and no customers accounted for 10% or more of the MyFonts segment’s revenue.  For the three months ended September 30, 2001, two customers of the Company’s Type segment accounted for 24% and 10%, respectively, of the revenue for that segment, one customer of the Pageflex segment accounted for 13% of the revenue for that segment, and no customers accounted for 10% or more of the MyFonts segment.  For the nine months ended September 30, 2002, two customers of the Company’s Type segment accounted for 10% each of the revenue for that segment, and no customers accounted for 10% or more of the Pageflex or MyFonts segments’ revenue.  For the nine months ended September 30, 2001, one customer of the Type segment accounted for 10% of the revenue for that segment, and no customers accounted for 10% or more of revenue for the Pageflex or MyFonts segments.

(c) Goodwill and other intangible assets (in thousands, except per share amounts)

Goodwill is stated at the unamortized cost as of December 31, 2001, less impairment adjustments if applicable, and consists of the following:

	September 30, 2002	December 31, 2001
Acquisition of Type Solutions, Inc.	$228	$228
Acquisition of Alaras Corporation	499	499

Goodwill	727	727
Embedded goodwill from equity investment in DiamondSoft, Inc. (Note 3)	557	557

Total Goodwill	$1,284	$1,284

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

The Company ceased all goodwill amortization effective January 1, 2002.  In addition, the Company tested recorded goodwill attributable to each reporting unit for impairment.  Management completed the initial impairment testing as of January 1, 2002 and determined that the fair value of its reporting units were greater than the carrying values for those units.  The Company has recorded goodwill embedded in its equity investment in DiamondSoft, Inc. of $557 as of September 30, 2002 and December 31, 2001, which is not attributable to a reporting unit.

The carrying amounts of goodwill attributable to each reporting unit are as follows:

	September 30, 2002	December 31, 2001
Type	$228	$228
MyFonts	—	—
Pageflex	499	499
	$727	$727

Had the Company applied the non-amortization provisions of SFAS No. 142 as of January 1, 2001, results of operations for the three months and nine months ended September 30, 2002 and 2001, would have been as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2002	2001	2002	2001
Reported net loss	$(616)	$(785)	$(1,096)	$(2,992)
Add: Goodwill amortization, net of tax	—	145	—	432

Adjusted net loss	$(616)	$(640)	$(1,096)	$(2,560)

Basic and diluted loss per share as reported	$(0.07)	$(0.10)	$(0.13)	$(0.37)

Basic and diluted pro forma loss per share	$(0.07)	$(0.08)	$(0.13)	$(0.32)

In connection with its adoption of SFAS 142, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate.  The components of the Company’s amortized intangible assets follow:

	September 30, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Marketing-related	$76	$(37)	$70	$(27)
Technology-based	361	(157)	289	(114)
Total	$437	$(194)	$359	$(141)

Amortization expense for intangible assets for the three months and nine months ended September 30, 2002 was $19 and $53, respectively.  Amortization expense for finite-lived intangibles for the year ended December 31, 2001 was $59.  Estimated amortization for the remainder of 2002 and the five succeeding years follows:

Estimated Amortization Expense
2002 (remainder)	$19
2003	73
2004	67
2005	51
2006	27
2007	6
$243

(d)  Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company does not expect SFAS No. 143 to have a material impact on its financial position or results of operations upon its adoption on January 1, 2003.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The provisions of this Statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. Under this standard, a liability for a cost associated with an exit or disposal activity formerly recognized upon the entity’s commitment to an exit plan is now recognized when the liability is incurred.  The Company does not expect SFAS No. 146 to have a material impact on its financial position or results of operations upon its adoption on January 1, 2003.

(2)                Loss Per Share (in thousands)

Basic earnings or loss per share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the effect of the conversion of potentially dilutive securities, such as stock options, based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive.  As a result there is no difference between the Company’s basic and diluted loss per share for the three and nine month periods ended September 30, 2002 and 2001.

If the Company had reported a profit for these periods, the potential common shares would have increased the weighted average shares outstanding by 573 and 1,262 shares for the three months ended September 30, 2002 and 2001, respectively, and by 1,120 and 993 for the nine months ended September 30, 2002 and 2001, respectively.  In addition, there were warrants and options outstanding to purchase 1,082 and 884 shares for the three months and nine months ended September 30, 2002, respectively, and 262 and 278 shares for the three months and nine months ended September 30, 2001 that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company’s common stock.  These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(3)                Investment (in thousands, except percentages)

On March 13, 1998, the Company made a $500 or 25% equity investment, accounted for under the equity method, in DiamondSoft, Inc. (“DiamondSoft”), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. During the year ended December 31, 2001 the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream’s ownership percentage to 31.7% at December 31, 2001, which remained unchanged as of September 30, 2002.

Gains (losses) for the three months and nine months ended September 30, 2002, and 2001 related to the Company’s investment in DiamondSoft totaled approximately $5 and $47, and  $(68) and $(219), respectively, and are included in the accompanying consolidated statements of operations.  The Company has recorded goodwill related to this investment equal to the difference between the amount paid for the investment and the Company’s share of DiamondSoft’s underlying net assets at the time of each investment.  Losses for the three months and nine months ended September 30, 2001 included $28 and $80, respectively, in amortization.  This goodwill amortization ceased in accordance with the Company’s adoption of SFAS No. 142 on January 1, 2002. (See Note 1(c))

On June 19, 2000, the Company deposited $300 into a money market account at Wells Fargo Bank to secure a $300 line of credit granted DiamondSoft by that bank.  This cash, which continues to secure the line of credit, is presented on the Company’s consolidated balance sheet as restricted cash.

(4)   Accrued Expenses, (in thousands)

Accrued expenses consist of the following:

	September 30, 2002	December 31, 2001
Accrued royalties	$208	$226
Payroll and other compensation	634	510
Accrued professional and consulting services	158	197
Other	86	193
Total	$1,086	$1,126

(5)                Segment Reporting (in thousands):

The Company has determined it has three reportable segments: (i) its Type segment; (ii) its Pageflex segment and (iii) its MyFonts segment.  The Company’s reportable segments are strategic business units that sell the Company’s products through distinct distribution channels. They are managed separately as each business requires different marketing strategies.  The Company’s approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.  Revenue from the MyFonts segment includes revenue from products it purchases from the Type segment.  Inter-segment revenue of $82 and $249 for the three months and nine months ended September 30, 2002, respectively, and $54 and $132 for the three months and nine months ended September 30, 2001, respectively, have been eliminated from MyFonts’ segmented revenue below, as well as from the Company’s consolidated financial statements.  The Company evaluates performance based on profit or loss from operations before income taxes, not including non-recurring gains and losses.

The following table sets forth the Company’s revenue and income (loss) from operations by segment:

For the Three months ended September 30,

For the Nine months ended September 30,

	2002	2001	2002	2001
Revenue (from external customers):
Type	$1,035	$1,414	$3,437	$3,767
MyFonts	394	144	987	337
Pageflex	418	556	1,769	1,509
Consolidated revenue	$1,847	$2,114	$6,193	$5,613

Segment (loss) income from operations:
Type	$(76)	$248	$15	$64
MyFonts	(82)	(690)	(273)	(584)
Pageflex	(476)	(263)	(870)	(2,312)
Consolidated loss from operations	$(634)	$(705)	$(1,128)	$(2,832)

(6)                Geographical Reporting (in thousands):

The Company attributes revenues to different geographical areas on the basis of the location of the customer. All of the Company’s product sales for the three months and nine months ended September 30, 2002 and 2001 were shipped from its headquarters located in the United States or its office located in Cheltenham, England. Revenues by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenue:
United States	$992	$1,078	$3,866	$2,914
Japan	225	221	708	796
United Kingdom	173	142	373	425
Canada	199	—	414	296
Korea	—	374	—	432

Other (Countries less than 5%)	258	299	832	750

Total revenue	$1,847	$2,114	$6,193	$5,613

Long-lived tangible assets by geographic area are as follows:

	September 30, 2002	December 31, 2001
United States	$295	$452
England	20	21
Total	$315	$473

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

Bitstream Inc. (“Bitstream” or the “Company”), headquartered in Cambridge, Massachusetts, is composed of three separate and distinct businesses: (1) its type and technology (“Type”) business, which generates revenue primarily from the licensing of font rendering software and fonts to the embedded, set-top box, wireless device and information appliance markets; (2) MyFonts.com, a wholly owned subsidiary that was formed in late 1999 as the first e-commerce site to aggregate fonts from multiple vendors on one easy-to-use Web site (“MyFonts”); and (3) Pageflex, Inc., a wholly owned subsidiary that was formed in early 1999 to establish the Company as a leader in dynamic page composition technologies (“Pageflex”).

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

RESULTS OF OPERATIONS (in thousands, except percent amounts)

Consolidated Gross Profit:

	SEPTEMBER 30,
	2002	% of Revenue	2001	% of Revenue	Change
					Dollars	Percent
THREE MONTHS ENDED
Revenue
Software licenses	$1,588	86.0%	$1,818	86.0%	$(230)	(12.7)%
Services	259	14.0	296	14.0	(37)	(12.5)
Total revenue	1,847	100.0	2,114	100.0	(267)	(12.6)
Cost of Revenue
Software licenses	430	23.3	348	16.5	82	23.6
Services	104	5.6	124	5.9	(20)	(16.1)
Total cost of revenue	534	28.9	472	22.3	62	13.1

Gross Profit	$1,313	71.1%	$1,642	77.7%	$(329)	(20.0)%

NINE MONTHS ENDED
Revenue
Software licenses	$5,373	86.8%	$4,787	85.3%	$586	12.2%
Services	820	13.2	826	14.7	(6)	(0.7)
Total revenue	6,193	100.0	5,613	100.0	580	10.3
Cost of Revenue
Software licenses	1,238	20.0	816	14.5	422	51.7
Services	298	4.8	300	5.3	(2)	(0.7)
Total cost of revenue	1,536	24.8	1,116	19.9	420	37.6

Gross Profit	$4,657	75.2%	$4,497	80.1%	$160	3.6%

The decrease in revenue for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 was attributable to decreased revenue in the Company’s Type and Pageflex segments of $379 and $138, respectively, partially offset by an increase in MyFonts revenue of $250.  The increase in revenue for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 was attributable to an increase in revenue in the Company’s MyFonts and Pageflex segments of $650 and $260, respectively, partially offset by a decrease in the Type segments revenue of $330.  The increase in cost of revenue for the three months and nine months ended September 30, 2002 as compared to the three months and nine months ended September 30, 2001 was primarily due to increased royalty expense for the Company’s MyFonts segment resulting from increased sales. Cost of revenue for the Company includes royalties and fees paid to third parties for the development or license of rights to technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, and costs associated with the duplication, packaging and shipping of product. Gross profit generated by each segment is discussed in more detail below.

Type Gross Profit:

	SEPTEMBER 30,
		% of		% of	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
THREE MONTHS ENDED
Revenue
Software licenses	$960	92.8%	$1,308	92.5%	$(348)	(26.6)%
Services	75	7.2	106	7.5	(31)	(29.2)
Total revenue	1,035	100.0	1,414	100.0	(379)	(26.8)
Percentage of total revenue	56.1%		66.9%

Cost of Revenue
Software licenses	94	9.8	208	15.9	(114)	(54.8)
Services	40	53.3	48	45.3	(8)	(16.7)
Total cost of revenue	134	12.9	256	18.1	(122)	(47.7)

Gross Profit	$901	87.1%	$1,158	81.9%	$(257)	(22.2)%

NINE MONTHS ENDED
Revenue
Software licenses	$3,147	91.6%	$3,410	90.5%	$(263)	(7.7)%
Services	290	8.4	357	9.5	(67)	(18.8)
Total revenue	3,437	100.0	3,767	100.0	(330)	(8.8)
Percentage of total revenue	55.5%		67.1%

Cost of Revenue
Software licenses	361	11.5	437	12.8	(76)	(17.4)
Services	122	42.1	165	46.2	(43)	(26.1)
Total cost of revenue	483	14.1	602	16.0	(119)	(19.8)

Gross Profit	$2,954	85.9%	$3,165	84.0%	$(211)	(6.7)%

The decrease in Type revenue for the three months ended September 30, 2002 versus the three months ended September 30, 2001 was the result of decreases in revenue from OEM sales and OEM custom design services of $367 and $29, respectively.  This decrease was partially offset by an increase in revenue from direct sales of $19, which was primarily attributable to an increase in Internet sales. OEM revenue for the three months ended September 30, 2001 included two licenses of the Company’s Font Fusion product, which generated substantial license fees, but were not replicated in the three months ended September 30, 2002. The Company’s management believes that license fees and royalties from, the Company’s technology products for the three months ended September 30, 2002 were lower than in the prior year because of concerns about the economy.  The decrease in revenue for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 was primarily the result of a decrease in OEM license revenue of $246, a decrease in retail product sales of $17 and a decrease in revenue from custom design services of $37.  Retail sales of the Company’s Type products and custom design work have decreased during the past year because of consumer concerns about the economy and decreases in spending.  Retail sales over the Internet have been increasing throughout the year and for the three months ended September 30, 2002 have been greater than the decrease in reseller and other direct sales.  Cost of revenue for the three and nine month periods ended September 30, 2002 has decreased as compared to the same periods ended September 30 2001 primarily because of the decrease in revenue.

MyFonts Gross Profit:

SEPTEMBER 30

		% of		% of	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
THREE MONTHS ENDED
Revenue
Software licenses	$394	100.0%	$144	100.0%	$250	173.6%
Total revenue	394	100.0	144	100.0	250	173.6
Percentage of total revenue	21.3%		6.8%

Cost of Revenue
Software licenses	318	80.7	114	79.2	204	178.9
Total cost of revenue	318	80.7	114	79.2	204	178.9

Gross Profit	$76	19.3%	$30	20.8%	$46	153.3%

NINE MONTHS ENDED
Revenue
Software licenses	$987	100.0%	$337	100.0%	$650	192.9%
Total revenue	987	100.0	337	100.0	650	192.9
Percentage of total revenue	15.9%		6.0%

Cost of Revenue
Software licenses	801	81.2	263	78.0	538	204.6
Total cost of revenue	801	81.2	263	78.0	538	204.6

Gross Profit	$186	18.8%	$74	22.0%	$112	151.4%

Revenue for MyFonts has increased as consumer purchases of the Company’s products has increased.  MyFonts has also been successfully increasing the number of fonts available on its site and the number of foundries participating. In August 2002, MyFonts enhanced its website making it easier for customers to navigate within the site and find the fonts in which they are interested. Myfonts has attracted new purchasers while also retaining existing customers.  Existing customers accounted for 25% to 30% of orders during the first nine months of 2002.  Inter-company sales, which MyFonts generated from the resale of Bitstream fonts, have been excluded.  Total MyFonts revenue, before the elimination of inter-company royalties resulting from the resale of Bitstream products, for the three months ended September 30, 2002 increased $278 or 140.4% to $476 from $198 for the three months ended September 30, 2001.  Cost of revenue increased primarily because the sales of fonts from non-affiliated foundries increased.  Royalties payable to non-affiliated foundries on sales of their fonts are approximately 80% of the revenue generated.

Pageflex Gross Profit:

	September 30,
		% of		% of	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
THREE MONTHS ENDED
Revenue
Software licenses	$234	56.0%	$366	65.8%	$(132)	(36.1)%
Services	184	44.0	190	34.2	(6)	(3.2)
Total revenue	418	100.0	556	100.0	(138)	(24.8)
Percentage of total revenue	22.6%		26.3%

Cost of Revenue
Software licenses	18	7.7	26	7.1	(8)	(30.8)
Services	64	34.8	76	40.0	(12)	(15.8)
Total cost of revenue	82	19.6	102	18.3	(20)	(19.6)

Gross Profit	$336	80.4%	$454	81.7%	$(118)	(26.0)%

NINE MONTHS ENDED
Revenue
Software licenses	$1,239	70.0%	$1,040	68.9%	$199	19.1%
Services	530	30.0	469	31.1	61	13.0
Total revenue	1,769	100.0	1,509	100.0	260	17.2
Percentage of total revenue	28.6%		26.9%

Cost of Revenue
Software licenses	76	6.1	116	11.2	(40)	(34.5)
Services	176	33.2	135	28.8	41	30.4
Total cost of revenue	252	14.2	251	16.6	1	0.4

Gross Profit	$1,517	85.8%	$1,258	83.4%	$259	20.6%

The decrease in Pageflex revenue for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 was the result of a decrease in sales of Mpower, as well as, a decrease in related training and consulting service revenue.  Concerns over the economy caused a delay in the closure of certain Mpower sales. Sales closed in quarters prior to the quarter ended September 30, 2002 helped increase Pageflex revenue for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001.  The decrease in cost of revenue for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 was primarily attributable to the decrease in Mpower sales.  For the nine months ended September 30, 2002 this decrease was offset by increased payroll costs resulting from the reassignment of two employees to provide support and infrastructure to the Company’s increased customer base during the first quarter of 2002.

Marketing and Selling:

	SEPTEMBER 30,
		% of Segment		% of Segment	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
THREE MONTHS ENDED
Type	$303	29.3%	$333	23.6%	$(30)	(9.0)%
MyFonts	6	1.5	43	29.9	(37)	(86.0)
Pageflex	263	62.9	269	48.4	(6)	(2.2)
Consolidated marketing And selling	$572	31.0%	$645	30.5%	$(73)	(11.3)%

NINE MONTHS ENDED
Type	$915	26.6%	$1,111	29.5%	$(196)	(17.6)%
MyFonts	33	3.3	58	17.2	(25)	(43.1)
Pageflex	751	42.5	1,032	68.4	(281)	(27.2)
Consolidated marketing And selling	$1,699	27.4%	$2,201	39.2%	$(502)	(22.8)%

The decrease in marketing and selling expenses for the three month and nine month periods ended September 30, 2002 as compared to the three month and nine month periods ended September 30, 2001 reflects expense reductions implemented by management in the fourth quarter of 2001.  Type marketing and selling expenses for the three months ended September 30, 2002 decreased primarily due to decreased trade shows costs of $35. The decrease for the nine months ended September 30, 2002 was primarily attributable to a decrease in trade show expenses of $49, a decrease in print and production costs of $15, a decrease in outside consulting expenses of $25, and employee related costs of $60, combined with a currency exchange gain from the sales office in the UK of $36. Pageflex marketing and selling expenses decreased for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 primarily as the result of a decrease in employee related expenses of $5. The Pageflex decrease for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001 was primarily attributable to decreases in employee head-count related expenses, outside consulting expenses, and trade show expenses of $177, $36 and $44, respectively.  Myfonts marketing and selling expenses decreased primarily due to a decrease in trade show and print advertising expenses of $30 and $26 for the three and nine month periods ended September 30, 2002, respectively, as compared to the same periods ended September 30, 2001.

Research and Development (“R&D”):

	SEPTEMBER 30,
		% of Segment		% of Segment	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
THREE MONTHS ENDED
Type	$500	48.3%	$381	26.9%	$119	31.2%
MyFonts	135	34.3	237	164.6	(102)	(43.0)
Pageflex	442	105.7	573	103.1	(131)	(22.9)
Consolidated research and development	$1,077	58.3%	$1,191	56.3%	$(114)	(9.6)%

NINE MONTHS ENDED
Type	$1,411	41.1%	$1,310	34.8%	$101	7.7%
MyFonts	360	36.5	553	164.1	(193)	(34.9)
Pageflex	1,256	71.0	1,921	127.3	(665)	(34.6)
Consolidated research and development	$3,027	48.9%	$3,784	67.4%	$(757)	(20.0)%

The decrease in R&D expenses for the three and nine month periods ended September 30, 2002 as compared to the same periods ended September 30, 2001 is primarily attributable to cost reductions adopted during the fourth quarter of 2001. This decrease was partially offset by an increase in R&D expenses for the Type segment.  The increase in Type R&D expense was primarily due to an increase in internally allocated resources and outside consulting for product development, including the Company’s new ThunderHawk wireless browser, of $104, and increased facility charges of $41 and $81 for the three and nine month periods, respectively.  This increase was partially offset by a decrease in goodwill amortization of technology associated with the acquisition of Type Solutions, Inc. of $30 and $89, respectively for the same periods, resulting from the Company’s adoption of SFAS No. 142 effective January 1, 2002.  See Note 1(c) in the Notes to the Consolidated Financial Statements included herewith.  The decrease in MyFonts R&D expense for the three and nine month periods ended September 30, 2002 as compared to the same periods ended September 30, 2001 was primarily the result of the decreased use of outside consultants and the absorption of that work by Company employees which resulted in savings of approximately $131 and $221, respectively.  This decrease was partially offset by increased facility-related charges of $15 and $20, respectively, over the same periods.  The decrease in Pageflex R&D expense for the three and nine month periods ended September 30, 2002 as compared to the same periods ended September 30, 2001 was primarily attributable to employee headcount reductions, which resulted in savings of $80 and $389, respectively.  The Pageflex segment reassigned two employees to customer support positions, which are included in cost of revenue, and decreased R&D expenses for the three and nine month periods ended September 30, 2002 as compared to the same periods ended September 30, 2001 by $51 and $150, respectively.  Pageflex also decreased the outsourcing of engineering projects, which resulted in savings of $5 and $89 for the three month and nine month periods ended September 30, 2002 as compared to the same periods ended September 30, 2001, respectively.

General and Administrative (“G&A”):

	SEPTEMBER 30,
		% of Segment		% of Segment	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
THREE MONTHS ENDED
Type	$174	16.8%	$196	13.9%	$(22)	(11.2)%
MyFonts	17	4.3	13	9.0	4	30.8
Pageflex	107	25.6	302	54.3	(195)	(64.6)
Consolidated general and administrative	$298	16.1%	$511	24.2%	$(213)	(41.7)%

NINE MONTHS ENDED
Type	$613	17.8%	$680	18.1%	$(67)	(9.9)%
MyFonts	66	6.7	47	13.9	19	40.4
Pageflex	380	21.5	617	40.9	(237)	(38.4)
Consolidated general and administrative	$1,059	17.1%	$1,344	23.9%	$(285)	(21.2)%

The decrease in Type G&A expenses for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 was primarily the result of a $118 change in an estimate associated with the Company’s sale of two product lines to Inso Corporation in August 1998.  In addition, Type G&A expenses decreased for the three months ended September 30, 2002 as compared to the three months ended September 30, 2001 by $22 in goodwill amortization related to the acquisition of Mainstream Software Solutions, Ltd., which was fully amortized as of December 31, 2001.  These decreases were partially offset by increases in facility costs of $42, commercial and employee health insurance costs of $35, and a decrease in the amount of administrative expense allocated to Pageflex of $56.  The decrease in Type G&A expenses for the nine months ended September 30, 2002 versus the nine months ended September 30, 2001 included the $118 change in the estimate and $67 in goodwill amortization discussed above, as well as, decreases in employee salaries and travel expenses of $61, equipment costs of $25, and outside services related to the Company’s annual report and proxy production of $50.  These decreases were partially offset by increases in facility costs of $48, commercial and employee health insurance costs of $83, and a decrease in the amount of administrative expense allocated to Pageflex of $113.  MyFonts G&A expenses increased because of increased internally allocated expenses from the Company’s Type segment.  Pageflex G&A for the three and nine month periods ended September 30, 2002 versus the same periods ended September 30, 2001 reflects decreased employee insurance costs of $20 and $85, respectively, and administrative expense allocations of $56 and $113 respectively, attributable to the headcount reduction completed as part of the Company’s restructuring in the fourth quarter of 2001.  Pageflex also benefited from decreased goodwill amortization in connection with the Alaras acquisition of $65 and $195 for the three and nine month periods ended September 30, 2002 as compared to the same periods ended September 30, 2001, respectively.  This goodwill amortization ceased in accordance with the Company’s adoption of SFAS No. 142 on January 1, 2002. See Note 1(c) in the Notes to the Consolidated Financial Statements included herewith for further information.  Pageflex G&A expenses for the three months ended September 30, 2002 also decreased due to a decrease in bad debt expense of $56 as compared to the three months ended September 30, 2001. The Pageflex decreases for the nine months ended September 30, 2002 were partially offset by an increase in bad debt expense of $152 attributable to a net recovery of $(170) for the nine months ended September 30, 2001.

Gain (loss) on Investment in DiamondSoft, Inc.:

	SEPTEMBER 30,
		% of		% of	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
THREE MONTHS ENDED
Gain (loss) on investment in DiamondSoft, Inc.	$5	0.3%	$(68)	(3.2)%	$73	107.4%

NINE MONTHS ENDED
Gain (loss) on investment in DiamondSoft, Inc.	$47	0.8%	$(219)	(3.9)%	$266	121.5%

In March 1998 the Company made a $500 equity investment in DiamondSoft, Inc. (“DiamondSoft”) representing a 25% ownership interest.  During the year ended December 31, 2001, the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream’s ownership percentage to 31.7% at December 31, 2001 and September 30, 2002.  The gain (loss) above represents the Company’s pro rata share of DiamondSoft’s net income (loss). (See Note 3 in the Notes to the Consolidated Financial Statements included herewith.)

Interest income, net:

	SEPTEMBER 30,
		% of		% of	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
THREE MONTHS ENDED
Interest income, net	$18	1.0%	$47	2.2%	$(29)	(61.7)%

NINE MONTHS ENDED
Interest income, net	$60	1.0%	$198	3.5%	$(138)	(69.7)%

Interest income consists primarily of income earned on cash and money market instruments and has decreased as the Company has used cash to fund operations and also as interest rates have decreased.

Provision for income taxes:

	SEPTEMBER 30,
		% of		% of	Change
	2002	Revenue	2001	Revenue	Dollars	Percent
THREE MONTHS ENDED
Income Tax Expense	$5	0.3%	$59	2.8%	$(54)	(91.5)%

NINE MONTHS ENDED
Income Tax Expense	$75	1.2%	$139	2.5%	$(64)	(46.0)%

The Company’s provision for income taxes for the three and nine month periods ended September 30, 2002 and 2001 were attributable primarily to foreign income taxes.  Foreign taxes vary with Type OEM license royalties from customers in countries who have signed tax conventions with the United States including Japan, Korea, and Poland, and also with the results of operations from the Company’s location in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES (in thousands)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations and cash received from the sale of the Company’s MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998.  As of September 30, 2002, the Company had net working capital of $3,703 versus $4,688 at December 31, 2001.

The Company used cash of approximately $630 and $801 to fund its operations during the nine months ended September 30, 2002 and 2001, respectively. The cash was used primarily to fund the Company’s net losses. The net losses after adjustment for non-cash expenses resulted in the use of $874 and $2,097 in cash during the nine months ended September 30, 2002 and 2001, respectively.  Changes in operating assets and liabilities resulted in cash savings of $244 and $1,296 for the nine months ended September 30, 2002 and 2001, respectively.  During the nine months ended September 30, 2002, the primary change in operating assets and liabilities was the increase in accounts payable and a decrease in accounts receivable of approximately $160 and $143, respectively.  During the nine months ended September 30, 2001, the primary change in operating assets and liabilities was the collection of accounts receivable which resulted in a  $975 decrease in outstanding accounts receivable.

The Company’s investing activities used cash of $160 and $576 for the nine months ended September 30, 2002 and 2001, respectively.  Additions of property and equipment and intangible assets used $160 and $326 in cash for the nine months ended September 30, 2002 and 2001, respectively.  During the nine months ended September 30, 2001 the Company also increased its investment in DiamondSoft, Inc. by $250.

The Company’s financing activities provided cash of $53 and $231 for the nine months ended September 30, 2002 and 2001, respectively from the exercise of stock options.

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

As of September 30, 2002, the Company had no material commitments for capital expenditures.  From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company’s business.  Any such transactions consummated may use a portion of the Company’s working capital or require the issuance of equity or debt.  As of September 30, 2002, the Company had future minimum annual lease payments under the Company’s leased facilities of $100 for the remainder of 2002 and $301 for the year ended December 31, 2003.

NASDAQ LISTING REQUIREMENTS

The Company’s Common Stock currently trades on the NASDAQ National Market System.  Effective November 1, 2002, the NASDAQ has changed its National Market System continued listing standard from a minimum $4,000,000 net tangible asset requirement to a minimum $10,000,000 stockholders’ equity requirement.  Based on its financial position as of September 30, 2002, the Company would not meet the continued listing requirements for the National Market System that will apply to it as of November 1, 2002.  Although the Company is currently pursuing options to meet this new National Market System standard, if the Company is unable to qualify for continued listing, the Company’s Common Stock is likely to be delisted from the NASDAQ National Market System.  In such event, the Company intends to apply for continued listing on the NASDAQ Small Cap Market.  Delisting from the National Market System or changing to the NASDAQ Small Cap Market may materially adversely affect the ability of the Company’s stockholders to sell their shares and may make it more difficult for the Company to raise additional funding through the sale of its equity securities.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset.  SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Company does not expect SFAS No. 143 to have a material impact on its financial position or results of operations upon its adoption on January 1, 2003.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which supercedes EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).”  The provisions of this Statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. Under this standard, a liability for a cost associated with an exit or disposal activity formerly recognized upon the entity’s commitment to an exit plan are now recognized when the liability is incurred.  The Company does not expect SFAS No. 146 to have a material impact on its financial position or results of operations upon its adoption on January 1, 2003.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of September 30, 2002, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.  The Company’s exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the nine months ended September 30, 2002.  Currently the Company does not engage in foreign currency hedging activities.

PART I, ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, each of Charles Ying, the Chief Executive Officer of the Company, and Anna Chagnon, the Chief Financial Officer of the Company, have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and forms.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is not a party to any material litigation.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)        Instruments defining the rights of the holders of any class of registered securities of the Company have not been materially modified during the three months ended September 30, 2002.

(b)       Rights evidenced by any class of registered securities of the Company have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended September 30, 2002.

(c)        There were no unregistered securities sold by the Company during the three months ended September 30, 2002.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended

September 30, 2002.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	99	Additional Exhibits
	99.1	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.

(Registrant)

SIGNATURE	TITLE	DATE

/s/ Anna M. Chagnon	President, Chief Operating Officer, Chief Financial Officer and General Counsel (Principal Financial Officer)	November 12, 2002
Anna M. Chagnon

/s/ James P. Dore	Corporate Controller (Principal Accounting Officer)	November 12, 2002
James P. Dore

CERTIFICATION

I, Charles Ying, Chief Executive Officer of Bitstream Inc., certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Bitstream Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors:

a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURE	TITLE	DATE

/s/ Charles Ying	Chief Executive Officer	November 12, 2002
Charles Ying

CERTIFICATION

I, Anna Chagnon, President and Chief Financial Officer of Bitstream Inc., certify that:

2.   I have reviewed this quarterly report on Form 10-Q of Bitstream Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)                presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors:

c)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURE	TITLE	DATE

/s/ Anna M. Chagnon	President, Chief Operating Officer, Chief Financial Officer and General Counsel (Principal Financial Officer)	November 12, 2002
Anna M. Chagnon