Form 10-K
period 2002-12-31
BITSTREAM INC
filed 2003-03-31
CIK 818813

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
COMMISSION FILE NUMBER: 0-21541

BITSTREAM INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2744890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
215 First Street, Cambridge, Massachusetts 02142-1270 (Address of principal executive offices)

Registrant's telephone number, including area code: (617) 497-6222

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 14, 2003 was approximately $14.5 million.

        On March 14, 2003, there were 8,475,125 shares of Class A Common Stock, par value $0.01 per share, of which 125,809 were designated as treasury shares and no shares of Class B Common Stock, par value $0.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive proxy statement for the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

PART I

ITEM 1. BUSINESS

GENERAL

        Bitstream Inc. ("Bitstream" or the "Company"), headquartered in Cambridge, Massachusetts, is composed of three separate and distinct businesses: (1) Type, in which Bitstream develops and licenses its ThunderHawk browser, which has been designed specifically for browsing on handheld devices using the Company's font technology to corporations, wireless carriers, and end users, and its font technology, fonts, and custom font designs to manufacturers of information appliances, wireless devices, set-top boxes, embedded systems, printers, and personal digital assistants; (2) MyFonts.com, a showcase of the world's fonts in one easy-to-use e-commerce Web site operated by Bitstream's wholly-owned subsidiary, MyFonts.com, Inc. ("MyFonts"); and (3) Pageflex, in which the Company's wholly-owned subsidiary Pageflex, Inc. ("Pageflex") develops, markets and supports personal and enterprise server-based composition software for customizing template-based designs from Web forms or Pageflex's .EDIT interactive WYSIWYG browser-based Webtop publishing software or databases.

        Bitstream was founded in 1981 as the first independent digital typeface supplier to computer hardware and software developers. The Company's library of typeface products are used by original equipment manufacturers ("OEMs"), independent software vendors ("ISVs"), and end users around the world in the creation of electronic documents. The Company was also an early developer of font rendering software for hardware and software developers. Its font display technologies are used to provide font-scaling functionality to operating systems, applications, network servers, computer printers, set-top boxes, personal digital assistants (PDAs), and other embedded systems and information appliances. More recently, Bitstream has focused its product development and marketing efforts on developing a leading-edge browser for handheld devices named ThunderHawk™. ThunderHawk gives users of small handheld devices complete wireless access to any Web page in a format that can be viewed easily without excessive scrolling or the use of repurposed content. The Company has also focused its efforts in the Type segment on technology solutions that address the font-related browsing issues of small embedded systems and information appliances, and Linux operating systems and applications. These include the development of extremely compact fonts for large Asian language character sets, including Traditional Chinese, Simplified Chinese, Japanese, and Korean.

        In January 1999, the Company established Pageflex as a wholly-owned subsidiary for the purpose of developing, marketing and supporting on-demand marketing and composition solutions based on its NuDoc™ XML-based composition engine and related technology. Pageflex has developed Mpower™, an enterprise solution that allows companies to dynamically create customized business documents, Persona™, a variable data desktop publishing application designed to produce personalized documents, and .EDIT which is a java-browser-based interactive WYSIWYG composition software that presents the user with templates they can then customize. These templates are controlled by design rules and access permissions that leave the original designer with far greater control over the design and branding of the final result than with conventional Desktop publishing tools. These products are based on the NuDoc™ XML-based composition engine, which uses flexible design templates incorporating "spring-loaded" text and image containers that dynamically adjust page layouts based on the sizes and shapes of the variable text and images that flow into them. Text and image containers resize and reposition to automatically maintain the design integrity of each document. Built on open standards, Pageflex products import data from any ODBC-compliant database and use XML as the data format between databases and page composition.

        In December 1999, MyFonts was founded as a wholly-owned subsidiary of Bitstream to provide the world's most complete source of digital fonts in a single comprehensive Web site. The MyFonts.com Web site provides one of the largest collections of fonts ever assembled for on-line delivery, and offers easy ways to find and purchase fonts on-line, unique typographic resources, and a forum for interacting with type graphics experts and peers. By hosting fonts from a wide variety of font foundries and designers, MyFonts aims to be the single choice for finding and purchasing fonts on the Web.

        The markets in which the Company participates are intensely competitive, evolving and subject to rapid technological change. The Company expects competition to persist and to increase in the future. The Company believes that while it competes with no single organization across its entire product line, a variety of companies offer products that compete with some of its products. Certain of the Company's competitors have greater name recognition, a larger customer base and significantly greater financial, technical, and marketing resources than the Company. Future sales of the Company's products will depend upon the Company's ability to develop or acquire, on a timely basis, new products or enhanced versions of its existing products that compete successfully with products offered by developers of competing technologies. There can be no assurance that the Company will be able to compete successfully against current or future competitors, or that competitive pressures faced by the Company will not materially adversely affect its business, financial condition and results of operations.

TYPE

INDUSTRY BACKGROUND

        The rapid growth in the use of personal computers, advanced software applications and laser printers has dramatically transformed the document creation, production, and distribution process, giving rise to the widespread use of word processing and desktop publishing applications. Underlying the growth in word processing and desktop publishing were enabling technologies such as page description languages, printer control languages, and outline font technologies. Adobe's PostScript Type 1 format ("Type 1"), the original outline font technology, gained acceptance among graphic artists and the high-end electronic publishing market due to the technology's close links to high-resolution output devices used in service bureaus and publishing houses. TrueType was developed by Apple Computer, Inc. ("Apple"), as an alternative outline font technology to Type 1 and is integrated into the Windows and Macintosh operating systems.

        The increased use of distributed client/server network architectures in the 1990s resulted in complex computing environments composed of mixed operating systems and multiple networking protocols. To create, transport, view, and print text-based digital information in such an environment, while preserving the appearance intended by the document's author, each individual computer must have specific font software and hardware drivers to display or print the document as the author intended. If a user's system did not have a particular font used by the author or attempted to output a document to a device that differs from the device on which the document was originally created, the user's end-product often lacked the font fidelity and appearance intended by the creator. For example, if an output device prints a document with a font substituted in place of the author's original font, a complete loss of original pagination or formatting within the document can often result. Such a result would make it difficult, if not impossible, for multiple users to review and comment collaboratively on the same document. Difficulties in retaining text integrity can be further complicated when users try to incorporate non-Latin fonts, such as Japanese, Chinese, Korean, Greek, or Hebrew, because font substitution for non-Latin fonts is typically not available in most operating systems and output devices.

        Currently, techniques used to present text and graphics are based on existing desktop publishing technologies and, when used in new distribution media, often result in a loss of visual integrity, degraded system performance, or both. To efficiently deliver digital information that retains the author's intended visual impression, computer systems must use enabling technologies that reduce file size, minimize bandwidth consumption, and operate reliably across heterogeneous computing environments. The evolution of real time operating systems, cellular telephone operating systems, wireless Internet devices, PDAs, set-top boxes, information appliances, and embedded systems in general, will require the transition from text being displayed on these devices as bitmaps, as is currently done today, to text that can be scaled to fit the content being viewed on the device. Clear text that is easy to read on any device, at any size, and at any resolution is immeasurably important.

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

        The Company believes that certain features of its products such as their performance, system scalability, cross-platform portability, small file application size, and high typographic quality, will facilitate their adaptation to new and emerging markets. These markets include the Internet, information appliances, corporate intranets, embedded systems, set-top boxes, high definition televisions, multi-function devices (e.g. combined printer/fax/copiers), and handheld and wireless devices. Bitstream is currently developing, adapting and marketing its enabling technologies and font products to third parties whose products address these new and developing markets.

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

        The Company has also expanded its product lines based on its type technology to include ThunderHawk, a browser for handheld devices. Management believes that the addition of ThunderHawk to its growing product line will significantly expand Bitstream's traditional type business into a new business focused on providing leading-edge browsing capabilities to small handheld devices, such as PocketPCs and cell phones. Today, Bitstream offers the complete ThunderHawk client-server solution to corporation, wireless carriers and to end-users as a Bitstream-hosted service. For corporations, the ThunderHawk Enterprise Edition gives a company's mobile workforce complete access to Internet and corporate intranet Web pages when the ThunderHawk server is deployed behind the corporate firewall. ThunderHawk also lets users work with Web-based business software, Web pages, and Web-based e-mail. The large virtual 800x600 screen size emulates the view that people are used to on desktop machines, enabling the users to access and modify web-based information from mobile devices efficiently using 802.11 networks or carrier WAN networks. For wireless carriers, ThunderHawk offers an enhanced browsing experience that can be offered by carriers as a way to increase data traffic and device usefulness.

PRODUCTS AND TECHNOLOGIES

        The Company's products can be separated into three major groups: (1) Web browsing solutions; (2) type technology products, and (3) typeface products. Each of the product groups is described in greater detail below.

(1)  Web Browsing Solutions

        Bitstream's current Web browsing solutions are based on ThunderHawk, a wireless Web browsing technology for handheld devices, wireless devices, personal digital assistants, and other embedded systems. ThunderHawk relies on a server infrastructure combined with a small piece of thin-client code on the handheld device. The server infrastructure transmits Web content in a more compact format to the device, making fast and full-featured wireless Web browsing possible. In addition, ThunderHawk gives customers the same browsing experience on a handheld device as they are used to on the desktop. This includes viewing the full text and images of any Web page without excessive scrolling. By not relying on WAP or cHTML, ThunderHawk does not require Web content providers to repurpose their content or build separate Web sites—one for the desktop and one for the wireless world. Instead, ThunderHawk enables users to see a Web page just as it appears on the desktop.

        There are two versions of ThunderHawk, personal and enterprise editions. The personal edition was first released in May 2002 and was updated throughout the year to include support for more devices and in response to feature requests. The personal edition currently runs on a wide variety of Pocket PC devices. The enterprise edition was first released in August 2002, and was also updated with the personal edition. The enterprise edition currently runs on Pocket PC devices but also relies on servers in corporate offices. The enterprise edition allows corporate IT departments to deploy ThunderHawk on their networks, enabling their mobile workforce to browse both Internet and intranet Web pages giving their employees access to crucial corporate data, whether on the road or in the office. A mobile workforce can make database inquiries, update inventories, order products and publications, communicate with clients in the field, and schedule services and repairs. It is often more convenient for mobile employees to work with small wireless devices than bulky laptops.

(2)  Type Technology Products

        Type technology products consist of the following: (a) Font Fusion™, font engine software that allows developers of operating systems, software applications, Web applications, low-resolution screen devices, multimedia servers, high-definition television screens (HDTVs), set-top boxes, continuous tone printers, PDAs, and other embedded systems and information appliances to render high-quality characters in any format, at any resolution, on any device; (b) btX2™, font engine software that allows Linux developers to render high-quality characters in industry-standard and highly compact formats; (c) TrueDoc®, portable font technology that provides for the efficient distribution of text, with fidelity, in a highly compact format; and (d) TrueDoc Imaging System (TDIS), formerly Bitstream's 4-in-1 TrueDoc Imaging System, font engine software for developers of operating systems, servers, applications, and printer controllers where a complete font solution is needed to provide scaleable resident fonts and support for downloaded, industry-standard fonts. Each of these products is described in greater detail below:

  (a)
  Font Fusion

          Font Fusion is Bitstream's most advanced font engine. The Font Fusion software developers' kits (SDKs) provide developers with full font fidelity and high-quality typographic output at any resolution, on any device, while maintaining the integrity of the original character shapes. It is designed to support operating systems, software applications, Web applications, low-resolution screen devices, multimedia servers, high-definition television screens (HDTVs), set-top boxes, continuous tone printers, PDAs, and other embedded systems and information appliances. Font Fusion is independent of processor and operating system and compatible with all industry-standard font formats. It is a full-featured, next generation, small footprint, multilingual, outline font technology. Font Fusion is designed for color, grayscale and black-and-white ROM-based and non-ROM-based devices in a system where the fonts may reside locally or remotely.

          Font Fusion development in 2002 included the release of version 2.2, which (1) improved the algorithms used for LCD displays; and (2) included a release of the Wireless Font Set, nine delta-hinted fonts designed specifically for LCD displays on wireless devices. In 2002, development also included the release of Font Fusion version 2.3, which (1) provided support for character-edge effects, including support for embossed, engraved, outline, and drop shadow text; and (2) included a release of the CCTV Font Set, seven high-quality, readable fonts for closed captioning display on digital and analog TVs. The 2.3 release of Font Fusion was done to support font requirements mandated by the Federal Communications Commission (FCC), as specified by the Electronics Industries Alliance (EIA). Bitstream can now provide developers with a complete solution for closed captioning display on both analog and digital television systems, including fonts, font styles, and font attributes. (Closed captioning involves displaying the "audio" portion of a TV broadcast as text, which is superimposed over the video portion. Most importantly, it allows viewers who are hearing impaired to access TV broadcasts. To display closed-captioned text, the viewers must have a set-top box decoder or a TV receiver that includes this decoding capability.) The FCC updated its closed captioning requirements for digital TVs: manufacturers must now include FCC-mandated decoder circuitry for closed captioning in their digital TV devices.

  (b)
  btX

          btX was first released in 2001. The beta release of its successor, btX2, was released in December, 2002. While btX was server based, btX2 is client based. btX2 relies on a FreeType driver that provides access to Font Fusion, Bitstream's premier font rendering engine. btX2 enables developers to use the same application program interfaces (APIs) as FreeType. In addition to these APIs, developers can use the native TV mode offered by Font Fusion to render fonts on TV screens. btX2 supports Unicode encoding and can render international fonts.

          btX2 is able to render eight font formats, including compact PFRs and compact Asian stroke-based fonts that can fit in embedded Linux systems and interactive TV devices, where space and memory are at a premium. That is, besides rendering industry-standard TrueType, Type 1, and PFR font formats, btX2 lets developers render very compact Asian fonts in stroke-based format. This is important because stroke-based fonts replace an unmanageable, large font with a small, manageable font. With stroke-based fonts, developers can scale characters to any size; use one font for all weights, from light to bold; and include all the characters in the font without having to subset it. Stroke-based fonts and btX2 provide a high-end font engine that can fine tune output for computer monitors, TV screens, and LCD displays.

          btX2 comes with a core set of 13 delta-hinted, TrueType screen fonts. Delta hinting involves fine-tuning fonts so that they look good on the screen, even at small point sizes on low-resolution devices, such as computer monitors. Such a solution gives Linux applications and systems the same look and feel that customers are used to on the Microsoft and Macintosh desktops.

  (c)
  TrueDoc

          TrueDoc is a portable font compaction technology designed for the distribution of electronic text-based information. OEMs and ISVs license and incorporate TrueDoc into their document creating and viewing products to achieve reliable, compact, and efficient recording, transporting, viewing, and printing of typographic information, whether or not the fonts used for the original creation of the document are resident on the recipient's system. TrueDoc has been engineered to be small in file and application size, to comply with all industry font standards, and to be cross-platform compatible.

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

          The PFR is a compact, platform-independent format for representing high-quality characters from scalable fonts. The Bitstream PFR font format is open, public, and an industry standard. The PFR is the standard font format for digital TV. Many independent organizations responsible for setting digital TV standards have adopted the PFR as their standard font format, including the ATSC (Advanced Television Systems Committee); DAVIC (Digital Audio Visual Council), which set multimedia standards for international broadcasting; DTG (Digital TV Group), which coordinates standards for Digital TV broadcasting in the United Kingdom; DVB (Digital Video Broadcasting), a Swiss-based industry organization representing one standard for digital TV that has been adopted extensively in Europe; MHP (Multimedia Home Platform), which many European set-top box and digital TV manufacturers are using as their standard development platform; ISO/IEC 16500-6:1999 (International Organization for Standardization / International Electrotechnical Commission), which together form the specialized system for worldwide standardization; and OCAP (OpenCable Application Platform), which supports the DVB-MHP standard, including support for PFRs.

          In December 2002, Bitstream released a beta version of PFRMaker. Bitstream PFRMaker is a utility program that allows developers to create custom PFRs from standard TrueType fonts. Using PFRMaker, developers can build any number of TrueType fonts into a custom PFR. It allows developers to create compact fonts, store as many characters as they want in a single PFR, and store font data (character IDs, character encodings, font metrics) that is also found in industry-standard font formats. PFRMaker is primarily for developers building to digital TV specifications that require the PFR as the standard font format, but anyone can license it.

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

(3)  Typeface Products

        Bitstream has developed a library of over 900 digital typefaces deliverable in industry-standard TrueType and Type 1 font formats. Most of these typefaces are for use with English or other Western European language-based computer systems. A large number of typefaces are necessary to support OEMs and ISVs focused on the graphic arts market, who are accustomed to having a wide variety of typeface designs from which to choose. The remainder of the Company's typeface designs are non-Western language typefaces such as Japanese, Greek, Cyrillic, Chinese, Korean, Russian, Hebrew and Arabic. Bitstream is committed to increasing the number and variety of typeface designs it offers to its customers.

        In August 2000, Bitstream announced the New Font Collection (NFC) program to add fonts to the library and seek out designs from new and established designers alike. The NFC program releases new fonts regularly. In 2002, Bitstream released 29 fonts from 11 designers, including 13 Bitstream exclusives, from international award-winning designers. For the first time, Bitstream also released NFC font packs, including NFC: Volume 1; Iowan Old Style: The Complete Family; and four theme-based NFC packs.

        In 2002, Bitstream furthered its commitment to worldwide font development by releasing 1 Thai, 5 Hebrew, and 35 WGL4 (Windows Glyph List 4) fonts. Each WGL4 font includes 652 characters, including characters that Western, Central, and Eastern European writing systems rely on; each WGL4 font also includes Baltic, Cyrillic, Greek, and Turkish characters.

        In addition to typefaces, the Company also offers custom design services. Depending on the needs of the client, the Company can digitize corporate logos, modify existing typeface designs, add special characters to typefaces, and create new typefaces. The Company's custom design services are marketed to its OEM, ISV and large corporate customers.

        Bitstream has developed its own, proprietary, font design software tools. These tools enable the Company's typeface product engineers to develop and expand the Company's library of typeface products and to generate custom typeface products in an efficient and cost-effective manner. By using its own tools, Bitstream largely can avoid licensing or paying royalties for the use of third party development tools. In addition, the Company believes that its design tools improve its competitive position in the marketplace by helping the Company rapidly adapt its products to the specific requirements of its customers.

SALES & MARKETING

        The type and technology sales organization, as of March 14, 2003, consisted of three people focused on OEM and ISV sales for ThunderHawk and type technology products, one person focused exclusively on ThunderHawk sales, and two individuals focused on corporate direct sales. The Company's sales efforts are managed from its corporate headquarters in Cambridge, Massachusetts. The Company also has a sales agent based in Tokyo to facilitate OEM sales to Japanese hardware manufacturers. Sales personnel receive a base salary plus commissions based on meeting sales targets, with additional commissions for sales in excess of annual targets.

        Marketing activities, as of March 14, 2003, are carried out by three individuals who are located at the Company's headquarters in Cambridge, Massachusetts. In addition, the Company promotes its products through attendance and exhibition at major industry trade shows and through its Web site, http//www.bitstream.com. The principal objective of the Company's marketing strategy is to grow the sales of the Company's browsing technologies based on Thunderhawk and to continue to expand the sale of the Company's font technologies to OEMs and ISVs, who integrate the Company's software into their own products, and to end users. OEM and ISV agreements range from those licensing a small group of typefaces to agreements whereby an entire range of font products and/or technologies are incorporated into the customer's hardware or software products. As new opportunities arise, the Company intends to evaluate other marketing approaches.

CUSTOMERS

        The Company licenses its Web browsing technologies to corporations, end users and wireless carriers. The Company licenses its type technology and typeface products to a wide variety of OEM and ISV customers. The Company also sells custom and other typeface products directly to corporate customers and individual end users. No single Type segment customer accounted for 10% or more of the Company's revenue for any of the years ended December 31, 2002, 2001 or 2000. For the year ended December 31, 2002 one Type customer accounted for 10% of the revenue for that segment. However, no single Type segment customer accounted for 10% or more of the segment's revenue for the years ended December 31, 2001 or 2000. From time to time, product sales to large customers during a single fiscal quarter may constitute more than 10% of Company revenue for such quarter. The Company has broadened and intends to continue to broaden, its customer base through expanded product offerings and increased marketing efforts. Revenue by geographic area is included in Footnote 10 in the Notes to the financial statements enclosed herewith.

RESEARCH AND DEVELOPMENT

        Bitstream is committed to developing innovative software to enhance the browsing experience on handheld devices and to improve text imaging for wireless devices, operating systems, software applications, information appliances, Web applications, low-resolution screen devices, multimedia servers, high-definition television screens (HDTVs), set-top boxes, PDAs, and other embedded systems. To accomplish this goal, the Company has invested, and expects to continue to invest, significant resources in research and development. The Company's research and development activities are centered around advancing the Company's software products for its corporate, OEM and ISV customers and for wireless carriers. The Company maintains specific expertise in the areas of font formats, multilingual fonts, font portability, font compaction, and font processing technology. The Company emphasizes cross-platform portability, small file and application size, and extensibility to new technologies in its software development. To support these design objectives, the Company utilizes advanced software development techniques.

        Bitstream is committed to advancing the Company's wireless browsing and font rendering products and technologies. During 2002, Bitstream's research and development activities produced:

          ThunderHawk—the enhanced wireless Web browsing technology for mobile devices. ThunderHawk brings the desktop browsing experience to wireless devices. The initial version was launched in April 2002. This was followed by four more point releases including feature enhancements and added device support. Additionally work was done on future ThunderHawk technologies including work on a future cell phone version.

          FontFusion—the company's smallest, most advanced font rasterizing engine, and the fastest font engine on the market. Two new versions were released which included improved support for Adobe OpenType fonts, and support for FCC edge effects standards for closed captioning, and improved small screen rendering. An optional new CCTV font set and an optional new Wireless font set was also released.

          btX2—a beta version of this premier Font Rendering technology for Linux was released. btX2 is a FreeType driver that provides access to Bitstream's Font Fusion font rendering technology. btX2 allows developers to use the same function calls as FreeType. btX2 supports Unicode encoding and can render international fonts.

        As of March 14, 2003, the Company employed 15 individuals who engage in Type research and development activities, including the Company's Chief Technology Officer who is currently focused on MyFonts.com. Of these, six focus on ThunderHawk, four focus on font product development, three on developing enabling technology, TrueDoc, Font Fusion, and btX, and two on all of these areas. The Company also uses outside consultants to support the ThunderHawk and stroke-based font development efforts.

COMPETITION

        Bitstream's browsing solutions compete with the browsing solutions offered by a wide variety of companies, including large software companies and boutique companies focused on delivering solutions to a narrow part of the browser market. The markets for browsing solutions are the subject of intense industry activity, and it is likely that a number of software developers are devoting significant resources to developing and marketing technology and products that may compete with the Company's technology and products. Bitstream believes ThunderHawk compares favorably against the competition because of the desktop like web browsing experience and robust web-standards compliance. Browser competitors include PocketIE from Microsoft Corporation, Opera SmartPhone Edition from Opera software ASA, NetFront from Access Co. Ltd., and Blazer from Handspring, Inc. The competing solutions produce a lesser browser experience by offering a scrollable view of only a small section of the web-page and sometimes also by reformatting the page into a lengthy one-dimensional vertical structure.

        The Company's typeface and type technology products compete with the solutions offered by a variety of companies, including other suppliers of enabling technologies, software application developers, and vendors of computer operating systems. Moreover, the market for the Company's enabling technologies and products may be adversely affected to the extent that computer hardware, operating system, and application software vendors incorporate similar functionality or bundle competitive offerings with their products and thereby reduce the market for the Company's technology or products. The competition for the Company's sales of typefaces generally comes from a number of comparably sized or smaller companies offering their own typeface libraries and custom typeface services. Competition with the Company's enabling technologies principally comes from Agfa with its iType and Universal Font Scaling Technology ("UFST"). UFST has a similar architecture to the Company's TDIS enabling technology product. The competition for Font Fusion and the TrueDoc Imaging System consists primarily of software from Agfa, which includes a font compression technology known as MicroType Express. Other competition for Font Fusion comes from software from Slangsoft, which includes intelligent text input and display known as iTID. Competition for btX comes from FreeType, an open source collaborative organization that provides its Linux font rendering code for free.

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

MYFONTS

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

        While these approaches to selling fonts are generally satisfactory for professionals, they represent a barrier for the non-professional, casual user who is simply looking for a particular font. For example, if someone sees a font used in a magazine, traditional sales channels offer no quick and easy way of finding out what it is. Even when the name of the font can be determined, it is not obvious where to buy it from among the hundreds, if not thousands, of font foundries offering their fonts through numerous channels. As a result of such obstacles, font sales to non-professionals have historically been almost non-existent. Bitstream believes that this represents a large untapped market for fonts and established MyFonts in 1999 to capitalize on this market.

THE MYFONTS SOLUTION

        In 1999, MyFonts developed a prototype Web site. This Web site included a few thousand fonts together with powerful search facilities to help users find a particular font. Some of these search facilities, such as the ability to browse fonts of a selected style, are commonly found on other Web sites featuring fonts. A keyword search engine, more powerful than commonly found on such sites, was developed to make it easier to pick fonts suitable for a given project. For example, if a consumer needs fonts for a wedding invitation, he or she may type the word "wedding" to find a variety of suitable fonts from a large number of competing vendors. In addition, novel capabilities allowing the user to ask to see fonts similar to a particular font are also included on the site.

        The most powerful search technology included on the MyFonts.com Web site allows any user to upload an image scanned from a magazine or newspaper, and to get a list of the closest fonts matching the scanned image. This technology, called WhatTheFont™, is believed to be one of the keys to making MyFonts.com easy and accessible to casual users. During 2000, Bitstream filed for a U.S. Patent relating to the use of automatic font recognition in conjunction with e-commerce.

        MyFonts is designed to handle virtually all fonts available irrespective of their source. The Company's strategy for the MyFonts.com Web site is to become the universal and complete source for fonts from all font vendors and designers. To implement its strategy, the Company approached a number of key font foundries and invited them to participate in the MyFonts.com Web site. Three levels of participation are currently available:

  1.
  Level 1—A participating font foundry provides copies of its fonts for addition to the MyFonts database. This makes its fonts available to all searching and browsing facilities. In addition, it allows users to see images of the fonts for evaluation and comparison. If a user wishes to purchase a font from a participating foundry, he follows a link to the foundry's Web site where the purchase actually takes place. MyFonts collects no revenue from these sales. In many cases, however, MyFonts earns referral fees when such purchases are made.

  2.
  Level 2—Similar to level 1 but the participating foundry allows its fonts to be sold directly by MyFonts. With each sale, MyFonts pays a royalty.

  3.
  Level 3—Similar to level 2 but the participating foundry shares in the ownership and control of MyFonts. As of the date of this filing, no participants have elected to participate at this level.

        Since launching the e-commerce portion of its Web site in April 2000, the Company has monitored sales and feedback from its users and used this information to make ongoing improvements to the Web site. As a result, the Company believes that the current Web site presents substantially fewer obstacles to finding and buying fonts than any other Web site offering fonts for sale.

PRODUCTS AND TECHNOLOGIES

        In early 2000, Bitstream officially launched MyFonts.com, a showcase of the world's fonts from one easy-to-use Web site. Created by Bitstream and joined by some of the industry's most influential font foundries, MyFonts provides one of the largest collections of fonts ever assembled. It features new ways to find and purchase fonts on-line, and offers unique typographic resources and a forum for interacting with font experts.

        As of the date of this filing, over 110 foundries, large and small, participate as partners with MyFonts to offer their fonts for sale. This represents an aggregate collection of over 27,000 fonts.

        Some of the key features of MyFonts.com include: (1) MyFonts Valet™ which enables users to browse and locate fonts using keywords a novice or expert can understand; (2) WhatTheFont™ which allows users to scan images of typefaces and upload them to MyFonts.com for identification; (3) the ability to find fonts similar to a particular typeface design using the "Show me more fonts like this..." feature; (4) test driving a font in your own text; (5) exploring the world of fonts with links to typographic resources available on the Web; (6) the ability to collect fonts into one or more Font Albums for side-by-side comparison and collaborative decision making; and (7) the ability to interact with type experts and fellow users on-line, ask questions, or join the on-line MyFonts Forum.

        The mission of MyFonts is to make fonts accessible to everyone, which benefits both users and the font foundries. Fonts have been an anomaly to the general computer user—difficult to find, purchase, and install, and often an unknown aspect of their desktop environment. MyFonts hopes to endear fonts to all users, not just graphic arts professionals.

SALES & MARKETING

        Marketing activities are carried out by one individual drawn from Bitstream's Type business located at the Company's headquarters in Cambridge, Massachusetts. Since its inception, marketing of MyFonts has been focused on recruiting participation from font foundries, making Web users aware of MyFonts.com and bringing them to the Web site. Since 2002, the Company has focused marketing efforts for MyFonts.com on increasing awareness of, and sales on, the site. Marketing activities to increase awareness on the part of potential font buyers consists of a tradeshow presence in combination with efforts aimed at building Web links from search engines and other Internet sites. To complement this presence, the Company strives to further increase awareness by encouraging editorial coverage in relevant publications and through print and Internet advertising.

        Analysis of sales results suggests that most of MyFonts.com's customers find the site by means of search engine queries. The Company has worked and continues to work vigorously to develop and improve its ranking on search engines. In addition, the Company enters into referrer agreements with selected Internet sites that share a portion of revenue in return for referring new customers.

        One of the most promising and innovative means of making access to MyFonts.com as easy as possible is by building in a connection to MyFonts.com from font managers. By automating the often-troublesome font installation process, one significant barrier to new users is removed. The first implementation of this approach was developed jointly between the Company and Corel Corporation in the form of an enhanced Bitstream Font Navigator released in November 2000. This technology has subsequently been incorporated into DiamondSoft's Font Reserve font manager. The Company plans to work with other developers of other font managers to implement this powerful technology more broadly.

        Using the same technology that enables font managers to handle the purchasing and addition of fonts, MyFonts also provides back-end font searching and e-commerce facilities to other Web sites including www.bitstream.com.

CUSTOMERS

        MyFonts licenses typefaces to end users worldwide through its e-commerce Web site. No single MyFonts segment customer accounted for 10% or more of the Company's revenue or that segment's revenue for the years ended December 31, 2002, 2001, or 2000.

RESEARCH AND DEVELOPMENT

        The Company is committed to developing leading-edge technology for its MyFonts.com Web site to ensure that the site is the primary site to purchase fonts on the Web. As of March 14, 2003, the Company employed three individuals and two consultants who focus on research and development activities relating to the technology incorporated into the MyFonts.com Web site, including Bitstream's Chief Technology Officer. Additional Bitstream personnel also assist in the research and development effort for the site including Bitstream's internal font experts.

COMPETITION AND OTHER RISKS

        Competitors to MyFonts include individual font foundry Web sites and other font-related Web sites that offer a variety of fonts for sale online. However, MyFonts believes that it has no direct competitors who offer such a wide variety of fonts on one easy-to-use Web site aimed at people who have never previously purchased a font. However, there can be no assurance that consumers will prefer to use MyFonts.com over Web sites hosted by individual font foundries. There also can be no assurances that MyFonts will succeed in hosting virtually all of the available digital fonts in the world. If there are critical omissions due to non-participation by key foundries, the value of the site as a one-stop shop will be reduced. Even with the powerful search tools and the ability to find any font in one place, there is no assurance that additional sales of fonts will occur in sufficient numbers to justify the cost of operating MyFonts.

PAGEFLEX

INDUSTRY BACKGROUND

        Corporate marketing departments in the United States spend approximately $20 billion on commercial printing each year. Market Research firm CAP Ventures estimated in early 2000 that for every dollar spent on printed product, ten dollars is spent in creating, revising, ordering, warehousing, distributing, and obsoleting inventory.

        Marketing documents are typically created through an expensive, labor-intensive process. After all the text and image content has been created, the process of laying the content out on a page and preparing it for the printing press involves hand-offs between two or three separate departments or firms, with manual intervention and rework by each. The desktop publishing revolution has made the process of developing the component text, images, tables, charts, and illustrations very efficient. However, once an original design is created, the process by which other people such as dealers, distributors, and franchisees implement and customize it for their local situation is cumbersome at best. This workflow requires sending multiple drafts back and forth between designer and content provider, which takes shipping time and adds to the labor time and cost.

        In the past few years, corporate marketing departments have learned to take advantage of the Web as a new marketing medium. These departments are becoming familiar with the qualities and opportunities of the new medium, such as the abilities to update information quickly and easily, to generate content pages dynamically directly from corporate databases, and to personalize the customer experience. The Internet is fast becoming the first place a potential customer goes to search for general information or learn about a company and its offerings. Web sites are, or will soon be, the primary information source for customers and potential customers. Compared to the Web, traditionally produced print is slow, unwieldy, and expensive. Internet speed has made printed materials far more likely to be out-dated and thrown away.

        With today's manual page layout and cumbersome prepress process, it is impossible to personalize printed pages the way one can with the Web. It is also not economically feasible with today's offset presses to print less than 1,000 copies of any document, let alone a run of one, as would be required for ultimate personalization. Today, companies have separate teams dedicated to print and Web publishing. Often the only time these teams share input is by manually cutting and pasting between Web and print authoring tools and databases. Each team typically publishes from its own database, and each database must be independently updated.

        Companies are realizing the increased customer loyalty and profits that result from treating customers as individuals. They recognize the importance of identifying their most valuable customers and lavishing attention on them in a way tailored exactly to their needs. The heart of systems for this kind of personalization is the maintenance of a unique profile of each customer. Companies like credit card providers, airlines, auto manufacturers, and computer manufacturers all have databases of their customers, with unique purchase profiles to leverage in the creation of personalized communications. Customer relationship management (CRM) software, integrated with Pageflex software to create personalized marketing communications for customers, can enhance customer loyalty and boost future revenues. Marketing industry consultants Don Peppers and Martha Rogers have popularized the notion of marketing to an audience of one. To implement one-to-one communications, all marketing communications must be moved from a one-size-fits-all approach to a custom manufacturing model, in which thousands of variations can be produced at low cost. The market is demanding solutions to implement this one-to-one concept.

        Pageflex software, together with high-speed color printers and digital presses, makes one-to-one marketing a practical reality. With or without the added complexity of one-to-one marketing, companies must create thousands of unique marketing documents to meet the needs of their distribution partners and to present all their products and services. The number of variations required can be computed by considering combinations of the following factors:

  •
  The number of revisions of the document in a year

  •
  The number of basic document templates

  •
  The number of product and service variations to go through the template

  •
  The number of distributors who want the document customized for local markets.

  •
  The number of languages needed for each country

  •
  The combinations of variations from one-to-one marketing

        CAP Ventures observed in 2002 that the variable-data segment of the black-and-white print-on-demand market was already 8% among commercial printers and 12% in corporate environments, and that print-on-demand as a whole will experience a 17% compound annual growth rate (CAGR) through 2006, when it will represent a $17.1 billion market.

        Pageflex has actively pursued the Web-to-print market since the release of Mpower™ 2.0 in early 2000. MPower is currently in revision 3.5. Much of the current Pageflex customer base uses Mpower in a transactional mode as part of an e-commerce solution. These customers provide customized marketing materials in on-demand mode to corporations. Marketing managers, sales people, and franchise owners are among the types of users who choose marketing templates online, select images, type custom content into a Web form, review a PDF proof Mpower generates and then displays in their Web browser, and order the digital or offset printing of a customized marketing document. Web-to-print custom publishing systems streamline production processes and save money, since marketing collateral can be designed once and then repurposed numerous times. Such systems also enable those who need marketing collateral to receive printed documents in a matter of days instead of weeks. Fortune 1000 marketing departments are the target market for these Web-to-print services, and Pageflex users include Ford, IBM, Xerox, Whirlpool, Birkenstock, Wise Business Forms, and USA Direct.

THE PAGEFLEX SOLUTION

        The Company develops technologies that distinguish it as a pioneer and leader in the publishing world and empower major corporations to rethink their marketing strategies and workflows. The products are as follows:

  •
  Mpower is an enterprise solution that allows companies to dynamically create customized business documents. Driven by customer profile information entered into a Web form or database, Mpower selects tailored text and graphics elements and assembles them into sophisticated documents even for naïve users. Mpower uses highly flexible design templates that contain thorough copy-fitting rules and careful permissions to determine how and by whom each design can be altered. Mpower creates GIF, JPEG, and PDF document previews and generates PostScript, PDF, and Personalized Print Markup Language (PPML) output. Mpower also includes output drivers for selected vendor-specific formats like Xerox VDP.

  •
  Persona™ is a desktop application designed to produce personalized documents driven from a database. It is an easy-to-use product that offers powerful features not found in existing solutions to companies just getting started in variable-data printing. Persona projects easily migrate to Mpower, since the two share the same templates. Persona includes drivers for PPML and PostScript output, and select vendor-specific drivers are available separately.

  •
  .EDIT™ is an innovative new technology launched in May 2002 and released in version 2.0 in February 2003. .EDIT enables non-designers to create typography-rich, layout-rich print documents from within a Web browser. The user experience is full interactive WYSIWYG, as with desktop publishing but without extra software installation and with the added benefit of built-in design rules and permissions. Pageflex has developed this technology to target Web-to-print service providers who need to offer more creative freedom to their customers than possible with typical template-driven publishing workflows, while precluding extra labor costs and longer production cycles. Within an automated publishing workflow, .EDIT makes a print document available for remote hands-on editing, styling, and content positioning changes. This feature set with all the richness of desktop publishing is presented in an easy-to-use interface right in the customer's familiar Web browser. The user interface can be made as simple as necessary to match user skill levels, empowering even publishing novices.

        Variable-data printing (VDP) changes the focus from marketing one product to thousands of customers to marketing many products to a selected group of customers or to an individual customer. By merging database records and digital imaging technology, VDP makes it possible for each printed copy of a document to be different from all others. Pageflex combines VDP capabilities with the ability to print flexible run lengths just in time for delivery, to create a complete print-on-demand marketing solution. Companies can instantly create customized materials for their customers and print just as many as they need immediately. Not only does this model improve the response rates of customers, it also allows a company to maintain last-minute, accurate information in its materials. Writers, editors, and graphic designers can customize their documents to contain material appropriate for each reader while ensuring that the latest product descriptions and updates are included with each new distribution. The return on investment (ROI) for this kind of technology includes eliminating the losses in throwing out old literature and increasing the marketing yield with more personal campaigns.

        As acceptance for one-to-one marketing and targeted audiences grows, the Company finds that its software products are becoming necessary tools in the publishing industry. In this time of revolution in the way we view publishing, Pageflex continues with an aggressive and innovative development program to create products with strong print-on-demand customization and personalization capabilities.

        Pageflex products and technologies have been designed to support existing technological standards. Pageflex is a founding member of the Print On Demand Initiative (PODi), an alliance of key vendors and service providers working in the digital color printing market. PODi promotes a greater awareness about the applications and benefits of digital color printing through the journal articles, independent research, industry seminars, and special events. Membership in PODi is open to leading vendors and service providers in digital printing, database marketing, and mail product development. PODi members include Adobe, Creo, Electronics for Imaging (EFI), Hewlett-Packard, IBM, and Xerox.

        Pageflex also participates in the PODi Personal Printing Initiative (PPI). The PPI seeks to understand and quantify the value of variable color digital printing as a means of improving customer acceptance and application. The goal of the PPI is to help eliminate obstacles facing users of variable-data systems, thus accelerating market acceptance. The PPI has completed and released a PPML standard harmonizing the ten vendor-specific proprietary protocols currently used to drive digital presses at high speed into one open standard supporting PostScript, PDF, and AFP. Pageflex software, since its inception, has sought to drive all brands of digital printers. Pageflex has a neutral position as a creator of output that has enabled it to play a central role within the PPI working group. With strong Pageflex input, PPML has been adopted as a standard across the industry, and Pageflex continues to play a leading role in the standardization program.

        Pageflex also is actively involved in the Extensible Stylesheet Language (XSL) working group of the World Wide Web Consortium (W3C). Pageflex was invited onto the committee by the chairperson, based on the Company's years of experience developing style sheet languages. XSL is one of the components of the W3C XML standards effort. Dr. Jeffrey Caruso represents Pageflex and serves along with representatives from Adobe, Sun, IBM, Microsoft, and about twenty other prominent firms. Dr. Caruso worked with Adobe to co-edit the print-oriented formatting part of the standard. In October 2001 the World Wide Web Consortium released XSL 1.0 as a formal W3C Recommendation.

        The XSL standard is of great strategic importance to Pageflex. The Pageflex underlying composition engine, NuDoc™, currently uses its own proprietary TSL style language. The Company is making plans to develop its NuDoc composition engine for XSL. This version of NuDoc will make Pageflex solutions based entirely on open standards, using XML for content and XSL for form, and joining them together to create PDF, PostScript, and other output formats.

PRODUCTS AND TECHNOLOGIES

        The Company's Pageflex products consist of: (1) Mpower, for Internet-driven customized documents targeted at a particular market segment or an individual reader; (2) .EDIT, to allow all users from novices to experts to modify templated designs in an interactive WYSIWYG environment but under the constraint of rules and permissions set by the designer and (3) Persona, a desktop application designed to produce sophisticated personalized documents in PDF or PostScriPART. All three products are based on the NuDoc document composition engine and the set of template authoring tools in Pageflex Designer.

Mpower

        Mpower is an integrated suite of software applications that gives enterprises in many industries and digital printing service providers the ability to design and produce customized-database- or Internet-driven marketing communications on demand. Mpower can assemble complex projects dynamically and deliver them instantly in print or bitmap formats to a wide range of output devices, the Web, and e-mail.

        Mpower can use customer profile information about a recipient to control the selection of digital content for a document, including its logos, imagery, illustrations, and text. The customer profile information is stored in a database or collected from a Web form. Typically a call center, the salespeople, or the recipients themselves complete these Web forms. Mpower then uses intelligent, flexible templates to automatically assemble this personalized content into final documents for output.

        Mpower is based on the principle of separating document content from document design. Content is the raw information, and form is the presentation—how the page is laid out, what fonts and colors are used, and how images are sized and positioned. Pageflex captures the design of a document in the form of a flexible, intelligent template that represents the original vision for the page. The copy-fitting and placement rules, together with permissions that govern user ability to change elements, are built into each design template by the designer. The designer is thus able to protect the whole from degradation and damage by content providers who have little or no design skill but can modify and add their content. Document designs originally developed in Quark Xpress, Adobe InDesign, Microsoft Word, or other applications can be imported into Mpower through the use of Pageflex plug-ins that enable these third-party applications to export to the Pageflex XML data format. The flexible templates are populated with images, text, and other content, customizing the page based on variables created as part of a template. The variables are attached to customer information stored in a database or collected from a Web form, as well as to meta tags used by a content management system. Pageflex software interprets the variables to determine which copy and illustrations to select for the customized document it is assembling.

        By separating content and design and helping users easily and intelligently recombine them, Mpower lets users assemble pages on the fly, based on market profile or user preference. Mpower leverages the valuable customer information stored in corporate databases by using it to tailor a marketing message directly aimed at individual customers. It also allows the user to repurpose content—the text, images, and other digital files used to market their business—and make it work in far more productive ways. Mpower redefines a document from a static single-purpose entity into a flexible multi-purpose asset the user can use again and again, with far greater result each time.

        Mpower is layered on top of the Company's NuDoc composition engine. Development in NuDoc started in the 1980s with a product called Archetype Designer used for advertising makeup. Further development in NuDoc targeted newspaper and classified advertising systems. Development of the Mpower application layer began in 1997. Total investment in Mpower and NuDoc is approximately 155 staff-years.

        In May of 2002, Pageflex released Mpower in version 3.5. Mpower 3.5 also included a variety of additional new features, usability improvements, and performance enhancements, notably support for:

  •
  Pageflex ..EDIT workflows

  •
  Native PDF output

  •
  Placed PDF

  •
  Advanced copy-fitting rules

  •
  Spot colors and tints

        The Company believes that Mpower 3.5 defines the state of the art for Web-to-print custom publishing software. By incorporating advanced copy-fitting capabilities, the ability to place PDF objects, and enhanced color support, Mpower 3.5 also appeals to marketing and advertising users who are developing one-to-one marketing campaigns and who want to let their users customize designs through a simple Web interface. Good examples of this model include expresscopy.com, through which realtors in all 50 states access flyer, postcard, and business card designs to customize for short print runs; and Ford Germany, whose dealers create new car advertisements by customizing templates in an online interface.

.EDIT

        Pageflex .EDIT is the first Web browser-based design and editing application that enables non-designers to create typography-rich, layout-rich documents with just a browser and an Internet connection.

        .EDIT represents a revolutionary level of interactivity for Web-to-print solutions. It enables companies to offer interactive document editing capabilities to customers, employees, marketing partners, and dealers or franchise owners over a corporate Web site. Users need only a Web browser and an Internet connection, without any plug-ins or additional software applications.

        Customers deploying .EDIT on their Web site can create templates that maintain their brand and corporate identity by using approved fonts, design elements, and images. They can also limit the editing capabilities made available to their end users and constrain portions of the document so that they cannot be modified. Authorized visitors to a .EDIT-enabled Web site can interactively modify the document directly online to create layout-rich, typography-rich versions of the documents. In essence, each user creates the ultimate customized document.

        .EDIT enables companies to:

  •
  Offer applications in which Web site users directly select, edit, and style text, images, and shapes

  •
  Offer forms-based preview applications, in which users enter variable data into forms and quickly see a preview of the updated document

  •
  Streamline document review cycles by providing a Web interface with which internal and external customers can safely make any last-minute document changes

  •
  Control the look and feel of corporate documents, while permitting restricted modification of both content and style

  •
  Use the client application out-of-the-box for quick deployment

  •
  Customize components to control exactly which functionality users can access and use

  •
  Customize the visual appearance of components so that the application best integrates within an existing Web site

  •
  Integrate components in workflows that involve a proxy server for security or caching

        .EDIT allows end users to:

  •
  Edit documents without having to install or learn software, in a highly intuitive graphical interface

  •
  Create professional-looking documents by adding personal text and images to well-designed templates

  •
  Create documents that use corporate-approved fonts, colors, design elements, and images

  •
  Create documents leveraging sophisticated design features

  •
  Count on the final output matching the screen, since both use the same underlying composition engine and fonts

        .EDIT was first released in May of 2002. In February 2003, Pageflex released version 2.0 of .EDIT with significant enhancements for enterprise Web-top publishing applications. These include several performance enhancements, support for proxy-servers, and wide support for browsers for Windows, Mac OS X, and Mac OS 9.x.

Persona

        Persona, a variable content publishing application, allows users to create sophisticated, personalized documents in PDF, PostScript, or PPML. Persona is an easy-to-use desktop application for Windows, consisting of a subset of features from Mpower, Pageflex's enterprise marketing-on-demand solution. Built upon open standards, Persona is the first variable content publishing solution to use XML as the intermediate data format between databases and the page composition process. Like Mpower, Persona uses Pageflex's advanced NuDoc page composition engine, offering precise control over the design of page templates while maintaining a strict separation of design and content. Using an ODBC-compliant database as a customer profile data source, Persona users can create conditional rules that determine which content is chosen for a particular profile. The content is then dynamically placed in the template to create the final document.

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

        Other key features of Persona include:

  •
  Support for if/then/else selection rules for variable content

  •
  Support for keyword queries of variable content with Pageflex Librarian

  •
  Previewing for each individualized record

  •
  PPML and object-based PostScript output

  •
  Import of Quark and PageMaker documents through Adobe InDesign and a plug-in

  •
  Optional output for Creo VPS, Indigo JLYT, and PPML

        Pageflex released Persona 1.5 in the first quarter of 2002. The release highlighted output drivers and included a new PPML driver with additional functionality for the EFI Fiery line, as well as enhancements to the existing Creo VPS driver.

NuDoc

        NuDoc is an advanced document composition engine based on the principle of separating form from content. Leveraging object-oriented technology, NuDoc is a reusable building block for document processing applications. NuDoc object classes provide an application programming interface (API) that supports the importing, editing, displaying, or printing of electronic documents. One of the strengths of NuDoc is its ability to dynamically create layout-intensive pages through import of separate content and style files. In NuDoc, a document object is made up of style, content, and page layout sub-objects. A style object contains rules that govern the form or appearance of the document. Content elements such as words, images, and movies are organized into a tagged tree structure that represents the logical organization of the information into sections and sub-sections. W3C Extensible Markup Language (XML) is the default content data representation. Styles are represented by a set of model objects. NuDoc uses a new style file format called Template Style Language (TSL) to represent the model objects. TSL styles describe the colors, fonts, and geometric rules that govern how structured content is formatted into the desired visual appearance. The TSL uses the metaphor of a flexible container to describe how to adjust the sizes and positions of text blocks, images, and other elements to produce a well-designed page.

SALES AND MARKETING

        As of March 14, 2003, the Pageflex sales and marketing organization consisted of five people focused on maintaining and expanding reseller and OEM relationships as well as completing a limited amount of direct sales. The Company's sales efforts are managed from its corporate headquarters in Cambridge, Massachusetts. The Company also seeks to enhance its relationships with existing and potential customers through its training and technical support teams who work with existing and potential customers, resellers, and strategic partners to support the sales process and to facilitate the implementation and use of the Company's software products and technologies.

        The Company promotes its products through attendance and exhibition at major industry trade shows such as Direct Marketing and Print on Demand; through participation in booths sponsored by its strategic partners, like Electronics For Imaging, Xerox, HP, Indigo, Adobe and Creo Scitex; and through its Web site, www.pageflexinc.com. The principal objective of Pageflex marketing strategy is to continue to expand awareness of its on-demand marketing software products to Web-to-print providers, digital service and print providers, corporate marketing departments, design firms, advertising agencies, direct mail houses, and other corporations and end users. As new opportunities arise, the Company will expand its portfolio of marketing approaches. To date the most successful segments have been printers and marketing and advertising agencies.

CUSTOMERS

        The Company licenses its Pageflex products directly to Web-to-print providers, print service providers, major corporations and end users, and indirectly through resellers and strategic partners. No single customer of the Pageflex business segment accounted for 10% or more of the total Company revenue for the years ended December 31, 2002 and 2001, nor did any single Pageflex customer account for 10% or more of that segment's revenue during those years. For the year ended December 31, 2000 this segment generated license fees and royalty revenue under a long-term contract with Atex Media Solutions, Inc. ("Atex") of $874,000, accounting for 10% of the Company's revenue for the year ended December 31, 2000 and 32% of the Pageflex segment's revenue for the same period. During the year ended December 31, 2000 the Pageflex segment had revenues from two additional customers, which accounted for less than 10% each in total Company revenues but 16%, and 12%, respectively, of that segment's revenue during the year. The customer that accounted for 16% of the Pageflex segment's revenues during the year ended December 31, 2000 was Xerox, which signed a development and distribution agreement with the Company during the fourth quarter of 2000. The Company intends to continue to broaden its customer base through increased marketing efforts, by developing relationships with systems integrators, OEMs, and partners in 2003, and by introducing new product offerings. Revenue by geographic area is included in Footnote 10 in the Notes to the financial statements enclosed with this document.

RESEARCH AND DEVELOPMENT

        Pageflex is committed to advancing the Company's on-demand marketing products and technologies. As of March 14, 2003, the Company employed ten individuals who engage in research and development activities for its Pageflex business, and two individuals who provide customer technical support. During 2002, Pageflex research and development activities produced:

          .EDIT 1.0—The Web browser-based design and editing technology allowing non-designers to create professional-looking documents within browser session. With .EDIT, companies can provide employees, dealers, and customers the ability to edit every aspect of highly-designed documents over the Internet. On the other side of the equation, marketing departments can control the look and feel of corporate documents while also permitting restricted modification of both content and style. A .EDIT solution uses Java applets and JavaScript within client browsers, as well as a .EDIT server running the Pageflex NuDoc composition engine. Users can edit documents using Internet Explorer or Netscape on Macintosh or Windows computers. The .EDIT offering will complement the existing Pageflex dynamic publishing technologies.

          Mpower 3.5—A major upgrade to the flagship product with support for .EDIT, native PDF output and placement, and other major usability and performance enhancements.

          A product with the codename Park Street—An enterprise server technology addressing the document customization and scalability demands of the Web-to-print market. Park Street provides concurrent processing of custom document previews and output; queuing and load balancing across multiple job processing engines; and Web-based job status tracking. Park Street is advantageous when Mpower server load reach thousands of jobs an hour or experience consistent instances of concurrent processing requests. Park Street, currently in beta testing, supports Pageflex Mpower and .EDIT projects.

          Persona 1.5—A release focused on output drivers and including a new PPML driver with additional functionality for the EFI Fiery line, plus enhancements to the existing Creo VPS driver.

          DesignOut plug-in 2.0—A package adding support for Adobe InDesign 2.0 by enabling export of InDesign documents to the Pageflex format.

COMPETITION

        Pageflex believes its products compete favorably based on rich feature sets, ease of use, stability, and scalability. In addition, the Persona application is a desktop tool that offers an easy upgrade path to the server-based solution Mpower, which uses the same templates. The Company believes that Park Street and .EDIT will solidify the position of Pageflex as the industry-leading one-to-one marketing communications solution in the Web-to-print fulfillment space.

        Pageflex Persona competes with entry-level variable-data tools created by various digital press vendors. This market is focused on the creation of personalized documents requiring optimized output capabilities, many of which are vendor-specific today. Pageflex products offer output to several of the digital presses on the market, as well as output of Personalized Print Markup Language (PPML). As the PPML standard becomes more widely accepted, output to multiple vendor presses will be possible by all page creators. Pageflex competitors in this regard include Creo Scitex Darwin, Indigo Yours Truly, Barco VIP Designer, Xeikon PersonalizerX, Banta DesignMerge, and Atlas Printshop Mail. Pageflex believes it competes favorably in this market because of robust functionality and strong relationships with resellers, partners, and market influencers.

        Pageflex Mpower and .EDIT are server-based enterprise applications targeted at the customized print or Web-to-print segment of the on-demand publishing market. This market is characterized by rapid technological developments and frequent product introductions. Participants in this market compete based on functionality, price, service, customizability, and interoperability with other e-publishing solutions and components. Pageflex faces competition from vendors offering end-to-end solutions and integration services that include on-demand publishing tools like Mpower. These solutions in turn compete with solutions created by Pageflex customers. These competitors include Banta, DeskNet, Digital VIP, Saepio, XMPie, Quark DDS and 3B2 Online. In addition, Pageflex may face new competition from emerging products and technologies. Pageflex believes it can compete favorably here based on the reliability and richness of the Mpower application suite and the strengths of the underlying NuDoc composition engine.

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

EMPLOYEES

        As of March 14, 2003, the Company employed 55 persons, including 13 in sales and marketing, 29 in research and development, and 13 in general and administrative functions. Of the Company's 55 employees, 53 are full time and 2 are part time. The Company also retains consultants from time to time to assist it with particular projects for limited periods of time. The Company believes that its future success will depend in part on its ability to attract, motivate and retain highly qualified personnel. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

        The Company's executive officers and their ages as of March 26, 2003 are as follows:

Name	Age	Position
Charles Ying	56	Chairman of the Board and Chief Executive Officer
Anna M. Chagnon	36	President, Chief Operating Officer and General Counsel
John S. Collins	63	Vice President and Chief Technology Officer
Sampo Kaasila	42	Vice President, Research and Development
Costas Kitsos	42	Vice President of Engineering
David Frenkel	55	Vice President and General Manager, Pageflex, Inc.
James P. Dore	44	Vice President and Chief Financial Officer

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

        Anna M. Chagnon has served as President of the Company since June 2000 and as Chief Operating Officer, Chief Financial Officer and General Counsel of the Company since August 1998. She previously served as Executive Vice President from August 1998 to June 2000 and Chief Financial Officer from August 1998 to March 2003. From July 1997 to August 1998, she served in various positions at the Company including Vice President, Finance and Administration, Chief Financial Officer and General Counsel, and Vice President and General Counsel. From November of 1996 to July 1997, Ms. Chagnon was Counsel to Progress Software Corporation, a developer and worldwide supplier of solutions to build, deploy and manage applications across Internet, client/server and host/terminal computing environments. From August 1994 to November 1996 she was an attorney for the Boston law firm of Peabody & Arnold LLP where she specialized in corporate, securities, finance and intellectual property law. She holds a Bachelor of Science degree, summa cum laude, from Northeastern University, a Juris Doctor degree from Boalt Hall School of Law of the University of California at Berkeley, and a Master of Business Administration, summa cum laude, from Babson College.

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

        Sampo Kaasila has served as Vice President, Research and Development, of the Company since November 2001. Mr. Kaasila serves as the principal architect of the Company's Font Fusion and ThunderHawk products. From November 1998, when Mr. Kaasila joined Bitstream upon the acquisition of Type Solutions, Inc., to November 2001, he served as Director of Research and Development, Type Solutions. From August 1989 to November 1998, he was a founder and President of Type Solutions, Inc., a leading developer of font technologies including T2K™, a font renderer which provides an object oriented design, advanced architecture and algorithms, and a clean API resulting in maximum reliability, performance, and easy integration. From August 1987 to August 1989, Mr. Kaasila worked at Apple Computer, Inc. and was the lead engineer and inventor of the True Type technology now part of every MacIntosh and Windows PC. Mr. Kaasila holds a Masters degree in Electrical Engineering from the Royal Institute of Technology in Stockholm, Sweden where he graduated first in his class in January 1983.

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

        David Frenkel has been General Manager of Pageflex since August 2002. From October 2001 to July 2002, he was COO of Media Command Americas, a systems integrator and software vendor for newspaper advertising, circulation, accounting, editorial, and data mining and customer relationship management systems. From April 1993 to October 2001, Mr. Frenkel was the founder and CEO of Pentawave, which pioneered database and Web-to-print publishing solutions for automotive, employment, and real estate advertising, primarily in newspapers. He has also held senior executive roles in several Fortune 500 companies and founded two other publishing automation companies. Mr. Frenkel holds a B.S. Degree in Physics from the University of Melbourne, Australia.

        James P. Dore was named a Vice President and the Company's Chief Financial Officer in March 2003. From June 1999 to March 2003, he served as the Corporate Controller for the Company. From January 1997 to June 1999, Mr. Dore served as Corporate Controller at Celerity Solutions Inc. (bulletin board—CLTY), a developer and marketer of supply chain and warehouse management business software, he also served as Celerity's Chief Financial Officer and Treasurer from April 1999 to June of 1999. Mr. Dore has over twenty years of service in various senior financial positions, holds a C.P.A. certificate and a B.S. degree, with distinction, from Clarkson University.

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

        The Company also has an operating lease for small engineering office in Plaistow, New Hampshire.

ITEM 3. Legal Proceedings

        The Company is not a party to any material litigation.

ITEM 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

MARKET INFORMATION

        At December 31, 2002 the Company's Common Stock traded on the Nasdaq National Market System. Effective February 28, 2003 the Company's Common Stock was transferred from the Nasdaq National Market to the Nasdaq Small Cap market. The application to transfer to the Nasdaq Small Cap Market was made in response to a notice from Nasdaq that the Company was not compliant with Nasdaq's new continuing listing requirement, which became effective November 1, 2002. Nasdaq changed its National Market System continued listing standard from a minimum $4,000,000 net tangible asset requirement to a minimum $10,000,000 stockholders' equity requirement. Bitstream did not comply with the $10,000,000 stockholders equity requirement, as its stated equity as of December 31, 2002 was $6,000,000. Upon consideration of the factors involved, the Company elected to transfer from the Nasdaq National Market. Bitstream's common stock will continue trading under its current symbol BITS.

        The Class A Common Stock of the Company began trading publicly on the Nasdaq National Market tier of The Nasdaq Stock Market on October 30, 1996 under the symbol "BITS". Prior to October 30, 1996, there was no public market for Bitstream's Class A Common Stock. The following table sets forth the high and low closing sale prices of the Company's Class A Common Stock as reported on the Nasdaq National Market for the periods commencing January 1, 2001 through December 31, 2002. Such information reflects interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	2002		2001
	High	Low	High	Low
First Quarter	7.100	3.350	3.250	1.750
Second Quarter	4.720	2.750	3.550	1.540
Third Quarter	2.940	1.850	4.600	2.500
Fourth Quarter	2.090	1.470	6.930	2.300

        As of March 14, 2003, the Company's Class A Common Stock was held by approximately 100 holders of record and the Company believes that the Company's Class A Common Stock was beneficially held by more than 500 holders. The Company's Class B Common Stock was not held by any holders of record.

DIVIDENDS

        The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends on its capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

        During the years ended December 31, 2002, 2001, and 2000, the Company issued an aggregate of 46,832, 499,117, and 302,333 shares, respectively, of Class A Common Stock in connection with the exercise of vested options and warrants issued under the Company's 1994 Stock Plan, 1996 Stock Plan, 1997 Stock Plan, and 2000 Stock Plan. During the year ended December 31, 2000, the Company also issued 51,317 shares of Class A Common Stock in connection with the April 1997 acquisition of Archetype that had not previously been issued. There were no unregistered securities sold by the Company during the three years ended December 31, 2002. The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 promulgated thereunder, in that they were issued either pursuant to written compensatory benefits plans or pursuant to a written contract relating to compensation, as provided by Rule 701. In addition, on October 25, 2001, the Company filed a Registration Statement on Form S-8 under the Securities Act of 1933, as amended, registering up to an aggregate of 1,000,000 shares of the Company's Class A Common Stock, par value $0.01 per share, which may be issued upon exercise of stock options and warrants granted or which may be granted under the Company's 2000 Stock Plan.

PART II, ITEM 6. Selected Consolidated Financial Data

        The selected consolidated financial data presented below as of December 31, 2002 and 2001, and for the three years then ended has been derived from, and are qualified by reference to, the Company's consolidated financial statements, which have been audited by independent accountants, whose reports thereon are included elsewhere in this Report. The selected consolidated financial data presented below as of December 31, 2000, 1999, 1998, and for the two years ended December 31, 1999 and 1998 have been derived from, and are qualified by reference to, the Company's audited financial statements, which are not included in this Report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements of the Company and Notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report, and other financial data appearing elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA, (in thousands, except per share amounts).

	Years Ended December 31,
	2002	2001	2000	1999	1998(2)
Operations:
Revenue	$8,467	$7,968	$8,982	$8,921	$8,870
(Loss) income before provision (benefit) for income taxes	(1,067)	(3,314)	(2,894)	(3,052)	3,609
Net (loss) income	(1,022)	(3,481)	(3,139)	(4,042)	2,834
Net (loss) income per share(1)
Basic	(0.12)	(0.43)	(0.41)	(0.56)	0.42
Diluted	(0.12)	(0.43)	(0.41)	(0.56)	0.38
Financial Position:
Cash and cash equivalents	4,828	5,716	7,149	9,037	14,252
Working capital	3,718	4,688	7,371	9,668	12,638
Total assets	7,964	8,839	12,107	14,603	20,711
Long-term obligations	—	—	—	—	27
Stockholders' equity	6,000	6,996	10,049	12,742	16,275

        The consolidated financial statements for fiscal years 1998 through 2001 were audited by Arthur Andersen LLP, which has ceased operations. A copy of the report previously issued by Arthur Andersen on the Company's financial statements as of December 31, 2001, and December 31, 2000, and for each of the three years in the period ended December 31, 2001, is included elsewhere in this document. Such report has not been reissued by Arthur Andersen.

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

PART II, ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

        The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where such policies affect the Company's reported and expected financial results. Note that the Company's preparation of this Annual Report on Form 10-K requires it to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

        The Company derives revenues from the sale of its software products, professional consulting, and support and maintenance services. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable. From time to time the Company will enter into extended payment programs with creditworthy customers. Revenue related to extended payment programs is recognized when payment becomes due to the Company. In making its decision to recognize revenue the Company must make a determination of the credit worthiness of its customer. This determination involves management judgment and while management believes that it can make reliable judgments, there is no guarantee that the revenue recognized will be collected. The credit worthiness of customers is further analyzed in connection with the Company's accounts receivable.

        The Company recognizes revenue under multiple-element arrangements using the residual method when vendor-specific objective evidence ("VSOE") of fair value exists for all of the undelivered elements under the arrangement. The Company has established sufficient VSOE for the value of its consulting, training, and other services, based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with consulting, training or other services. The Company's products and the industries in which they compete are not static and the determination of VSOE involves judgment. Management believes that it will continue to be able to use the residual method for recognizing license revenue under multiple-element arrangements. If the Company was unable to use the residual method, it could affect the timing of revenue recognition and thus the trends that the Company is currently experiencing.

        Professional services include custom design and development and training. The Company recognizes professional services revenue under software development contracts as services are provided for per diem contracts or by using the percentage-of-completion method of accounting for long-term fixed price contracts. Provisions for any estimated losses on contracts in progress are made in the period in which such losses become probable. The Company had no long-term contracts in progress as of December 31, 2002.

        Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and if collection is probable. The Company estimates returns and allowances based on historical rates and has reduced revenue recognized for estimated future returns at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of return. While management believes that it can make reliable estimates, it is possible that these estimates will change in the future or that actual amounts could vary materially from our estimates.

        The Company generally warrants that its products will function substantially in accordance with documentation provided to customers for approximately 90 days following initial delivery. As of December 31, 2002, the Company had not incurred any expense related to warranty claims. The Company estimates reserves based on historical rates and accordingly has not recorded a warranty reserve. While management believes that it can make reliable estimates, it is possible that these estimates will change in the future or that actual amounts could vary materially from our estimates.

        Please refer to Note 1 of the Company's Notes to Consolidated Financial Statements for further information on its revenue recognition policies.

Impairment of Long-Lived Assets

        In accordance with the Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, the Company is required to perform an initial impairment review of its goodwill in 2002 and an annual impairment review thereafter. The Company tested recorded goodwill attributable to each reporting unit for impairment. Management conducted impairment testing as of January 1, 2002 and as of December 31, 2002 and determined that the fair value of its reporting units were greater than the carrying values for those units. Though none of the unamortized goodwill was impaired as of the initial impairment test, there can be no assurance that when a future review is completed a material impairment charge will not be recorded. SFAS No. 142 required certain disclosures upon adoption that the Company has included in Note 1(j) in the Notes to the Consolidated Financial Statements included herewith.

Accounts receivable

        The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer's current credit worthiness, as determined by the Company's review of their current credit information. The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based on its historical experience and any specific customer collection issues that the Company has identified. While such credit losses have historically been within the Company's expectations and appropriate reserves have been established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has experienced in the past.

Income taxes

        As part of the process of preparing consolidated financial statements the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within its consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining the Company's provision for income taxes, the Company's deferred tax assets and liabilities and any valuation allowance recorded against the Company's net deferred tax assets. The Company has fully reserved against its tax asset. The valuation allowance is due to uncertainties related to the Company's ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on the Company's estimates of taxable income by jurisdiction in which the Company operates and the period over which its deferred tax assets will be recoverable. The determination of the valuation allowance requires the Company to make estimates, which the Company cannot guarantee will prove to be accurate.

OVERVIEW

        Bitstream Inc. ("Bitstream" or the "Company"), headquartered in Cambridge, Massachusetts, is composed of three separate and distinct businesses: (1) Type, in which Bitstream develops and licenses its ThunderHawk browser, which has been designed specifically for browsing on handheld devices using the Company's font technology, to end users and wireless carriers, and its font technology, fonts, and custom font designs to manufacturers of information appliances, wireless devices, set-top boxes, embedded systems, printers, and personal digital assistants; (2) MyFonts.com, a showcase of the world's fonts in one easy-to-use e-commerce Web site operated by Bitstream's wholly-owned subsidiary, MyFonts.com, Inc. ("MyFonts"); and (3) Pageflex, in which the Company's wholly-owned subsidiary Pageflex, Inc. ("Pageflex") develops, markets and supports personal and enterprise server-based composition software for customizing template-based designs from Web forms or Pageflex's. EDIT interactive WYSIWYG browser-based Webtop publishing software or databases.

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

RESULTS OF OPERATIONS

        Certain prior year account balances have been reclassified to be consistent with the current year's presentation. The following table sets forth the percentage of revenue represented by certain items reflected in the Company's Statements of Operations Data for the periods presented:

	Years Ended December 31,
	2002	2001	2000
Revenue
Software licenses	87.6%	86.1%	81.7%
Services	12.4	13.9	18.3

Total revenue	100.0	100.0	100.0
Cost of revenue
Software licenses	19.9	13.4	8.1
Services	4.4	4.5	7.4

Total cost of revenue	24.3	17.9	15.5

Gross profit	75.7	82.1	84.5

Operating expenses:
Marketing and selling	26.3	36.8	41.0
Research and development	47.5	63.3	53.7
General and administrative	17.1	23.3	27.0

Total operating expenses	90.9	123.4	121.7

Operating (loss) income	(15.2)	(41.3)	(37.2)
Other income (expense), net	2.6	(0.3)	5.0
Benefit from (Provision for) income taxes	0.5	(2.1)	(2.7)

Net (loss) income	(12.1)%	(43.7)%	(34.9)%

YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31, 2001
(in thousands except percent amounts)

Consolidated Gross Profit:

	DECEMBER 31,
					Change
		% of Revenue		% of Revenue
	2002		2001		Dollars	Percent
Revenue
Software licenses	$7,415	87.6%	$6,859	86.1%	$556	8.1%
Services	1,052	12.4	1,109	13.9	(57)	(5.1)

Total revenue	8,467	100.0	7,968	100.0	499	6.3
Cost of Revenue
Software licenses	1,682	22.7	1,071	15.6	611	57.1
Services	372	35.4	356	32.1	16	4.5

Total cost of revenue	2,054	24.3	1,427	17.9	627	43.9

Gross Profit	$6,413	75.7%	$6,541	82.1%	$(128)	(2.0)%

        The increase in revenue for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was attributable to an increase in revenue in the Company's MyFonts and Pageflex segments of $868 and $378, respectively, partially offset by a decrease in Type segment revenue of $747. The increase in cost of revenue for the same periods was due to increased royalty expense for the Company's MyFonts segment resulting from increased sales. Cost of revenue for the Company includes royalties and fees paid to third parties for the development or license of rights to technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, and costs associated with the duplication, packaging and shipping of product. Gross profit generated by each segment is discussed in more detail below.

Type Gross Profit:

	DECEMBER 31,
					Change
		% of Segment Revenue		% of Segment Revenue
	2002		2001		Dollars	Percent
Revenue
Software licenses	$4,249	92.4%	$4,886	91.4%	$(637)	(13.0)%
Services	352	7.6	462	8.6	(110)	(23.8)

Total revenue	4,601	100.0	5,348	100.0	(747)	(14.0)

Percentage of total revenue	54.3%		67.1%
Cost of Revenue
Software licenses	477	11.2	516	10.6	(39)	(7.6)
Services	150	42.6	204	44.2	(54)	(26.5)

Total cost of revenue	627	13.6	720	13.5	(93)	(12.9)

Gross Profit	$3,974	86.4%	$4,628	86.5%	$(654)	(14.1)%

        The decrease in revenue for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily the result of a decrease in OEM license revenue of $619, a decrease in retail product sales of $17 and a decrease in revenue from custom design services of $110. Retail sales of the Company's Type products and custom design work have decreased during the past year because of consumer concerns about the economy and decreases in spending, on development efforts by high-technology customers. Cost of revenue for the same periods has decreased primarily because of the decrease in revenue.

MyFonts Gross Profit:

	DECEMBER 31,
					Change
		% of Segment Revenue		% of Segment Revenue
	2002		2001		Dollars	Percent
Revenue
Software licenses	$1,378	100.0%	$510	100.0%	$868	170.2%

Total revenue	1,378	100.0	510	100.0	868	170.2

Percentage of total revenue	16.3%		6.4%
Cost of Revenue
Software licenses	1,121	81.4	395	77.5	726	183.8

Total cost of revenue	1,121	81.4	395	77.5	726	183.8

Gross Profit	$257	18.6%	$115	22.5%	$142	123.5%

        MyFonts has been successfully increasing the number of fonts available on its site and the number of foundries participating. In August 2002, MyFonts enhanced its Web site making it easier for customers to navigate within the site and find the fonts in which they are interested. Myfonts has attracted new purchasers while also retaining existing customers. Existing customers accounted for approximately 25% to 30% of orders during 2002. Inter-company sales, which MyFonts generated from the resale of Bitstream fonts, have been excluded. Cost of revenue increased primarily due to an increase in sales of fonts from non-affiliated foundries, increased referrer fees and expenses associated with the implementation of selling products that must be physically shipped on the Company's Web site. Royalties payable to non-affiliated foundries on sales of their fonts are approximately 80% of the revenue generated.

Pageflex Gross Profit:

	DECEMBER 31,
					Change
		% of Segment Revenue		% of Segment Revenue
	2002		2001		Dollars	Percent
Revenue
Software licenses	$1,788	71.9%	$1,463	69.3%	$325	22.2%
Services	700	28.1	647	30.7	53	8.2

Total revenue	2,488	100.0	2,110	100.0	378	17.9

Percentage of total revenue	29.4%		26.5%
Cost of Revenue
Software licenses	84	4.7	160	10.9	(76)	(47.5)
Services	222	31.7	152	23.5	70	46.1

Total cost of revenue	306	12.3	312	14.8	(6)	(1.9)

Gross Profit	$2,182	87.7%	$1,798	85.2%	$384	21.4%

        The increase in Pageflex revenue for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was due to increases in direct and reseller license sales and services of $390 and $199, respectively, partially offset by decreases in OEM related sales and services of $65 and $146, respectively. Since late in 2001 Pageflex has focused on product sales and services rather than OEM sales and related non-recurring development revenue. The decrease in cost of revenue for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily attributable to a decrease in direct costs of $85 partially offset by increased payroll costs resulting from the reassignment of two employees to provide support and infrastructure to the Company's increased customer base during the first quarter of 2002.

Marketing and Selling:

	DECEMBER 31,
					Change
		% of Segment Revenue		% of Segment Revenue
	2002		2001		Dollars	Percent
Type	$1,218	26.5%	$1,507	28.2%	$(289)	(19.2)%
MyFonts	39	2.8	64	12.5	(25)	(39.1)
Pageflex	972	39.1	1,356	64.3	(384)	(28.3)

Consolidated marketing And selling	$2,229	26.3%	$2,927	36.8%	$(698)	(23.8)%

        The decrease in marketing and selling expenses for the year ended December 31, 2002 as compared to the year ended December 31, 2001 reflects expense reductions implemented by management in the fourth quarter of 2001. Type marketing and selling expenses decreased primarily due to a decrease in trade show expenses of $45, a decrease in miscellaneous advertising and printing costs of $20, and a decrease in employee-related costs of $167, combined with a currency exchange gain from the sales office in the UK of $48. Pageflex marketing and selling expenses decreased primarily due to decreases in employee head-count related expenses, outside consulting expenses, and trade show expenses of $272, $34 and $44, respectively. Myfonts marketing and selling expenses decreased primarily due to a decrease in print advertising expenses of $25 for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

Research and Development ("R&D"):

	DECEMBER 31,
					Change
		% of Segment Revenue		% of Segment Revenue
	2002		2001		Dollars	Percent
Type	$1,868	40.6%	$1,776	33.2%	$92	5.2%
MyFonts	503	36.5	706	138.4	(203)	(28.8)
Pageflex	1,657	66.6	2,562	121.4	(905)	(35.3)

Consolidated research and development	$4,028	47.5%	$5,044	63.3%	$(1,016)	(20.1)%

        The decrease in R&D expenses for the year ended December 31, 2002 as compared to the year ended December 31, 2001 is primarily attributable to cost reductions adopted during the fourth quarter of 2001. This decrease was partially offset by an increase Type R&D expense, which was primarily due to an increase in internally allocated resources and outside consulting fees for product development, relating to the Company's new ThunderHawk wireless browser, of $160, and increased facility charges of $92. This increase was partially offset by a decrease in goodwill amortization associated with the acquisition of Type Solutions, Inc. of $119, resulting from the Company's adoption of SFAS No. 142 effective January 1, 2002. See Note 1(j) in the Notes to the Consolidated Financial Statements included herewith. The decrease in MyFonts R&D expense for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily the result of the decreased use of outside consultants and the absorption of that work by Company employees which resulted in savings of approximately $257 partially offset by increased facility-related charges of $27 over the same period. The decrease in Pageflex R&D expense over the same periods was primarily attributable to employee headcount reductions, which resulted in savings of $531. The Pageflex segment reassigned two employees to customer support positions, which are included in cost of revenue, and decreased R&D expense over the same periods by $106. Pageflex also decreased the outsourcing of engineering projects, which resulted in savings of $122 for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

General and Administrative ("G&A"):

	DECEMBER 31,
					Change
		% of Segment Revenue		% of Segment Revenue
	2002		2001		Dollars	Percent
Type	$839	18.2%	$980	18.3%	$(141)	(14.4)%
MyFonts	90	6.5	69	13.5	21	30.4
Pageflex	517	20.8	808	38.3	(291)	(36.0)

Consolidated general and administrative	$1,446	17.1%	$1,857	23.3%	$(411)	(22.1)%

        The decrease in G&A expenses for the year ended December 31, 2002 as compared to the year ended December 31, 2001 is primarily attributable to cost reductions adopted during the fourth quarter of 2001. These reductions resulted in decreases in Type G&A expenses of $75 in salaries, and $84 in outside professional services. Type G&A expenses for the year ended December 31, 2002 as compared to the year ended December 31, 2001 also decreased due to a $118 change in an estimate associated with the Company's sale of two product lines to Inso Corporation in August 1998, and $90 in goodwill amortization related to the acquisition of Mainstream Software Solutions, Ltd., which was fully amortized as of December 31, 2001. These decreases were partially offset by increases in facility costs of $39, commercial insurance costs of $52, and a decrease in the amount of administrative expense allocated to Pageflex of $109. MyFonts G&A expense increased because of increased internally- allocated expenses from the Company's Type segment. Pageflex G&A expenses decreased for the year ended December 31, 2002 as compared to the year ended December 31, 2001 reflecting decreased employee insurance costs of $137, and administrative expense allocations of $109 attributable to the headcount reduction completed as part of the Company's restructuring in the fourth quarter of 2001. Pageflex also benefited from decreased goodwill amortization in connection with the Alaras acquisition of $260 over the same periods resulting from the Company's adoption of SFAS No. 142 effective January 1, 2002. These Pageflex decreases were partially offset by a net recovery of bad debts for the year ended December 31, 2001 of $(229), which decreased G&A expense for that year.

Gain (loss) on Investment in DiamondSoft, Inc.:

	DECEMBER 31,
					Change
		% of Revenue		% of Revenue
	2002		2001		Dollars	Percent
Gain (loss) on investment in DiamondSoft, Inc.	$149	1.8%	$(260)	3.3%	$409	157.3%

        In March 1998 the Company made a $500 equity investment in DiamondSoft, Inc. ("DiamondSoft") representing a 25% ownership interest. During the year ended December 31, 2001, the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream's ownership percentage to 31.7% at December 31, 2001 and 2002. The gain (loss) above represents the Company's pro rata share of DiamondSoft's net income (loss). Further discussion can be found in Note 3 in the Notes to the Consolidated Financial Statements included herewith.

Interest income, net:

	DECEMBER 31,
					Change
		% of Revenue		% of Revenue
	2002		2001		Dollars	Percent
Interest income, net	$74.9%		$233	2.9%	$(159)	(68.2)%

        Interest income consists primarily of income earned on cash and money market instruments and has decreased as the Company has used cash to fund operations and also as interest rates have decreased.

Provision for income taxes:

	DECEMBER 31,
					Change
		% of Revenue		% of Revenue
	2002		2001		Dollars	Percent
Income tax (benefit) provision	$(45)	(0.5)%	$167	2.1%	$(212)	(126.9)%

        The Company's tax benefit for the year ended December 31, 2002 resulted from US federal and state refunds of $141 from prior years taxes paid. This benefit was partially offset by foreign taxes totaling $96. The Company's tax provision for the year ended December 31, 2001 consisted primarily of foreign taxes totaling $154. Foreign taxes vary with Type OEM license royalties from customers in countries who have signed tax conventions with the United States including Japan, Korea, and Poland, and also with the results of operations from the Company's location in the United Kingdom.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER 31, 2000
(in thousands except percent amounts)

Consolidated Gross Profit:

	DECEMBER 31,
					Change
		% of Revenue		% of Revenue
	2001		2000		Dollars	Percent
Revenue
Software licenses	$6,859	86.1%	$7,341	81.7%	$(482)	(6.6)%
Services	1,109	13.9	1,641	18.3	(532)	(32.4)

Total revenue	7,968	100.0	8,982	100.0	(1,014)	(11.3)
Cost of Revenue
Software licenses	1,071	15.6	730	9.9	341	46.7
Services	356	32.1	663	40.4	(307)	(46.3)

Total cost of revenue	1,427	17.9	1,393	15.5	34	2.4

Gross Profit	$6,541	82.1%	$7,589	84.5%	$(1,048)	(13.8)%

        The decrease in revenue for the year ended December 31, 2001 as compared to the year ended December 31, 2000 was due to decreases of $849 and $625 for the Type and Pageflex business segments, respectively, partially offset by an increase of $460 for the MyFonts business segment. The decrease in the gross profit for the year ended December 31, 2001 as compared to the year ended December 31, 2000 is primarily attributable to the decrease in revenue for those periods. Cost of revenue increased $34 to $1,427 for the year ended December 31, 2001 from $1,393 for the year ended December 31, 2000. Cost of services decreased $307 primarily because of the decrease in Pageflex's service related revenue, while cost of license fees increased $341. The increase in cost of license fee revenue was primarily due to the increase in royalties paid by the Myfonts business segment for the year ended December 31, 2001. Myfonts typically pays a royalty to third party foundries of 80% of the revenue generated. This cost represents a higher percentage of revenue than that realized by the Type and Pageflex business segments resulting in a decrease in the gross margin percentage for the year ended December 31, 2001 as compared to the year ended December 31, 2000. These segments are discussed in detail below.

Type Gross Profit:

	DECEMBER 31,
					Change
		% of Segment Revenue		% of Segment Revenue
	2001		2000		Dollars	Percent
Revenue
Software licenses	$4,886	91.4%	$5,820	93.9%	$(934)	(16.1)%
Services	462	8.6	377	6.1	85	22.6

Total revenue	5,348	100.0	6,197	100.0	(849)	(13.7)

Percentage of total revenue	67.1%		69.0%
Cost of Revenue
Software licenses	516	10.6	627	10.8	(111)	(17.7)
Services	204	44.2	252	66.8	(48)	(19.1)

Total cost of revenue	720	13.5	879	14.2	(159)	(18.1)

Gross Profit	$4,628	86.5%	$5,318	85.8%	$(690)	(13.0)%

        The decrease in Type revenue for the year ended December 31, 2001 versus the year ended December 31, 2000 was the result of a decrease in end user sales, including end user sales by Bitstream's resellers of approximately $674, and a decrease in OEM revenue of approximately $175. The decrease in retail revenue was primarily caused by decreases in corporate and consumer spending during 2001 because of concerns over the economy. These same concerns caused OEM customers to ship less units and postpone deployment of new technologies that included our Font Fusion product. Sales increased towards the end of the year and during the fourth quarter of 2001, the Company saw an increase in OEM license revenue of $440 or 53.7% as compared to the fourth quarter of 2000. The decrease in cost of revenue and gross profit for the year ended December 31, 2001 as compared to the year ended December 31, 2000 is primarily attributable to the decrease in revenue for those periods.

MyFonts Gross Profit:

	DECEMBER 31,
					Change
		% of Segment Revenue		% of Segment Revenue
	2001		2000		Dollars	Percent
Revenue
Software licenses	$510	100.0%	$50	100.0%	$460	920.0%

Total revenue	510	100.0	50	100.0	460	920.0

Percentage of total revenue	6.4%		0.6%
Cost of Revenue
Software licenses	395	77.5	34	68.0	361	1061.8

Total cost of revenue	395	77.5	34	68.0	361	1061.8

Gross Profit	$115	22.5%	$16	32.0%	$99	618.8%

        MyFonts began selling through its Web site at the end of the first quarter of 2000. The Company has excluded inter-company sales, which MyFonts generated from the resale of Bitstream fonts. Total MyFonts revenue including revenue from inter-company sales was $702 and $96 for the years ended December 31, 2001 and 2000, respectively. The increase in cost of license fee revenue was due to the $361 increase in royalties paid by the Myfonts business segment for the year ended December 31, 2001. Myfonts typically pays a royalty to third party foundries of 80% of the revenue generated.

Pageflex Gross Profit:

	DECEMBER 31,
					Change
		% of Segment Revenue		% of Segment Revenue
	2001		2000		Dollars	Percent
Revenue
Software licenses	$1,463	69.3%	$1,471	53.8%	$(8)	(0.5)%
Services	647	30.7	1,264	46.2	(617)	(48.8)

Total revenue	2,110	100.0	2,735	100.0	(625)	(22.9)

Percentage of total revenue	26.5%		30.4%
Cost of Revenue
Software licenses	160	10.9	69	4.7	91	131.9
Services	152	23.5	411	32.5	(259)	(63.0)

Total cost of revenue	312	14.8	480	17.6	(168)	(35.0)

Gross Profit	$1,798	85.2%	$2,255	82.4%	$(457)	(20.3)%

        Pageflex revenue for the years ended December 31, 2001 and 2000 includes non-recurring engineering and license fees. Revenue for the year ended December 31, 2001, excluding these transactions, which are discussed below, increased $565 or 39% from $1,460 for the year ended December 31, 2000 to $2,025 for the year ended December 31, 2001. This increase was primarily the result of sales of the Company's Mpower product and an increase in usage fees generated by an increased customer base for the Company's products. Including the non-recurring engineering and license fees revenue from services decreased $617 or 48.8%. The non-recurring fees for year ended December 31, 2001 were $85 in exclusivity fees related to the Company's NuDoc™ OEM relationship with Atex Media Solutions, Inc. ("Atex"). Included in Pageflex revenue for the year ended December 31, 2000 were non-recurring fees of $435 in service revenue from a software development and licensing agreement with Xerox Corporation as well as license revenue of $420 and service revenue of $419 from Atex. The decrease in cost of revenue and gross profit for the year ended December 31, 2001 as compared to the year ended December 31, 2000 is primarily attributable to the decrease in revenue for those periods. Costs of software license revenue increased due to an increase in direct costs attributable to creating new designs, packaging and shipping for the Mpower and Persona products which were not incurred in connection with the large amount of OEM related revenue in prior years.

Marketing and Selling:

	DECEMBER 31,
					Change
		% of Segment Revenue		% of Segment Revenue
	2001		2000		Dollars	Percent
Type	$1,507	28.2%	$1,607	25.9%	$(100)	(6.2)%
MyFonts	64	12.5	16	32.0	48	300.0
Pageflex	1,356	64.3	2,057	75.2	(701)	(34.1)

Consolidated marketing And selling	$2,927	36.8%	$3,680	41.0%	$(753)	(20.5)%

        The decrease in marketing and selling expenses in absolute dollars and as a percentage of revenue for the year ended December 31, 2001 as compared to the year ended December 31, 2000 reflects expense reductions in the Pageflex and the Type business segments partially offset by an increase in marketing and selling expense for the Myfonts business segment. The decrease in Type marketing expenses was primarily due to reductions in advertising and commission expense. The decrease in Pageflex expenses included reductions in employee related salary, benefits and travel expenses of $108, advertising and marketing expenses for tradeshows, product branding, and printing of $348, and professional fees and marketing consultant fees of $94.

Research and Development ("R&D"):

	DECEMBER 31,
					Change
		% of Segment Revenue		% of Segment Revenue
	2001		2000		Dollars	Percent
Type	$1,776	33.2%	$1,754	28.3%	$22	1.3%
MyFonts	706	138.4	396	792.0	310	78.3
Pageflex	2,562	121.4	2,671	97.7	(109)	(4.1)

Consolidated research and development	$5,044	63.3%	$4,821	53.7%	$223	4.6%

        The increase in R&D expenses in absolute dollars and as a percentage of revenue for the year ended December 31, 2001 as compared to the year ended December 31, 2000 reflects increases in the Type and Myfonts business segments partially offset by expense reductions at the Pageflex business segment. The Type segment increase reflects reductions in engineering costs incurred on customer specific projects, which are charged to cost of revenue of $103, partially offset by a decrease in the outsourcing of engineering projects of approximately $80. The decrease in R&D expense for Pageflex was primarily due to further decreases in the outsourcing of engineering projects and the absorption of those projects by current staff. The increase in R&D expenses for the MyFonts segment is attributable to increases in internal engineering costs and the outsourcing of engineering costs for continued development of the MyFonts.com Web site.

General and Administrative ("G&A"):

	DECEMBER 31,
					Change
		% of Segment Revenue		% of Segment Revenue
	2001		2000		Dollars	Percent
Type	$980	18.3%	$1,048	16.9%	$(68)	(6.5)%
MyFonts	69	13.5	36	72.0	33	91.7
Pageflex	808	38.3	1,348	49.3	(540)	(40.1)

Consolidated general and administrative	$1,857	23.3%	$2,432	27.0%	$(575)	(23.6)%

        The decrease in G&A expenses in dollars and as a percentage of revenues for the year ended December 31, 2001 versus the year ended December 31, 2000 is primarily due to decreases in bad debt reserves of $809. Bad debt expense for the Type segment decreased $320 from $323 to $3. Bad debt expense for the Pageflex segment decreased $489 from $260 for the year ended December 31, 2000 to a net recovery of $(229) for the year ended December 31, 2001. The decrease in bad debt expense was partially offset by increases in professional service fees and facilities costs of $154 and $104, respectively.

        A significant portion of the Company's operating expenses are fixed, and planned expenditures in any given quarter are based on sales and revenue forecasts. Accordingly, if products are not completed and/or shipped on schedule and revenues do not meet the Company's expectations in any given quarter, the Company's operating results and financial condition could be adversely affected.

Gain (loss) on Investment in DiamondSoft, Inc.:

	DECEMBER 31,
					Change
		% of Revenue		% of Revenue
	2001		2000		Dollars	Percent
Gain (loss) on investment in DiamondSoft, Inc.	$(260)	(3.3)%	$(13)	(0.1)%	$(247)	(1900.0)%

        In March 1998 the Company made a $500 equity investment in DiamondSoft, Inc. ("DiamondSoft") representing a 25% ownership interest. During the year ended December 31, 2001 the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream's ownership percentage to 31.7% at December 31, 2001. DiamondSoft is a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. The Company's pro rata share of DiamondSoft's loss was $(260) for the year ended December 31, 2001 versus $(13) for the year ended December 31, 2000.

Interest income, net:

	DECEMBER 31,
					Change
		% of Revenue		% of Revenue
	2001		2000		Dollars	Percent
Interest income, net	$233	2.9%	$463	5.2%	$(230)	(49.7)%

        Interest income consists primarily of income earned on cash and money market instruments and has decreased as the Company has used cash to fund operations and also as interest rates have decreased.

Provision for income taxes:

	DECEMBER 31,
					Change
		% of Revenue		% of Revenue
	2001		2000		Dollars	Percent
Income Tax Expense	$167	2.1%	$245	2.7%	$(78)	(31.8)%

        The Company recorded a tax provision of $167 for the year ended December 31, 2001, which includes $13 in various state minimum taxes and $154 in foreign income taxes. The Company recorded a tax provision of $245 for the year ended December 31, 2000, which included $23 in various state minimum taxes and $222 in foreign income taxes.

LIQUIDITY AND CAPITAL RESOURCES
(in thousands, except share amounts)

        The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations and cash received from the sale of the Company's MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998. As of December 31, 2002, the Company had net working capital of $3,718 versus $4,688 at December 31, 2001.

        The Company used cash of approximately $752 and $1,063 to fund its operations during the years ended December 31, 2002 and 2001, respectively. The cash was used primarily to fund the Company's net losses. The net losses after adjustment for non-cash expenses resulted in the use of $825 and $2,294 in cash during the years ended December 31, 2002 and 2001, respectively. Changes in operating assets and liabilities resulted in cash savings of $73 and $1,231 for the years ended December 31, 2002 and 2001, respectively. During the year ended December 31, 2002, the change in operating assets and liabilities was primarily the result of an increase in accounts payable of $152 and collections of accounts receivable which decreased the receivable balance by $77, partially offset by an increase in income tax receivables of $134. During the year ended December 31, 2001, the primary change in operating assets and liabilities was the collection of accounts receivable, which resulted in a $1,364 decrease in outstanding accounts receivable.

        The Company's investing activities used cash of $189 and $769 for the years ended December 31, 2002 and 2001, respectively. Additions of property and equipment and intangible assets used $189 and $359 in cash for the years ended December 31, 2002 and 2001, respectively. During the year ended December 31, 2001 the Company also increased its investment in DiamondSoft, Inc. by $410.

        The Company's financing activities provided cash of $53 and $399 for the years ended December 31, 2002 and 2001, respectively from the exercise of stock options.

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

        As of December 31, 2002, the Company had no material commitments for capital expenditures. From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company's business. Any such transactions consummated may use a portion of the Company's working capital or require the issuance of equity or debt. As of December 31, 2002, the Company had future minimum annual lease payments under the Company's leased facilities of $301 for the year ended December 31, 2003.

NASDAQ LISTING REQUIREMENTS

        At December 31, 2002 the Company's Common Stock traded on the Nasdaq National Market System. Effective February 28, 2003 the Company's Common Stock was transferred from the Nasdaq National Market to the Nasdaq Small Cap market. The application to transfer to the Nasdaq Small Cap Market was made in response to a notice from Nasdaq that the Company is not compliant with Nasdaq's new continuing listing requirement, which became effective November 1, 2002. Nasdaq changed its National Market System continued listing standard from a minimum $4,000,000 net tangible asset requirement to a minimum $10,000,000 stockholders' equity requirement. Bitstream did not comply with the $10,000,000 stockholders equity requirement, as its stated equity as of December 31, 2002 was $6,000,000. Upon consideration of the factors involved, the Company elected to transfer from the Nasdaq National Market. Bitstream's common stock will continue trading under its current symbol BITS.

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

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. Under this standard, a liability for a cost associated with an exit or disposal activity formerly recognized upon the entity's commitment to an exit plan is now recognized when the liability is incurred. The Company does not expect SFAS No. 146 to have a material impact on its financial position or results of operations upon its adoption on January 1, 2003.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Other (FIN No.45). FIN No. 45 requires that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The interpretation also requires additional disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for financial statement periods that end after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting ("APB No. 28"), to require disclosure about those effects in interim financial statements. The amendments to SFAS No. 123 are generally effective for financial statements for fiscal years ending after December 15, 2002. The amendment to APB No. 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company's adoption of SFAS No. 148 has not had, and is not expected to have, a significant effect on its financial position or its results of operations.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN No. 46 on July 1, 2003. The Company does not expect FIN No. 46 will have a material effect on its financial position or its results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS,
AND DERIVATIVE COMMODITY INSTRUMENTS

        As of December 31, 2002, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company's investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company's books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

        The Company's primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company's investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company's exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the year ended December 31, 2002. Currently, the Company does not engage in foreign currency hedging activities.

ITEM 8. Financial Statements and Supplementary Data

        The index to Financial Statements appears on page F-1, the Independent Auditors' Reports appears on page F-2 to F-3, and the Financial Statements and Notes to Financial Statements appear on pages F-4 to F-27.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        In April 2002, we changed our independent accountants as reported in our Current Report on Form 8-K dated April 30, 2002.

        Our consolidated financial statements for each of the two years ended December 31, 2001 and 2000, were audited by Arthur Andersen LLP, independent accountants. On August 31, 2002, Arthur Andersen ceased practicing before the SEC. Therefore, Arthur Andersen did not participate in the preparation of this Form 10-K, did not reissue its audit report with respect to the financial statements included in this Form 10-K, and did not consent to the inclusion of its audit report in this Form 10-K. As a result, holders of our securities may have no effective remedy against Arthur Andersen in connection with a material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders were able to assert such a claim, because it has ceased operations, Arthur Andersen may fail or otherwise have insufficient assets to satisfy claims made by holders of our securities that might arise under federal securities laws or otherwise with respect to Arthur Andersen's audit report.

PART III

        Certain information required by Part III is omitted from this Report in that the Company will file a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2003 that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2003.

ITEM 10. Directors and Executive Officers of the Registrant

        The information required by this Item concerning directors is incorporated by reference to the section entitled "Proposal No. 1—Election of Directors—Nominees for Directors" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2003 and which will be filed with the Securities and Exchange Commission on or before April 30, 2003. The information concerning the executive officers of the Company required by this Item is contained in the "Executive Officers of the Registrant" section of Item 1 hereof and is incorporated by reference in this Part III.

        There is incorporated herein by reference to the discussion under "Principal and Management Stockholders—Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2003 the information with respect to any delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. Executive Compensation

        Information required by this Item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2003 under the heading "Executive Compensation."

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

        Information required by this Item is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2003 under the heading "Principal and Management Stockholders."

ITEM 13. Certain Relationships and Related Transactions

        Information required by this Item, if any, is incorporated herein by reference to the information appearing in the Company's definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 20, 2003 under the heading "Certain Relationships and Related Transactions".

ITEM 14. Controls and Procedures

        Based on the evaluation of the Company's disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, each of Charles Ying, the Chief Executive Officer of the Company, Anna Chagnon, the Chief Financial Officer of the Company through March 2003, and James Dore, the Chief Financial Officer of the Company as of March 2003, have concluded that the Company's disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission's rules and forms.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1.
Financial Statements.

(a)
The following documents are included as part of this report:

(1)
Financial Statements

      Reports of Independent Accountants
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
4.2
Rights Agreement dated as of November 12, 1998 between the Company and BankBoston N.A., as Rights Agent, which includes: as Exhibit A thereto, the form of Certificate of Designation of Series A Junior Participating, Preferred Stock of the Company; as Exhibit B thereto, the Form of Right Certificate; and as Exhibit C thereto, the summary of Rights to Purchase Preferred Shares. (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K filed on November 16, 1998).
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
10.4.7
Seventh Amendment to Lease between Athenaeum Property LLC and the Company dated October 1, 1998 (incorporated by reference to Exhibit 10.4.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).
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
10.7	1997 Stock Plan (incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996).
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
16
16.1
Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated June 25, 2002 (filed as Exhibit 16.1 to the Registrant's Current Report on Form 8-K filed on April 30, 2002) and incorporated in this document by reference.

21	Subsidiaries of Registrant
*21.1	Subsidiaries of the Registrant
23	Consents
*23.1	Consent of PricewaterhouseCoopers LLP
*23.2	Limitations of Remedies Against Arthur Andersen LLP (Reference is made to Item 9 of this Report).
99	Additional Exhibit
*99.1	Certification Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

(b)
REPORTS ON FORM 8-K

    NONE

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on this 26th day of March, 2003.

BITSTREAM INC.
By:	/s/ CHARLES YING Charles Ying Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ CHARLES YING Charles Ying	Chairman of the Board, Director and Chief Executive Officer (Principal Executive Officer)	March 26, 2003
/s/ ANNA M. CHAGNON Anna M. Chagnon	President, Chief Operating Officer, Treasurer and Secretary (Principal Financial Officer)	March 26, 2003
/s/ JAMES P. DORE James P. Dore	Vice President, Chief Financial Officer and Controller (Principal Financial and Accounting Officer)	March 26, 2003
/s/ AMOS KAMINSKI Amos Kaminski	Director	March 26, 2003
/s/ DAVID G. LUBRANO David G. Lubrano	Director	March 26, 2003
/s/ GEORGE B. BEITZEL George B. Beitzel	Director	March 26, 2003
/s/ MICHAEL LANG Michael Lang	Director	March 26, 2003

CERTIFICATION

I, Charles Ying, Chief Executive Officer of Bitstream Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Bitstream Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURE	TITLE	DATE
/s/ CHARLES YING Charles Ying	Chief Executive Officer	March 26, 2003

CERTIFICATION

I, Anna Chagnon, President and Chief Operating Officer of Bitstream Inc., certify that:

1.
I have reviewed this annual report on Form 10-K of Bitstream Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURE	TITLE	DATE
/s/ ANNA M. CHAGNON Anna M. Chagnon	President, Chief Operating Officer, and General Counsel	March 26, 2003

CERTIFICATION

I, James Dore, Chief Financial Officer of Bitstream Inc., certify that:

2.
I have reviewed this annual report on Form 10-K of Bitstream Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements are made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

e)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

f)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors:

c)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

d)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURE	TITLE	DATE
/s/ JAMES P. DORE James P. Dore	Chief Financial Officer	March 26, 2003

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders,
Bitstream Inc.:

        In our opinion, the accompanying consolidated balance sheet as of December 31, 2002 and the related consolidated statements of operations, of stockholders' equity and comprehensive net loss, and of cash flows present fairly, in all material respects, the financial position of Bitstream Inc. and its subsidiaries at December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion. The consolidated financial statements of Bitstream Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, prior to the revisions discussed in Note 1, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 13, 2002.

        As disclosed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, Goodwill and other Intangible Assets on January 1, 2002.

        As discussed above, the consolidated financial statements of Bitstream Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, Goodwill and Other intangible Assets, which was adopted by the Company on January 1, 2002. We audited the transitional disclosures for 2001 and 2000 described in Note 1. In our opinion, the transitional disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
February 18, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

AS DISCUSSED IN NOTE 1, BITSTREAM INC. HAS REVISED ITS FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. THE REVISIONS TO THE 2001 AND 2000 FINANCIAL STATEMENTS RELATED TO THESE TRANSITIONAL DISCLOSURES WERE REPORTED ON BY PRICEWATERHOUSECOOPERS LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

To Bitstream Inc.:

        We have audited the accompanying consolidated balance sheets of Bitstream Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive net loss and cash flows for each of the three years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                        /s/ Arthur Andersen LLP

Boston, Massachusetts
February 13, 2002

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$4,828	$5,716
Accounts receivable, net of allowance of $15 and $53 at December 31, 2002 and 2001, respectively	602	679
Income tax receivable	134	—
Prepaid expenses and other current assets	112	122

Total current assets	5,676	6,517

Property and equipment, net	271	473

Other assets:
Restricted cash	300	300
Goodwill	727	727
Investment in DiamondSoft, Inc.	748	599
Intangible assets	236	218
Other assets	6	5

Total other assets	2,017	1,849

Total assets	$7,964	$8,839

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$245	$93
Accrued expenses	1,046	1,126
Current portion of deferred revenue	667	610

Total current liabilities	1,958	1,829

Long-term deferred revenue	6	14

Total liabilities	1,964	1,843

Commitments (Note 6)
Stockholders' equity:
Preferred stock, $0.01 par value
Authorized—6,000 shares
Issued and outstanding—0 at December 31, 2002 and 2001, respectively	—	—
Common stock, $0.01 par value
Authorized—30,500 shares
Issued and outstanding—8,475 and 8,428 at December 31, 2002 and 2001, respectively	85	84
Additional paid-in capital	32,408	32,383
Accumulated deficit	(26,133)	(25,111)
Treasury stock, at cost; 126 shares as of December 31, 2002 and 2001	(360)	(360)

Total stockholders' equity	6,000	6,996

Total liabilities and stockholders' equity	$7,964	$8,839

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	Years Ended December 31,
	2002	2001	2000
Revenue:
Software licenses	$7,415	$6,859	$7,341
Services	1,052	1,109	1,641

Total revenue	8,467	7,968	8,982
Cost of revenue:
Software licenses	1,682	1,071	730
Services	372	356	663

Cost of revenue	2,054	1,427	1,393

Gross profit	6,413	6,541	7,589

Operating expenses:
Marketing and selling	2,229	2,927	3,680
Research and development	4,028	5,044	4,821
General and administrative	1,446	1,857	2,432

Total operating expenses	7,703	9,828	10,933

Operating loss	(1,290)	(3,287)	(3,344)

Gain (Loss) on investment in DiamondSoft, Inc.	149	(260)	(13)
Interest income, net	74	233	463

Loss before provision for income taxes	(1,067)	(3,314)	(2,894)
(Benefit from) provision for income taxes	(45)	167	245

Net loss	$(1,022)	$(3,481)	$(3,139)

Basic and diluted net loss per share	$(0.12)	$(0.43)	$(0.41)

Basic and diluted weighted average shares outstanding	8,326	8,069	7,738

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE NET LOSS

(IN THOUSANDS)

	Common Stock $.01 Par Value				Treasury Stock
	Number of Shares	$	Additional Paid-in Capital	Accumulated Deficit	Number of Shares	Cost	Total Stockholders' Equity	Comprehensive Net Loss
BALANCE, DECEMBER 31, 1999	7,550	$75	$31,218	$(18,491)	39	$(60)	$12,742	—

Exercise of stock options and warrants	302	3	468	—	—	—	471	—
Issuance of common stock	51	1	(1)	—	—	—	—	—
Advance received for stock option exercise	—	—	225	—	—	—	225	—
Compensation expense related to options	—	—	50	—	—	—	50	—
Treasury stock acquired	—	—	—	—	87	(300)	(300)	—
Net loss	—	—	—	(3,139)	—	—	(3,139)	(3,139)

Comprehensive net loss for the year ended December 31, 2000	—	—	—	—	—	—	—	$(3,139)

BALANCE, DECEMBER 31, 2000	7,903	$79	$31,960	$(21,630)	126	$(360)	$10,049	—

Exercise of stock options and warrants	525	5	394	—	—	—	399	—
Compensation expense related to options	—	—	29	—	—	—	29	—
Net loss	—	—	—	(3,481)	—	—	(3,481)	(3,481)

Comprehensive net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	$(3,481)

BALANCE, DECEMBER 31, 2001	8,428	$84	$32,383	$(25,111)	126	$(360)	$6,996	—

Exercise of stock options and warrants	47	1	52	—	—	—	53	—
Compensation expense related to options	—	—	(27)	—	—	—	(27)	—
Net loss	—	—	—	(1,022)	—	—	(1,022)	(1,022)

Comprehensive net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	$(1,022)

BALANCE, DECEMBER 31, 2002	8,475	$85	$32,408	$(26,133)	126	$(360)	$6,000	—

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,022)	$(3,481)	$(3,139)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	301	373	449
Amortization	72	525	525
Stock based compensation	(27)	29	50
(Gain) Loss on investment in DiamondSoft, Inc.	(149)	260	13
Changes in operating assets and liabilities:
Accounts receivable	77	1,364	148
Income tax receivable	(134)	—	—
Prepaid expenses and other assets	9	82	136
Accounts payable	152	(168)	(90)
Accrued expenses	(80)	(161)	161
Deferred revenue	49	114	153

Net cash used in operating activities	(752)	(1,063)	(1,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(99)	(210)	(322)
Additions to intangible assets	(90)	(149)	(41)
Restricted cash	—	—	(300)
Investment in DiamondSoft, Inc.	—	(410)	—

Net cash used in investing activities	(189)	(769)	(663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long-term capital lease obligations	—	—	(27)
Purchase of treasury stock	—	—	(300)
Advance from shareholder for stock option exercise	—	—	225
Proceeds from exercise of stock options/warrants	53	399	471

Net cash provided by financing activities	53	399	369

Net Decrease in Cash and Cash Equivalents	(888)	(1,433)	(1,888)
Cash and Cash Equivalents, beginning of period	5,716	7,149	9,037

Cash and Cash Equivalents, end of period	$4,828	$5,716	$7,149

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$—	$2
Cash paid for income taxes	$70	$235	$167

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

        Bitstream Inc. ("Bitstream") together with its subsidiaries (collectively, the "Company"), headquartered in Cambridge, Massachusetts, is composed of three separate and distinct businesses: (1) its type and technology ("Type") business, which generates revenue primarily from the licensing of font rendering software and fonts to the embedded, set-top box, wireless device and information appliance markets; (2) MyFonts.com, a wholly owned subsidiary that was formed in late 1999 as the first e-commerce site to aggregate fonts from multiple vendors on one easy-to-use Web site ("MyFonts"); and (3) Pageflex, Inc., a wholly owned subsidiary that was formed in early 1999 to establish the Company as a leader in dynamic page composition technologies ("Pageflex").

        The Company is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. The Company has also experienced net losses and as of December 31, 2002 has an accumulated deficit of $26.1 million.

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

(b)    Revenue Recognition

        The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), Software Revenue Recognition, as modified by SOP 98-9, Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The Company derives revenues from the sale of its software products, professional consulting, and support and maintenance services. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

        Licensing fees and royalty revenues include: (1) payments paid by Original Equipment Manufacturer ("OEM") and Independent Software Vendor ("ISV") customers for text imaging and page layout technologies; (2) direct and indirect sales of software publishing applications for the creation, enhancement, management, transport, viewing and printing of electronic information; (3) direct sales of custom and other type products to end users such as graphic artists, desktop publishers and corporations; and (4) sales of type products to foreign customers primarily through distributors. Certain OEM and ISV customers pay royalties only upon the sublicensing of the Company's products to end-users. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

        The Company recognizes revenue under multiple-element arrangements using the residual method when vendor-specific objective evidence of fair value exists for all of the undelivered elements under the arrangement. Under the residual method, the arrangement consideration is first allocated to undelivered elements based on vendor-specific objective evidence of the fair value for each element and the residual amount is allocated to the delivered elements. Arrangement consideration allocated to undelivered elements is deferred and recognized as revenue when the elements are delivered, if all other revenue recognition criteria are met. The Company has established sufficient vendor-specific objective evidence for the value of its consulting, training, and other services, based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with consulting, training or other services.

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

        Revenue from guaranteed minimum royalty licenses is recognized upon delivery of the software license when no further obligations of the Company exist, while revenue on pay-as-you-go licenses is recognized in the period when sublicenses to end users are reported to the Company by the OEM or ISV customer. In certain guaranteed minimum royalty licenses, the Company will enter into extended payment programs with creditworthy customers. Revenue related to extended payment programs is recognized when payment becomes due to the Company.

        Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and if collection is probable. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become probable. Revenue related to extended payment programs is recognized when payment becomes due to the Company.

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

        The Company generally warrants that its products will function substantially in accordance with documentation provided to customers for approximately 90 days following initial delivery. The Company had not incurred any expenses related to warranty claims.

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

(d)    Stock-Based Compensation

        SFAS No. 123, Accounting for Stock-Based Compensation, permits a company to choose either a new fair-value based method prescribed by SFAS No. 123 or Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, which prescribes an intrinsic value based method of accounting for its employee stock based compensation arrangements. The Company elected to continue to account for its employee stock-based compensation plans utilizing the provisions of APB Opinion No. 25 and the disclosure only option under SFAS No. 123, which requires disclosure of pro forma information regarding net loss and net loss per share based on fair value accounting for stock based compensation plans. Additional discussion can be found in Note 7.

        The following table sets forth the pro forma amounts of net loss and net loss per share that would have resulted if the Company accounted for its employee stock plans under the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation" (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Net loss:
As reported	$(1,022)	$(3,481)	$(3,139)
Pro forma	$(2,189)	$(4,669)	$(4,306)
Basic and diluted net loss per share:
As reported	$(0.12)	$(0.43)	$(0.41)
Pro forma	$(0.26)	$(0.58)	$(0.56)

(e)    Cash and Cash Equivalents

        As of December 31, 2002, cash and cash equivalents included bank deposits and money market instruments. The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and records such investments at cost, which approximates market value.

(f)    Property and Equipment

        Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following (in thousands):

	December 31,
	2002	2001
Equipment and computer software	$2,511	$2,413
Purchased software	352	351
Furniture and fixtures	372	372
Leasehold improvements	659	659

	3,894	3,795
Less—Accumulated depreciation and amortization	3,623	3,322

Property and equipment, net	$271	$473

        Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment and computer software	3 Years
Purchased software	3 Years
Equipment under capital lease	Life of lease
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

(g)    Fair Value of Financial Instruments

        The Company's financial instruments consist of cash equivalents, accounts receivable, restricted cash, accounts payable and capital leases. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2002 and 2001 due to the short-term nature of these instruments.

(h)    Foreign Currency Translation

        The Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar, and accordingly, their financial information is translated into U.S. dollars using exchange rates in effect at period end for monetary assets and liabilities, historical rates for non-monetary assets and liabilities and average exchange rates during each reporting period for the results of operations. Gains (losses) resulting from translation of foreign subsidiary financial statements, as well as transaction gains (losses), are charged to operations.

(i)    Off-Balance Sheet Risk and Concentration of Credit Risk

        Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places a majority of its cash investments in one highly-rated financial institution. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company's accounts receivable. At December 31, 2002, two customers accounted for 16% and 10% of the Company's accounts receivable. The Company does not have any off-balance sheet risks as of December 31, 2002. At December 31, 2001, two customers accounted for 18% and 17% of the Company's accounts receivable. For the years ended December 31, 2002, and December 31, 2001, no single customer accounted for 10% or greater of the Company's revenues. For the year ended December 31, 2000, one customer accounted for 10% of the Company's revenue.

(j)    Goodwill and other intangible assets (in thousands, except per share amounts)

        Goodwill is stated at the unamortized cost as of December 31, 2002 and 2001, less impairment adjustments if applicable, and consists of the following:

	December 31,
	2002	2001
Acquisition of Type Solutions, Inc.	$228	$228
Acquisition of Alaras Corporation	499	499

Goodwill	727	727
Embedded goodwill from equity investment in DiamondSoft, Inc. (Note 3)	557	557

Total Goodwill	$1,284	$1,284

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

        The Company ceased all goodwill amortization effective January 1, 2002. In addition, the Company tested recorded goodwill attributable to each reporting unit for impairment. Management conducted impairment testing as of January 1, 2002 and as of December 31, 2002 and determined that the fair value of its reporting units were greater than the carrying values for those units. The Company has recorded goodwill embedded in its equity investment in DiamondSoft, Inc. of $557 as of December 31, 2002 and 2001, which is not attributable to a reporting unit.

        The carrying amounts of goodwill attributable to each reporting unit are as follows:

	December 31,
	2002	2001
Type	$228	$228
MyFonts	—	—
Pageflex	499	499

	$727	$727

        Had the Company applied the non-amortization provisions of SFAS No. 142 as of January 1, 2000, results of operations for the year ended December 31, 2002, 2001 and 2000, would have been as follows (in thousands, except per share amounts):

	The Year ended December 31,
	2002	2001	2000
Reported net loss	$(1,022)	$(3,481)	$(3,139)
Add:
Goodwill amortization, net of tax	—	469	469
Embedded goodwill amortization, net of tax	—	114	—

Adjusted net loss	$(1,022)	$(2,898)	$(2,670)

Basic and diluted loss per share as reported	$(0.12)	$(0.43)	$(0.41)

Basic and diluted pro forma loss per share	$(0.12)	$(0.36)	$(0.35)

        In connection with its adoption of SFAS 142, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate. The components of the Company's amortized intangible assets follow:

	December 31, 2002		December 31, 2001
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Marketing-related	$76	$(40)	$70	$(27)
Technology-based	373	(173)	289	(114)

Total	$449	$(213)	$359	$(141)

        Amortization expense for finite-lived intangible assets for the years ended December 31, 2002, 2001 and 2000 was $72, $56 and $56, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2003	$75
2004	70
2005	53
2006	30
2007	8

$236

(k)    Reclassifications

        Certain prior year account balances have been reclassified to be consistent with the current year's presentation.

(l)    Recently Issued Accounting Standards

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

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). The provisions of this Statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. Under this standard, a liability for a cost associated with an exit or disposal activity formerly recognized upon the entity's commitment to an exit plan is now recognized when the liability is incurred. The Company does not expect SFAS No. 146 to have a material impact on its financial position or results of operations upon its adoption on January 1, 2003.

        In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Other (FIN No.45). FIN No. 45 requires that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The interpretation also requires additional disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for financial statement periods that end after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company's consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FAS 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. This Statement also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting ("APB No. 28"), to require disclosure about those effects in interim financial statements. The amendments to SFAS No. 123 are generally effective for financial statements for fiscal years ending after December 15, 2002. The amendment to APB No. 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The Company's adoption of SFAS No. 148 has not had, and is not expected to have, a significant effect on its financial position or its results of operations.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities" or "VIEs") and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN No. 46 on July 1, 2003. The Company does not expect FIN No. 46 will have a material effect on its financial position or its results of operations.

(m)    Impairment of Long-Lived Assets

        The Company reviews its long-lived assets (which include intangible assets and property and equipment) for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset or subsidiary. Management believes that, as of each of the balance sheet dates presented, none of the Company's long-lived assets was impaired. (See Note 1(j))

(n)    Comprehensive Loss

        SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive (loss) income and its components in a full set of general purpose financial statements. The Company's comprehensive loss is equal to the Company's net loss for all periods presented.

(2)    Loss Per Share (in thousands)

        Basic earnings or loss per share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the effect of the conversion of potentially dilutive securities, such as stock options, based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. As a result there is no difference between the Company's basic and diluted loss per share for the three years ended December 31, 2002.

        If the Company had reported a profit for these periods, the potential common shares would have increased the weighted average shares outstanding by 975, 1,198 and 1,819 shares for the years ended December 31, 2002, 2001 and 2000, respectively. In addition, there were warrants and options outstanding to purchase 576, 112, and 123 shares for the years ended December 31, 2002, 2001, and 2000, respectively, that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company's common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(3)    Investment (in thousands, except percentages)

        On March 13, 1998, the Company made a $500 or 25% equity investment, accounted for under the equity method, in DiamondSoft, Inc. ("DiamondSoft"), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. During the year ended December 31, 2001 the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream's ownership percentage to 31.7% at December 31, 2001, which remained unchanged as of December 31, 2002.

        Gains (losses) for the years ended December 31, 2002, 2001, and 2000 related to the Company's investment in DiamondSoft totaled approximately $149, $(260) and $(13), respectively, and are included in the accompanying consolidated statements of operations. The Company has recorded goodwill related to this investment equal to the difference between the amount paid for the investment and the Company's share of DiamondSoft's underlying net assets at the time of each investment. Losses for the years ended December 31, 2001, and 2000 included $114 and $0, respectively, in amortization. This goodwill amortization ceased in accordance with the Company's adoption of SFAS No. 142 on January 1, 2002. (See Note 1(j))

        On June 19, 2000, the Company deposited $300 into a money market account at Wells Fargo Bank to secure a $300 line of credit granted DiamondSoft by that bank. This cash, which continues to secure the line of credit, is presented on the Company's consolidated balance sheet as restricted cash.

(4)    Income Taxes (in thousands, except percent amounts)

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

        A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying consolidated statements of operations as a percentage of pre-tax income is as follows:

	Years Ended December 31,
	2002	2001	2000
Computed expected federal tax benefit	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(6.0)	(6.0)	(6.0)
Foreign income/losses	—	0.4	4.5
Foreign taxes, including withholding taxes	9.0	4.6	(2.4)
Nondeductible goodwill amortization	—	4.6	13.2
Change in valuation allowance	26.8	35.4	33.2

Provision for income taxes per accompanying consolidated statement of operations	(4.2)%	5.0%	8.5%

        The Company's tax benefit for the year ended December 31, 2002 resulted from US federal and state refunds of $141 from prior years taxes paid. The following is a summary of the components of the (benefit from) or provision for income taxes:

	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$(134)	$—	$—
State	(7)	13	23
Foreign	96	154	222

Total	$(45)	$167	$245

        The significant items composing the deferred tax asset are as follows:

	December 31,
	2002	2001
Net operating loss carryforwards	$6,308	$6,003
Tax credit carryforwards	1,480	2,793
Other temporary differences	539	1,304

Gross deferred tax asset	8,327	10,100
Valuation allowance	(8,327)	(10,100)

Net deferred tax asset	$—	$—

        The following is a summary of foreign and domestic pretax (loss) income:

	Years Ended December 31,
	2002	2001	2000
Foreign	$(26)	$(210)	$129
Domestic	(1,041)	(3,104)	(3,023)

Total pretax loss	$(1,067)	$(3,314)	$(2,894)

        At December 31, 2002, the Company has available federal and state net operating loss ("NOLs") carryforwards for income tax purposes and federal and state tax credit carryforwards to reduce future federal income taxes, if any. Utilization of these NOLs is subject to certain annual limitations in accordance with certain tax laws and regulations. These net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service. As of December 31, 2002 the Company has federal and state tax NOL carryforwards of $ 16,535 and $12,143, respectively. These NOL carryforwards begin to expire in 2007 and 2004, respectively. As of December 31, 2002 the company has federal and state research and development tax credit carryforwards of $485 and $296, respectively. These research and development tax credit carryforwards begin to expire in 2009. As of December 31, 2002 the company has foreign tax credit carryforwards of $800. These foreign tax credit carryforwards begin to expire in 2003.

        The Company has established a valuation allowance against its deferred tax asset to the extent that it believes it is more likely than not these assets will not be realized. In determining the amount of valuation allowance required, the Company considers numerous factors, including historical profitability, estimated future taxable income and the volatility of the industry in which it operates. As of December 31, 2002 the Company has fully reserved its deferred tax asset primarily due to losses in each of the last three years.

(5)    Accrued Expenses, (in thousands)

        Accrued expenses consist of the following:

	December 31,
	2002	2001
Accrued royalties	$210	$226
Payroll and other compensation	597	510
Accrued professional and consulting services	165	197
Other	74	193

Total	$1,046	$1,126

(6)    Commitments, (in thousands)

        The Company conducts its operations in leased facilities and is obligated to pay monthly rent plus real estate taxes and certain operating expenses through October 1, 2003. Rent expense charged to operations for the years ended December 31, 2002, 2001 and 2000 was approximately $859, $730, and $515, respectively. The Company subleased approximately 4.7 square feet of its leased facilities to a third party for a two year period commencing on January 15, 1999 for $78 per annum, which was netted against rent expense in 2000. The future minimum annual lease payments, as of December 31, 2002, under the Company's leased facilities is $301 due during the year ended December 31, 2003, for the lease expiring on October 1, 2003.

(7)    Stockholders' Equity, (number of shares in thousands)

(a)    General

        The Company has the following authorized capital: 30,500 shares of Common Stock, $0.01 par value, (30,000 of which are shares of Class A Common Stock and 500 of which are shares of Class B Common Stock), and 6,000 shares of preferred stock, $0.01 par value. Class A Common stockholders have voting rights. Class A Common stockholders have the option, at any time, to convert any or all shares of Class A Common Stock held into an equal number of shares of Class B Common Stock. The Class B Common Stock has rights similar to Class A Common Stock, except Class B Common Shares are nonvoting. The Class B Common stockholders have the option to convert any or all shares of Class B Common Stock held into an equal number of shares of Class A Common Stock, to the extent such stockholder and its affiliates shall be permitted to own, control or have the power to vote such Class A Common Stock under any law, rule or regulation at the time applicable to such stockholder or its affiliates. All outstanding shares of Common Stock as of December 31, 2002 and 2001 represent Class A Common Stock.

(b)    Stock Option Plans

        On December 7, 1992, the Company adopted the 1993 Nonqualified Stock Option Plan (the "1993 Plan"), under which the Company is authorized to grant options to purchase shares of Class A Common Stock. Options outstanding under the 1993 Plan as of December 31, 2001 are exercisable immediately, expire no later than 10 years from the date of grant and were granted at no less than the fair market value on the date of grant, as determined by the Board of Directors. In 2002, 2001 and 2000, the Company had not granted, and does not intend to grant, any additional options under the 1993 Plan.

        On November 21, 1994, the Board of Directors approved the 1994 Stock Plan (the "1994 Plan") under which the Company is authorized to grant incentive stock options and nonqualified stock options (including warrants) to purchase up to 1,833 shares of Class A Common Stock. Incentive stock options granted under the 1994 Plan must be granted at no less than fair market value of the shares at the date of grant, expire no later than 10 years from the date of grant and vest over periods of up to three years. As of December 31, 2002, the Company had available for issuance stock options to purchase 161 shares of Class A Common Stock pursuant to the 1994 Plan.

        On May 1, 1996, the Board of Directors adopted the 1996 Stock Plan (the "1996 Plan") under which the Company is authorized to grant incentive stock options and nonqualified stock options to purchase shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 1996 Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. A total of 775 shares of Class A Common Stock have been reserved for issuance under the 1996 Plan. As of December 31, 2002, the Company had 33 stock options available for issuance to purchase shares of Class A Common Stock pursuant to the 1996 Plan.

        On March 10, 1997, the Board of Directors adopted the 1997 Stock Plan (the "1997 Plan") under which the Company is authorized to grant warrants, incentive stock options and nonqualified stock options to purchase shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 1997 Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. A total of 1,391 shares of Class A Common Stock have been reserved for issuance under the 1997 Plan. As of December 31, 2002, the Company had available for issuance, stock options to purchase 229 shares of Class A Common Stock pursuant to the 1997 Plan.

        On February 11, 2000, the Board of Directors adopted the 2000 Stock Plan (the "2000 Plan") under which the Company is authorized to grant warrants, incentive stock options and nonqualified stock options to purchase up to 1,000 shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 2000 Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. As of December 31, 2002, the Company had available for issuance, stock options to purchase 181 shares of Class A Common Stock pursuant to the 2000 Plan.

        On February 11, 2000, the Board of Directors also adopted the Pageflex, Inc. and MyFonts.com, Inc. 2000 Stock Plans. Under these Plans, the Company is authorized to grant warrants, incentive stock options and nonqualified stock options to purchase up to 3,000 shares of Common Stock in each of these two subsidiaries. Options granted under this plan are exercisable at such price as shall be determined by the

Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 2000 Stock Plans provide that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the subsidiary or a change in control of the subsidiary. As of December 31, 2002, the Company had available for issuance, stock options to purchase 1,689 and 1,297 shares of Pageflex, Inc. and MyFonts.com, Inc. Common Stock, respectively, pursuant to the 2000 Stock Plans.

        Stock option activity under all Bitstream, Inc. stock plans for the years ended December 31, 2002, 2001 and 2000 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 1999	2,617	1.89
Exercised	(227)	1.66
Canceled	(99)	4.70
Granted	527	2.80

Outstanding, December 31, 2000	2,818	1.98
Exercised	(318)	1.38
Canceled	(185)	3.59
Granted	423	3.88

Outstanding, December 31, 2001	2,738	$2.23
Exercised	(47)	1.11
Canceled	(177)	3.85
Granted	167	3.49

Outstanding, December 31, 2002	2,681	$2.22

Exercisable, December 31, 2002	2,110	$1.94

		Options Outstanding		Options Exercisable
	Weighted Average Remaining Contractual Life in Years
Range of Exercise Prices		Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.90 - $1.38	2.83	261	$1.00	261	$1.00
1.50 - 2.70	6.13	1,941	1.90	1,686	1.86
3.00 - 3.96	8.73	359	3.91	126	3.89
4.56 - 5.75	7.74	112	4.81	32	4.95
8.81 - 8.81	7.12	8	8.81	5	8.81

$0.90 - $8.81	6.93	2,681	$2.22	2,110	$1.94

        During 2000, the Company issued options to purchase 7 shares of common stock to non-employee consultants in exchange for services. The Company recorded these transactions at fair value, which was $13,000 for the year ended December 31, 2000. The compensation expense is recorded over the three year vesting period and is subject to variable accounting treatment prior to vesting, whereby the Company remeasures the fair value of the options at the end of each reporting period. Compensation expense related to these options was $(27,000), $29,000, and $8,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        During 2000 and 2001, the Company granted stock options to employees to purchase 1,983 and 1,846 shares of Common Stock at a fair value of $0.40 per share in its wholly owned subsidiaries Pageflex Inc. and Myfonts.com, Inc., respectively. During 2002, the Company did not grant stock options for stock in its subsidiaries. Stock options outstanding at December 31, 2002 for the Pageflex, Inc. and MyFonts.com, Inc. Common Stock, was 1,309 and 1,703, respectively. Stock options exercisable at December 31, 2002 for the Pageflex, Inc. and MyFonts.com, Inc. Common Stock, was 859 and 1,117, respectively.

(c)    Warrants

        Warrant activity for the three years ended December 31, 2002 is as follows:

Stock Class	Number of Shares Purchasable	Number of Warrants Exercisable	Weighted Average Exercise Price
Outstanding, December 31, 1999	444	412	$5.99
Exercised	(74)		1.26
Canceled	(10)		5.97

Outstanding, December 31, 2000	360	360	6.60
Exercised	(181)		0.90
Canceled	(2)		100.88

Outstanding, December 31, 2001	177	177	11.45
Canceled	(34)		23.24

Outstanding, December 31, 2002	143	143	$8.67

        In 1997, the Company issued warrants under the 1994 Plan for the purchase of 150 shares of Class A Common Stock at $0.90 - $4.94 per share, which vest in annual increments over a three-year period, to several members of the Company's management team and Board of Directors and an affiliate to the Board of Directors. The Company recognized compensation expense associated with the warrants over the three-year vesting period ending in the year ended December 31, 2000. During 2000, the Company recognized $9,000 in compensation expense related to these warrants.

Range of Exercise Prices	Weighted Average Remaining Contractual Life, in Years	Warrants Outstanding and Exercisable	Weighted Average Exercise Price
$ 0.90 - $ 0.90	1.38	40	$0.90
3.00 - 3.00	2.83	3	3.00
4.94 - 4.94	4.19	60	4.94
22.50 - 22.50	0.88	40	22.50

$ 3.00 - $22.50	2.30	143	$8.67

(d)    Stock-Based Compensation

        The Company accounts for its employee stock plans using the intrinsic value method. The following table sets forth the pro forma amounts of net loss and net loss per share that would have resulted if the Company accounted for its employee stock plans under the fair value recognition provisions of SFAS 123, "Accounting for Stock-Based Compensation" (in thousands, except per share amounts):

	Years Ended December 31,
	2002	2001	2000
Net loss:
As reported	$(1,022)	$(3,481)	$(3,139)
Pro forma	$(2,189)	$(4,669)	$(4,306)
Basic and diluted net loss per share:
As reported	$(0.12)	$(0.43)	$(0.41)
Pro forma	$(0.26)	$(0.58)	$(0.56)

        For purposes of computing pro forma net loss, the Company estimates the fair value of all option or warrant grants granted to employees as of December 31, 2002 using the Black Scholes option pricing model prescribed by SFAS No. 123.

        Assumptions used and weighted average information are as follows:

	Years Ended December 31,
	2002	2001	2000
Risk-free interest rates	4.00% to 5.17%	4.7% to 5.3%	5.00% to 5.6%
Expected dividend yield	—	—	—
Expected lives	5 Years	10 Years	10 Years
Expected volatility	99.6%	97.6%	140.6%
Weighted average exercise price	$2.58	$2.82	$2.88
Weighted average remaining contractual life of options outstanding	6.10	6.73	6.80
Weighted average fair value per Share of options granted	$2.83	$3.50	$2.74

(8)    Employee Benefit Plan

        The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company may, but is not obligated to, match a portion of the employee's contribution up to a defined maximum. The Company contributed $59,000, $144,000, and $150,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

(9)    Segment Reporting

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

        The following tables sets forth the Company's statement of operations by segment with additional disclosures as required by SFAS No. 131 (in thousands):

	Year Ended December 31, 2002
	Type	MyFonts	Pageflex	Combined
Revenue
Software licenses	$4,249	$1,378	$1,788	$7,415
Services	352	—	700	1,052

Revenue from external customers	4,601	1,378	2,488	8,467
Cost of revenues
Software licenses	477	1,121	84	1,682
Services	150	—	222	372

Cost of revenues	627	1,121	306	2,054

Gross profit	3,974	257	2,182	6,413

Operating expenses:
Marketing and selling	1,218	39	972	2,229
Research and development	1,868	503	1,657	4,028
General and administrative	839	90	517	1,446

Total operating expenses	3,925	632	3,146	7,703

Income (loss) from operations	$49	$(375)	$(964)	$(1,290)

Supplemental segment disclosures:
Depreciation and amortization expense	$241	$39	$93	$373

Expenditures for long-lived assets	$60	$36	$3	$99

	Year Ended December 31, 2001
	Type	MyFonts	Pageflex	Combined
Revenue
Software licenses	$4,886	$510	$1,463	$6,859
Services	462	—	647	1,109

Revenue from external customers	5,348	510	2,110	7,968
Cost of revenues
Software licenses	516	395	160	1,071
Services	204	—	152	356

Cost of revenues	720	395	312	1,427

Gross profit	4,628	115	1,798	6,541

Operating expenses:
Marketing and selling	1,507	64	1,356	2,927
Research and development	1,776	706	2,562	5,044
General and administrative	980	69	808	1,857

Total operating expenses	4,263	839	4,726	9,828

Income (loss) from operations	$365	$(724)	$(2,928)	$(3,287)

Supplemental segment disclosures:
Depreciation and amortization expense	$464	$28	$406	$898

Expenditures for long-lived assets	$159	$8	$43	$210

	Year Ended December 31, 2000
	Type	MyFonts	Pageflex	Combined
Revenue
Software licenses	$5,820	$50	$1,471	$7,341
Services	377	—	1,264	1,641

Revenue from external customers	6,197	50	2,735	8,982
Cost of revenues
Software licenses	627	34	69	730
Services	252	—	411	663

Cost of revenues	879	34	480	1,393

Gross profit	5,318	16	2,255	7,589

Operating expenses:
Selling and marketing	1,607	16	2,057	3,680
Research and development	1,754	396	2,671	4,821
General and administrative	1,048	36	1,348	2,432

Total operating expenses	4,409	448	6,076	10,933

Income (loss) from operations	$909	$(432)	$(3,821)	$(3,344)

Supplemental segment disclosures:
Depreciation and amortization expense	$525	$25	$424	$974

Expenditures for long-lived assets	$154	$52	$116	$322

        The following tables set forth the Company's supplemental balance sheet information by segment:

	As Of December 31, 2002
	Type	MyFonts	Pageflex	Combined
	(In thousands)
ASSETS
Current assets	$5,132	$107	$437	$5,676
Property and equipment, net	191	43	37	271
Receivable from subsidiaries	13,834	—	—	13,834
Other assets	1,488	11	518	2,017

Total assets	$20,645	$161	$992	21,798

Consolidating elimination entry: inter-company receivables				(13,834)

Total consolidated assets				$7,964

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$1,108	$142	$708	$1,958
Long-term liabilities	—	—	6	6
Payable to parent company	—	1,841	11,993	13,834

Total liabilities	1,108	1,983	12,707	15,798
Stockholders' equity (deficit):	19,537	(1,822)	(11,715)	6,000

Total liabilities and stockholders' equity	$20,645	$161	$992	21,798

Consolidating elimination entry: inter-company receivables				(13,834)

Total consolidated liabilities and stockholder's equity				$7,964

	As Of December 31, 2001
	Type	MyFonts	Pageflex	Combined
	(In thousands)
ASSETS
Current assets	$5,795	$29	$693	$6,517
Property and equipment, net	315	41	117	473
Receivable from subsidiaries	12,850	—	—	12,850
Other assets	1,309	14	526	1,849

Total assets	$20,269	$84	$1,336	21,689

Consolidating elimination entry: inter-company receivables				(12,850)

Total consolidated assets				$8,839

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities	$1,067	$61	$701	$1,829
Long-term liabilities	8		6	14
Payable to parent company		1,470	11,380	12,850

Total liabilities	1,075	1,531	12,087	14,693
Stockholders' equity (deficit):	19,194	(1,447)	(10,751)	6,996

Total liabilities and stockholders' equity	$20,269	$84	$1,336	21,689

Consolidating elimination entry: inter-company receivables				(12,850)

Total consolidated liabilities and stockholder's equity				$8,839

(10)    Geographical Reporting

        The Company attributes revenues to different geographical areas on the basis of the location of the customer. All of the Company's product sales for the years ended December 31, 2002, 2001 and 2000 were shipped from its headquarters located in the United States or its office located in Cheltenham, England. Revenues by geographic area are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Revenue:
United States	$5,688	$4,457	$5,752
Canada	462	345	315
Japan	848	1,037	1,205
United Kingdom	493	536	684
Korea	237	471	—
Other (Countries less than 5% individually, by Region)
Europe, excluding UK	696	870	832
Asia, excluding Japan and Korea	4	204	159
Other	39	48	35

Total revenue	$8,467	$7,968	$8,982

        Long-lived tangible assets by geographic area are as follows (in thousands):

	December 31, 2002	December 31, 2001
United States	$250	$452
England	21	21

Total	$271	$473

(11)    Quarterly Financial Data, (Unaudited)

        The following tables (presented in thousands, except per share amounts) set forth quarterly supplementary data for each of the years in the two year period ended December 31, 2002.

	Year Ended December 31, 2002
	First	Second	Third	Fourth	Total
Revenues	$2,133	$2,213	$1,847	$2,274	$8,467
Gross profit	$1,718	$1,626	$1,313	$1,756	$6,413
Loss from operations	$(178)	$(316)	$(634)	$(162)	$(1,290)
Net loss	$(187)	$(293)	$(616)	$74	$(1,022)
Basic net loss per share	$(0.02)	$(0.04)	$(0.07)	$0.01	$(0.12)
Diluted net loss per share	$(0.02)	$(0.04)	$(0.07)	$0.01	$(0.12)
	Year Ended December 31, 2001
	First	Second	Third	Fourth	Total
Revenues	$1,628	$1,871	$2,114	$2,355	$7,968
Gross profit	$1,344	$1,511	$1,642	$2,044	$6,541
Loss from operations	$(1,221)	$(906)	$(705)	$(455)	$(3,287)
Net loss	$(1,258)	$(949)	$(785)	$(489)	$(3,481)
Basic and diluted net loss per share	$(0.16)	$(0.12)	$(0.10)	$(0.06)	$(0.43)

(12)    Valuation and qualifying accounts (in thousands)

		Additions
Accounts receivable reserves:	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts	Deductions		Balance at End of Year
December 31, 2002	$53	$(20)	$—	$(18	)(1)	$15
December 31, 2001	$663	$(229)	$—	$(381	)(1)	$53
December 31, 2000	$1,042	$583	$—	$(962	)(1)	$663

(1)
Uncollectible accounts written off, net of recoveries.

QuickLinks

INDEX
PART I
  ITEM 1. BUSINESS
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters
  PART II, ITEM 6. Selected Consolidated Financial Data
  PART II, ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. Financial Statements and Supplementary Data
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
PART III
  ITEM 10. Directors and Executive Officers of the Registrant
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management
  ITEM 13. Certain Relationships and Related Transactions
  ITEM 14. Controls and Procedures
PART IV
  ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
SIGNATURES
CERTIFICATION
CERTIFICATION
CERTIFICATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
BITSTREAM INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
BITSTREAM INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)
BITSTREAM INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE NET LOSS (IN THOUSANDS)
BITSTREAM INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
BITSTREAM INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS