Form 10-Q
period 2003-03-31
BITSTREAM INC
filed 2003-05-15
CIK 818813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

COMMISSION FILE NUMBER: 0-21541

BITSTREAM INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2744890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 First Street, Cambridge, Massachusetts 02142-1270
(Address of principal executive offices)

Registrant’s telephone number, including area code:  (617) 497-6222

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12B-2 of the Exchange Act).  Yes ☐  No ☒

On May 12, 2003, there were 8,475,125 shares of Class A Common Stock, par value $0.01 per share issued, including 125,809 issued and designated as treasury shares, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	March 31, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$3,986	$4,828
Accounts receivable, net of allowance of $50 at March 31, 2003 and $15 at December 31, 2002	557	602
Income tax receivable	—	134
Prepaid expenses and other current assets	155	112
Total current assets	4,698	5,676

Property and equipment, net	240	271
Other assets:
Restricted cash	300	300
Goodwill	727	727
Investment in DiamondSoft, Inc.	841	748
Intangible assets	230	236
Other assets	1	6
Total other assets	2,099	2,017

Total assets	$7,037	$7,964
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$421	$245
Accrued expenses	966	1,046
Current portion of deferred revenue	567	667
Total current liabilities	1,954	1,958

Long-term deferred revenue	—	6
Total liabilities	1,954	1,964

Stockholders’ equity :
Preferred stock, $0.01 par value Authorized – 6,000 shares Issued and outstanding- 0 at March 31, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value Authorized – 30,500 shares Issued and outstanding- 8,475 at March 31, 2003 and December 31, 2002	85	85
Additional paid-in capital	32,408	32,408
Accumulated deficit	(27,050)	(26,133)
Treasury stock, at cost; 126 shares as of March 31, 2003 and December 31, 2002	(360)	(360)
Total stockholders’ equity	5,083	6,000

Total liabilities and stockholders’ equity	$7,037	$7,964

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	For the Three Months Ended March 31,
	2003	2002
Revenue:
Software licenses	$1,744	$1,836
Services	288	297
Total revenue	2,032	2,133

Cost of revenue:
Software licenses	539	312
Services	137	103
Cost of revenue	676	415

Gross profit	1,356	1,718
Operating expenses:
Marketing and selling	720	595
Research and development	1,043	959
General and administrative	572	342
Total operating expenses	2,335	1,896

Operating loss	(979)	(178)

Gain (Loss) on investment in DiamondSoft, Inc.	93	(1)
Other (Expense) income, net	(10)	23

Loss before provision for income taxes	(896)	(156)

Provision for income taxes	21	31

Net loss	$(917)	$(187)

Basic and diluted net loss per share	$(0.11)	$(0.02)

Basic and diluted weighted average shares outstanding	8,349	8,305

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Three Months
	Ended March 31,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(917)	$(187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	55	86
Amortization	19	17
Loss on disposal of property and equipment	20	—
Stock based compensation	—	(15)
(Gain) Loss on investment in DiamondSoft, Inc.	(93)	1
Changes in operating assets and liabilities:
Accounts receivable	45	(26)
Income tax receivable	134
Prepaid expenses and other assets	(38)	(99)
Accounts payable	176	35
Accrued expenses	(80)	33
Deferred revenue	(106)	134

Net cash used in operating activities	(785)	(21)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(44)	(9)
Additions to intangible assets	(13)	(13)

Net cash used in investing activities	(57)	(22)
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options/warrants	—	7
Net cash provided by financing activities	—	7

Net Decrease in Cash and Cash Equivalents	(842)	(36)
Cash and Cash Equivalents, beginning of period	4,828	5,716
Cash and Cash Equivalents, end of period	$3,986	$5,680

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$—
Cash paid (received) for income taxes	$(120)	$43

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

(1)                Significant Accounting Policies

Bitstream Inc. (“Bitstream”) together with its subsidiaries (collectively, the “Company”), headquartered in Cambridge, Massachusetts is composed of three different businesses: (1) its type and type technology business, which currently generates revenue primarily from the licensing of font rendering software and fonts to the embedded, set-top box, wireless device and information appliance markets, but is more recently focusing product development on a leading-edge browser for handheld devices named ThunderHawk™ (“Type”); (2) its MyFonts.com business, which generates revenue from its Web site, Myfonts.com as well as from providing the database technology for other sites including Bitstream.com. Myfonts.com was the first e-commerce site to aggregate fonts from multiple vendors on one easy-to-use Web site (“MyFonts”); and (3) its Pageflex business, which generates revenue from on-demand marketing and composition solutions such as Mpower™, an enterprise solution that allows companies to dynamically create customized business documents, Persona™, a variable data desktop publishing application designed to produce personalized documents, and .EDIT, a java-browser-based interactive WYSIWYG composition software that presents the user with templates that can be customized (“Pageflex”).  The performance of each business segment is discussed in greater detail below.

(a)          Basis of Presentation

The consolidated financial statements of the Company presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 2002 has been derived from the Company’s audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 included in the Company’s Annual Report on Form 10-K, which was filed by the Company with the SEC on March 31, 2003.

The balance sheet as of March 31, 2003, the statements of operations for the three months ended March 31, 2003 and 2002, the statements of cash flows for the three months ended March 31, 2003 and 2002, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company for these interim periods.

The results of operations for the three months ended March 31, 2003 may not necessarily be indicative of the results to be expected for the year ending December 31, 2003.

(b) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable.  The Company places a majority of its cash investments in one highly-rated financial institution.  The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area.  Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company’s accounts receivable.  At March 31, 2003, two customers accounted for 21% and 11%, respectively, of the Company’s accounts receivable.  At December 31, 2002, two customers accounted for 16% and 10%, respectively, of the Company’s accounts receivable.

For the three months ended March 31, 2003 and 2002, no single customer accounted for 10% or more of the Company’s consolidated revenue.  For the three months ended March 31, 2003, one customer of the Company’s Type segment accounted for 15% of the revenue for that segment, one customer of the Pageflex segment accounted for 20% of the revenue for that segment and no customers accounted for 10% or more of the MyFonts segment’s revenue.  For the three months ended March 31, 2002, one customer of the Company’s Type segment accounted for 12% of the revenue for that segment, two customers of the Pageflex segment accounted for 21% and 15%, respectively, of the revenue for that segment, and no customers accounted for 10% or more of the MyFonts segment.

(c) Goodwill and other intangible assets (in thousands, except per share amounts)

Goodwill consists of the following:

	March 31, 2003	December 31, 2002

Acquisition of Type Solutions, Inc.	$228	$228
Acquisition of Alaras Corporation	499	499

Goodwill	727	727
Embedded goodwill from equity investment in DiamondSoft, Inc. (Note 3)	557	557

Total Goodwill	$1,284	$1,284

The Company follows the accounting and reporting requirements for goodwill and other intangible assets as required by Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets.  Under SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, or more frequently if impairment indicators arise.  Separable intangible assets that have finite lives are amortized over their useful lives.  The Company has established and allocated goodwill to each of the following reporting units: Type, MyFonts, and Pageflex.  The Company has recorded goodwill embedded in its equity investment in DiamondSoft, Inc. of $557 as of March 31, 2003 and December 31, 2002, which is not attributable to a reporting unit.

The carrying amounts of goodwill attributable to each reporting unit are as follows:

	March 31, 2003	December 31, 2002

Type	$228	$228
MyFonts	—	—
Pageflex	499	499
	$727	$727

Amortization expense for intangible assets for the three months ended March 31, 2003 and 2002 was $19 and $17, respectively.  Estimated amortization for the remainder of 2003 and the five succeeding years follows:

Estimated Amortization Expense

2003 (remainder)	$58
2004	72
2005	56
2006	32
2007	11
2008	1
$230

(d) Accounting For Stock Based Compensation

The Company accounts for its employee stock plans using the intrinsic value method. The SFAS 123 “Accounting For Stock-Based Compensation”, disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations.   The following table sets forth the pro forma amounts of net loss and net loss per share for the three months ending March 31, 2003 and 2002 that would have resulted if the Company accounted for its employee stock plans under the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002
Net loss:
As reported	$(917)	$(187)
Less: Stock compensation costs, net of tax had option expense been measures at fair value	(278)	(306)
Pro forma	$(1,195)	$(493)
Basic and diluted net loss per share:
As reported	$(0.11)	$(0.02)
Pro forma	$(0.14)	$(0.06)

For purposes of computing pro forma net loss, the Company estimates the fair value of all option or warrant grants granted to employees as of March 31, 2003 and March 31, 2002 using the Black Scholes option pricing model prescribed by SFAS No. 123.   Assumptions used and weighted average information are as follows:

	Three Months Ended March 31,
	2003	2002

Risk-free interest rates	2.94%	4.92%
Expected dividend yield	—	—
Expected lives	5 Years	5 Years
Expected volatility	120.5%	99.6%
Weighted average exercise price	$1.79	$4.75
Weighted average remaining contractual life of options outstanding	6.10	6.80
Weighted average fair value per share of options granted	$1.37	$3.60

Additional awards in future years are anticipated.

(e)  Recently Issued Accounting Standards

In June 2002, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset. The Company’s adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The provisions of this Statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. Under this standard, a liability for a cost associated with an exit or disposal activity formerly recognized upon the entity’s commitment to an exit plan is now recognized when the liability is incurred.  The Company’s adoption of SFAS No. 146 on January 1, 2003 did not have a material impact on its financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Other (FIN No.45). FIN No. 45 requires that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The interpretation also requires additional disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for financial statement periods that end after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements. The following is a summary of agreements that are within the scope of FIN No. 45.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity.  The term of the indemnification period runs until the expiration of the applicable statute of limitations with respect to any claims against such directors or officers arising out of such acts or omissions.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.  As a result of insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

The Company enters into standard indemnification agreements in the ordinary course of business.  Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent, or any copyright or other Intellectual property infringement claim by any third party with respect to the Company’s products.  The term of these indemnification agreements is generally perpetual any time after execution of the agreement.  The maximum potential amount of future payments the Company could be required to make under these Indemnification agreements is unlimited.  The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated fair value of these agreements is minimal.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  This Statement also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB No. 28”), to require disclosure about those effects in interim financial statements.  The amendments to SFAS No. 123 are generally effective for financial statements for fiscal years ending after December 15, 2002.  The amendment to APB No. 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  The Company’s adoption of SFAS No. 148 has not had, and is not expected to have, a significant effect on its financial position or its results of operations.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN No. 46 on July 1, 2003. The Company is evaluating the impact that the adoption of FIN No. 46 may have on the Company’s financial position or its results of operations.

(2)                Loss Per Share (in thousands)

Basic earnings or loss per share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the effect of the conversion of potentially dilutive securities, such as stock options and warrants based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive.  As a result there is no difference between the Company’s basic and diluted loss per share for the three month periods ended March 31, 2003 and 2002.

If the Company had reported a profit for these periods, the potential common shares would have increased the weighted average shares outstanding by 252 and 1,429 shares for the three months ended March 31, 2003 and 2002, respectively.  In addition, there were warrants and options outstanding to purchase 1,828 and 556 shares at March 31, 2003 and 2002, respectively, that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company’s common stock.  These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(3)         Investment (in thousands, except percentages)

On March 13, 1998, the Company made a $500 or 25% equity investment, accounted for under the equity method, in DiamondSoft, Inc. (“DiamondSoft”), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. During the year ended December 31, 2001 the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream’s ownership percentage to 31.7% at December 31, 2001, which remained unchanged as of March 31, 2003.

Gains (losses) for the three months ended March 31, 2003, and 2002 related to the Company’s investment in DiamondSoft totaled approximately $93 and $(1), respectively, and are included in the accompanying consolidated statements of operations.  The Company has recorded goodwill related to this investment equal to the difference between the amount paid for the investment and the Company’s share of DiamondSoft’s underlying net assets at the time of each investment.  This goodwill amortization ceased in accordance with the Company’s adoption of SFAS No. 142 on January 1, 2002. (See Note 1(c))

On June 19, 2000, the Company deposited $300 into a money market account at Wells Fargo Bank to secure a $300 line of credit granted DiamondSoft by that bank.  This cash, which continues to secure the line of credit, is presented on the Company’s consolidated balance sheet as restricted cash.

(4)                Accrued Expenses, (in thousands)

Accrued expenses consist of the following:

	March 31, 2003	December 31, 2002

Accrued royalties	$260	$210
Payroll and other compensation	471	597
Accrued professional and consulting services	159	165
Other	76	74
Total	$966	$1,046

(5)                Segment Reporting (in thousands):

The Company’s reportable segments are strategic business units that sell the Company’s products through distinct distribution channels. They are managed separately as each business requires different marketing strategies.  The Company’s approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance.  The e-commerce segment’s revenues include revenue from products it purchases from the Type segment.  The inter-segment revenues created by these transactions have been eliminated from the e-commerce segmented revenue below, as well as from the Company’s consolidated financial statements.  The Company evaluates performance based on profit or loss from operations before income taxes, not including non-recurring gains and losses.

The following table sets forth the Company’s revenue and income (loss) from operations by segment:

	For the Three Months Ended March 31,
	2003	2002
Revenue:

Type	$856	$1,213
MyFonts	518	262
Pageflex	658	658
Consolidated revenue	$2,032	$2,133

Segment (loss) income from operations:
Type	$(508)	$131
MyFonts	(82)	(102)
Pageflex	(389)	(207)
Consolidated loss from operations	$(979)	$(178)

(6)                Geographical Reporting (in thousands):

The Company attributes revenues to different geographical areas on the basis of the location of the customer. All of the Company’s product sales for the three months ended March 31, 2003 and 2002 were shipped from its headquarters located in the United States or its office located in Cheltenham, England.  The Cheltenham sales office was closed on March 31, 2003.

Revenue by geographic area is as follows:

	For the Three Months Ended March 31,
	2003	2002
Revenue:
United States	$1,531	$1,536
Japan	210	190
United Kingdom	110	—
Korea	—	120

Other (Countries less than 5% individually, by Region)
Europe, excluding specific countries listed above	131	231
Asia, excluding specific countries listed above	2	—
Other	48	56

Total revenue	$2,032	$2,133

Long-lived tangible assets by geographic area are as follows (Note: The Cheltenham sales office was closed on March 31, 2003.):

	March 31, 2003	December 31, 2002
United States	$240	$250
England	—	21
Total	$240	$271

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

Bitstream Inc. (“Bitstream” or the “Company”), headquartered in Cambridge, Massachusetts, is composed of three separate and distinct businesses: (1) its type and type technology business, which currently generates revenue primarily from the licensing of font rendering software and fonts to the embedded, set-top box, wireless device and information appliance markets, but has more recently focused its product development efforts on a leading-edge browser for handheld devices named ThunderHawk™ (“Type”); (2) its MyFonts.com business, which generates revenue from its Web site, Myfonts.com, as well as from providing its database technology for other sites including Bitstream.com. Myfonts.com was the first e-commerce site to aggregate fonts from multiple vendors on one easy-to-use Web site (“MyFonts”); and (3) its Pageflex business, which generates revenue from on-demand marketing and composition solutions such as Mpower™, an enterprise solution that allows companies to dynamically create customized business documents, Persona™, a variable data desktop publishing application designed to produce personalized documents, and .EDIT, a java-browser-based interactive WYSIWYG composition software that presents the user with templates that can be customized (“Pageflex”).  The performance of each business segment is discussed in greater detail below.

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

RESULTS OF OPERATIONS (in thousands, except percent amounts)

Consolidated Gross Profit:

	For the Three Months Ended MARCH 31,
		% of		% of	Change
	2003	Revenue	2002	Revenue	Dollars	Percent
Revenue
Software licenses	$1,744	85.8%	$1,836	86.1%	$(92)	(5.0)%
Services	288	14.2	297	13.9	(9)	(3.0)
Total revenue	2,032	100.0	2,133	100.0	(101)	(4.7)

Cost of Revenue

Software licenses	539	30.9	312	17.0	227	72.8
Services	137	47.6	103	34.7	34	33.0
Total cost of revenue	676	33.3	415	19.5	261	62.9

Gross Profit	$1,356	66.7%	$1,718	80.5%	$(362)	(21.1)%

The decrease in revenue for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was attributable to a decrease in revenue in the Company’s Type segment of $357 partially offset by an increase in revenue in the MyFonts segment of $256, while the Pageflex segment’s revenue was constant.  The increase in cost of license revenue for the same periods was primarily due to increased royalty expense for the Company’s MyFonts segment resulting from increased sales. The increase in cost of service revenue was primarily the result of costs incurred during the quarter for support of the Company’s new ThunderHawk product.  Cost of revenue for the Company includes royalties and fees paid to third parties for the development or license of rights to technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance and training, and costs associated with the duplication, packaging and shipping of product. Gross profit generated by each segment is discussed in more detail below.

Type Gross Profit:

	For the Three Months Ended MARCH 31,
		% of		% of
		Segment		Segment	Change
	2003	Revenue	2002	Revenue	Dollars	Percent
Revenue
Software licenses	$757	88.4%	$1,084	89.4%	$(327)	(30.2)%
Services	99	11.6	129	10.6	(30)	(23.3)
Total revenue	856	100.0	1,213	100.0	(357)	(29.4)
Percentage of total revenue	42.1%		56.9%

Cost of Revenue

Software licenses	95	12.5	70	6.5	25	35.7
Services	79	79.8	46	35.7	33	71.7
Total cost of revenue	174	20.3	116	9.6	58	50.0

Gross Profit	$682	79.7%	$1,097	90.4%	$(415)	(37.8)%

The decrease in revenue for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was the result of decreases in OEM license revenue, retail product sales and revenue from custom design services of $299, $28, and $30, respectively.  Sales of the Company’s Type products and custom design work have decreased due to consumer concerns about the economy and decreases in spending on development efforts by high-technology customers.  Cost of license revenue for the same periods increased primarily because of a higher proportion of sales of third party typeface products in relation to sales of the Company’s internally developed typeface and technology products. Cost of services increased primarily due to $46,000 of costs incurred upon the establishment of a service and support structure for the Company’s ThunderHawk product during the three months ended March 31. 2003.  This increase was partially offset by decreases in type design and consulting service expenses during the same period due to decreased sales of those services.

MyFonts Gross Profit:

	For the Three Months Ended MARCH 31,
		% of		% of
		Segment		Segment	Change
	2003	Revenue	2002	Revenue	Dollars	Percent
Revenue
Software licenses	$518	100.0%	$262	100.0%	$256	97.7%
Total revenue	518	100.0	262	100.0	256	97.7
Percentage of total revenue	25.5%		12.3%

Cost of Revenue

Software licenses	415	80.1	213	81.3	202	94.8
Total cost of revenue	415	80.1	213	81.3	202	94.8

Gross Profit	$103	19.9%	$49	18.7%	$54	110.2%

MyFonts continued to be successful in increasing the number of fonts available on its site, the number of foundries participating, and the number of consumer accounts.  Inter-company sales, which MyFonts generated from the resale of Bitstream fonts, have been excluded.  Cost of revenue increased primarily due to an increase in royalties and referrer fees due to increased revenue, and an increase in shipping, packaging and handling costs due to the increase in products sold that must be physically shipped.

Pageflex Gross Profit:

	For the Three Months Ended MARCH 31,
		% of		% of
		Segment		Segment	Change
	2003	Revenue	2002	Revenue	Dollars	Percent
Revenue
Software licenses	$469	71.3%	$491	74.6%	$(22)	(4.5)%
Services	189	28.7	167	25.4	22	13.2
Total revenue	658	100.0	658	100.0	—	—
Percentage of total revenue	32.4%		30.8%

Cost of Revenue

Software licenses	30	6.4	30	6.1	—	—
Services	57	30.2	56	33.5	1	1.8
Total cost of revenue	87	13.2	86	13.1	1	1.2

Gross Profit	$571	86.8%	$572	86.9%	$(1)	(0.2)%

Pageflex revenue for the three months ended March 31, 2003 remained unchanged from the $658 for the three months ended March 31, 2002.  Direct sales and service revenue for the three months ended March 31, 2003 increased $63 and 22, respectively, as compared to the three months ended March 31, 2002.  These increases were offset by decreases in reseller license revenue of $85. Cost of revenue increased slightly but is consistent as a percentage  of revenue.

Marketing and Selling:

	For the Three Months Ended MARCH 31,
		% of		% of
		Segment		Segment	Change
	2003	Revenue	2002	Revenue	Dollars	Percent

Type	$435	50.8%	$332	27.4%	$103	31.0%
MyFonts	11	2.1	15	5.7	(4)	(26.7)
Pageflex	274	41.6	248	37.7	26	10.5
Consolidated marketing And selling	$720	35.4%	$595	27.9%	$125	21.0%

Type marketing and selling expenses increased by approximately $42 due to the hiring of a salesperson dedicated to selling ThunderHawk and participation in a wireless tradeshow and print advertising for ThunderHawk.  Type also incurred costs related to the closing of the Company’s sales office in the UK of $25, and realized (a) increased salary expense due to bonuses paid of $7, (b) increased non-ThunderHawk type trade show expenses of $11; and (c) increased facility-related costs of $13. Pageflex marketing and selling expenses for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 increased primarily due to $15 of costs associated with the hiring of three independent sales representatives, an increase in trade show expenses of $10, and a $28 increase in travel related expenses. These increases were partially offset by a temporary decrease in employee head-count which reduced salary and benefit costs by $31. Myfonts marketing and selling expenses decreased primarily due to a decrease in its use of marketing personnel from the Type segment and related charges during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

Research and Development (“R&D”):

	For the Three Months Ended MARCH 31,
		% of Segment		% of Segment	Change
	2003	Revenue	2002	Revenue	Dollars	Percent

Type	$443	51.8%	$439	36.2%	$4	0.9%
MyFonts	141	27.2	112	42.8	29	25.9
Pageflex	459	69.8	408	62.0	51	12.5
Consolidated research and development	$1,043	51.3%	$959	45.0%	$84	8.8%

Type R&D expenses for ThunderHawk increased approximately $30 for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.  This increase was partially offset by decreases in resources utilized for product development on other Type products.  The increase in MyFonts R&D expense for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 was primarily due to a $12 increase in employee related costs resulting from a higher utilization of Type personnel during the three months ended March 31, 2003 combined with the non-recurrence of and a credit of $15 realized in the three months ended March 31,2002 for variable accounting treatment of stock options granted to non-employee consultants.  The increase in Pageflex R&D expense over the same periods was primarily attributable to $23 in outside consulting fees for Mpower development, and $32 in salary and benefit costs related to .Edit development.

General and Administrative (“G&A”):

	For the Three Months Ended MARCH 31,
		% of Segment		% of Segment	Change
	2003	Revenue	2002	Revenue	Dollars	Percent

Type	$312	36.4%	$195	16.1%	$117	60.0%
MyFonts	33	6.4	24	9.2	9	37.5
Pageflex	227	34.5	123	18.7	104	84.6
Consolidated general and administrative	$572	28.1%	$342	16.0%	$230	67.3%

The increase in G&A expenses for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002 is primarily attributable to bonuses expensed and paid during the three months ended March 31, 2003, fees associated with the transfer of the Company’s stock from the NASDAQ/NM to the NASDAQ SmallCap Market, costs related to the closing of the Company’s UK sales office, and legal fees related to ThunderHawk. These expenses are allocated to the business segments based on headcount.  In addition, the Type segment increased its bad debt reserves by $21 for the three months ended March 31, 2003, and Pageflex bad debt expense increased $23 primarily due to a recovery of $18, which had decreased its expense for the three months ended March 31, 2002.

Gain (loss) on Investment in DiamondSoft, Inc.:

	For the Three Months Ended MARCH 31,
		% of		% of	Change
	2003	Revenue	2002	Revenue	Dollars	Percent

Gain (loss) on investment in DiamondSoft, Inc.	$93	4.6%	$(1)	(0.1)%	$94	9400.0%

In March 1998 the Company made a $500 equity investment in DiamondSoft, Inc. (“DiamondSoft”) representing a 25% ownership interest.  During the year ended December 31, 2001, the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream’s ownership percentage to 31.7%.  This ownership percentage has remained at 31.7% through March 31, 2003.  The gain (loss) above represents the Company’s pro rata share of DiamondSoft’s net income (loss). Further discussion can be found in Note 3 in the Notes to the Consolidated Financial Statements included herewith.

Other income (expense), net:

	For the Three Months Ended MARCH 31,
		% of		% of	Change
	2003	Revenue	2002	Revenue	Dollars	Percent

Other income (expense), net	$(10)	(0.5)%	$23	1.1%	$(33)	(143.5)%

Other expense, net for the three months ended March 31, 2003 consists of a loss on the disposition of assets related to the closure of the UK sales office of $(20) partially offset by interest income earned on cash and money market instruments of $10.  Other income, net for the three months ended March 31, 2002 is primarily interest income earned on cash and money market instruments.  Interest income has decreased during each of the two periods due to a combination of a lower investment balance and lower interest rates.

Provision for income taxes:

	For the Three Months Ended MARCH 31,
		% of		% of	Change
	2003	Revenue	2002	Revenue	Dollars	Percent

Provision for Income Taxes	$21	1.0%	$31	1.5%	$(10)	32.3%

The provision for income taxes consists primarily of foreign income taxes.  Foreign taxes vary with Type OEM license royalties from customers in countries who have signed tax conventions with the United States including Japan, Korea, and Poland, and also with the results of operations from the Company’s location in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations and cash received from the sale of the Company’s MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998.  As of March 31, 2003, the Company had net working capital of $2,744 versus $3,718 at December 31, 2002.

The Company used cash of approximately $785 and $21 to fund its operations during the three months ended March 31, 2003 and 2002, respectively. The cash was used primarily to fund the Company’s net losses. The net losses after adjustment for non-cash expenses resulted in the use of $916 and $98 in cash during the three months ended March 31, 2003 and 2002, respectively.  Changes in operating assets and liabilities resulted in cash savings of $131 and $77 for the three months ended March 31, 2003 and 2002, respectively.  The Company’s investing activities used cash of $57 and $22 for the three months ended March 31, 2003 and 2002, respectively, to acquire additional property and equipment and intangible assets.  The Company’s financing activities provided cash of $0 and $7 for the three months ended March 31, 2003 and 2002, respectively, from the exercise of stock options.

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

As of March 31, 2003, the Company had no material commitments for capital expenditures.  From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company’s business.  Any such transactions consummated may use a portion of the Company’s working capital or require the issuance of equity or debt.  As of March 31, 2003, the Company had future minimum annual lease payments under the Company’s leased facilities of $201 for the year ended December 31, 2003.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  This Statement applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, or normal use of the asset. The Company’s adoption of SFAS No. 143 on January 1, 2003 did not have a material impact on its financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which supercedes EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The provisions of this Statement are required to be adopted for exit or disposal activities that are initiated after December 31, 2002. Under this standard, a liability for a cost associated with an exit or disposal activity formerly recognized upon the entity’s commitment to an exit plan is now recognized when the liability is incurred.  The Company’s adoption of SFAS No. 146 on January 1, 2003 did not have a material impact on its financial position or results of operations.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Other (FIN No.45). FIN No. 45 requires that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The interpretation also requires additional disclosure to be made by a guarantor in its financial statements about its obligations under certain guarantees it has issued. The accounting requirements for the initial recognition of guarantees are applicable on a prospective basis for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for all guarantees outstanding, regardless of when they were issued or modified, for financial statement periods that end after December 15, 2002. The adoption of FIN 45 did not have a material effect on the Company’s consolidated financial statements. The following is a summary of agreements that are within the scope of FIN No. 45.

As permitted under Delaware law, the Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the Company’s request in such capacity.  The term of the indemnification period runs until the expiration of the applicable statute of limitations with respect to any claims against such directors or officers arising out of such acts or omissions.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables it to recover a portion of any future amounts paid.  As a result of insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is minimal.

The Company enters into standard indemnification agreements in the ordinary course of business.  Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent, or any copyright or other Intellectual property infringement claim by any third party with respect to the Company’s products.  The term of these indemnification agreements is generally perpetual any time after execution of the agreement.  The maximum potential amount of future payments the Company could be required to make under these Indemnification agreements is unlimited.  The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements.  As a result, the Company believes the estimated fair value of these agreements is minimal.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FAS 123.  This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation.  This Statement also amends Accounting Principles Board Opinion No. 28, Interim Financial Reporting (“APB No. 28”), to require disclosure about those effects in interim financial statements.  The amendments to SFAS No. 123 are generally effective for financial statements for fiscal years ending after December 15, 2002.  The amendment to APB No. 28 is effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  The Company’s adoption of SFAS No. 148 has not had, and is not expected to have, a significant effect on its financial position or its results of operations.

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN No. 46 on July 1, 2003. The Company is evaluating the impact that the adoption of FIN No. 46 may have on the Company’s financial position or its results of operations.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of March 31, 2003, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments.  The Company’s exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the three months ended March 31, 2003.  Currently the Company does not engage in foreign currency hedging activities.

PART 1, ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing date of this quarterly report, each of Charles Ying, the Chief Executive Officer of the Company, Anna Chagnon, President and Chief Operating Officer, and James Dore, the Chief Financial Officer of the Company as of March 2003, have concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time period specified by the Securities and Exchange Commission’s rules and forms.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)        Instruments defining the rights of the holders of any class of registered securities of the Company have not been materially modified during the three months ended March 31, 2003.

(b)       Rights evidenced by any class of registered securities of the Company have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended March 31, 2003.

(c)        There were no unregistered securities sold by the Company during the three months ended March 31, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended

March 31,2003.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

99 Additional Exhibits

99.1 Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

On March 7, 2003 the Company filed a Current Report on Form 8-K reporting that its request to transfer from the Nasdaq National Market to the Nasdaq SmallCap market had been approved, effective at the opening of business on Friday, February 28, 2003.

PART II - SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.
(Registrant)

SIGNATURE	TITLE	DATE

/s/ Anna M. Chagnon	President and Chief Operating Officer	May 14, 2003
Anna M. Chagnon	(Principal Executive Officer)

/s/ James P. Dore	Vice President and Chief Financial Officer	May 14, 2003
James P. Dore	(Principal Accounting Officer)

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors:

a)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURE	TITLE	DATE

/s/ Charles Ying	Chief Executive Officer	May 14, 2003
Charles Ying

CERTIFICATION

I, Anna Chagnon, President, Chief Operating Officer, and General Counsel of Bitstream Inc., certify that:

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors:

c)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURE	TITLE	DATE

/s/ Anna M. Chagnon	President, Chief Operating Officer, and General Counsel	May 14, 2003

CERTIFICATION

I, James Dore, Chief Financial Officer of Bitstream Inc., certify that:

3.               I have reviewed this quarterly report on Form 10-Q of Bitstream Inc.;

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

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

g)             designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

h)             evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

i)                 presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors:

e)              all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

f)                any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURE	TITLE	DATE

/s/ James P. Dore	Chief Financial Officer	May 14, 2003
James P. Dore