Form 10-Q
period 2003-06-30
BITSTREAM INC
filed 2003-08-13
CIK 818813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

On August 11, 2003, there were 8,510,125 shares of Class A Common Stock, par value $0.01 per share issued, including 125,809 issued and designated as treasury shares, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$3,647	$4,828
Accounts receivable, net of allowance of $43 at June 30, 2003 and $15 at December 31, 2002	1,229	602
Income tax receivable	—	134
Prepaid expenses and other current assets	135	112

Total current assets	5,011	5,676

Property and equipment, net	220	271

Other assets:
Restricted cash	—	300
Goodwill	727	727
Investment in DiamondSoft, Inc.	940	748
Intangible assets	218	236
Other assets	1	6

Total other assets	1,886	2,017

Total assets	$7,117	$7,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$363	$245
Accrued expenses	934	1,046
Current portion of deferred revenue	605	667

Total current liabilities	1,902	1,958

Long-term deferred revenue	—	6

Total liabilities	1,902	1,964

Stockholders’ equity:
Preferred stock, $0.01 par value Authorized—6,000 shares Issued and outstanding—0 at June 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value Authorized—30,500 shares Issued and outstanding—8,475 at June 30, 2003 and December 31, 2002	85	85
Additional paid-in capital	32,408	32,408
Accumulated deficit	(26,918)	(26,133)
Treasury stock, at cost; 126 shares as of June 30, 2003 and December 31, 2002	(360)	(360)

Total stockholders’ equity	5,215	6,000

Total liabilities and stockholders’ equity	$7,117	$7,964

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Software licenses	$2,486	$1,949	$4,230	$3,785
Services	267	264	555	561

Total revenue	2,753	2,213	4,785	4,346

Cost of revenue:
Software licenses	609	496	1,148	808
Services	114	91	251	194

Total cost of revenue	723	587	1,399	1,002

Gross profit	2,030	1,626	3,386	3,344

Operating expenses:
Marketing and selling	605	532	1,325	1,127
Research and development	959	991	2,002	1,950
General and administrative	426	419	998	761

Total operating expenses	1,990	1,942	4,325	3,838

Income (loss) from operations	40	(316)	(939)	(494)

Other income:
Gain on investment in DiamondSoft, Inc	99	43	192	42
Other income, net	21	19	11	42

Income (loss) before provision for income taxes	160	(254)	(736)	(410)
Provision for income taxes	28	39	49	70

Net income (loss)	$132	$(293)	$(785)	$(480)

Basic net income (loss) per share	$0.02	$(0.04)	$(0.09)	$(0.06)

Diluted net income (loss) per share	$0.01	$(0.04)	$(0.09)	$(0.06)

Basic weighted average shares outstanding	8,349	8,313	8,349	8,309

Diluted weighted average shares outstanding	8,901	8,313	8,349	8,309

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Six Months Ended June 30,
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(785)	$(480)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	99	168
Amortization	39	35
Loss on disposal of property and equipment	20	—
Stock based compensation	—	(18)
Gain on investment in DiamondSoft, Inc.	(192)	(42)
Changes in operating assets and liabilities:
Accounts receivable	(627)	(57)
Income tax receivable	134	—
Prepaid expenses and other assets	(18)	(15)
Accounts payable	118	193
Accrued expenses	(112)	72
Deferred revenue	(68)	(52)

Net cash used in operating activities	(1,392)	(196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted cash	300	—
Purchases of property and equipment	(68)	(62)
Additions to intangible assets	(21)	(67)

Net cash provided by (used in) investing activities	211	(129)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options/warrants	—	21

Net cash provided by financing activities	—	21

Net Decrease in Cash and Cash Equivalents	(1,181)	(304)
Cash and Cash Equivalents, beginning of period	4,828	5,716

Cash and Cash Equivalents, end of period	$3,647	$5,412

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$—
Cash paid (received) for income taxes	$(97)	$17

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

(1) Significant Accounting Policies

Bitstream is composed of three different businesses: (1) its type and type technology business, which currently generates revenue primarily from the licensing of font rendering software and fonts to the embedded, set-top box, wireless device and information appliance markets, but has more recently focused its product development efforts on a leading-edge browser for handheld devices named ThunderHawk™ (“Type”); (2) its MyFonts.com business, which generates revenue from its Web site, Myfonts.com, as well as from providing its database technology for other sites including Bitstream.com. Myfonts.com was the first e-commerce site to aggregate fonts from multiple vendors on one easy-to-use Web site (“MyFonts”); and (3) its Pageflex business, which generates revenue from on-demand marketing and composition solutions such as Mpower™, an enterprise solution that allows companies to dynamically create customized and personalized business documents driven from the web and marketing databases, Persona™, a variable data desktop publishing application designed to produce personalized documents, and .EDIT™, a java-browser-based interactive WYSIWYG composition software that presents the user with templates that can be customized (“Pageflex”).

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

The balance sheet as of June 30, 2003, the statements of operations for the three months and six months ended June 30, 2003 and 2002, the statements of cash flows for the six months ended June 30, 2003 and 2002, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company for these interim periods.

The results of operations for the six months ended June 30, 2003 may not necessarily be indicative of the results to be expected for the year ending December 31, 2003.

(b) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places a majority of its cash investments in one highly-rated financial institution. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company’s accounts receivable. At June 30, 2003, four customers accounted for 16%, 12%, 11% and 10%, respectively, of the Company’s accounts receivable. At December 31, 2002, two customers accounted for 16% and 10%, respectively, of the Company’s accounts receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

For the three and six months ended June 30, 2003 and 2002, no single customer accounted for 10% or more of the Company’s consolidated revenue. For the three months ended June 30, 2003, three customers of the Company’s Type segment accounted for 13%, 12%, and 12%, respectively, of the revenue for that segment, two customers of the Pageflex segment accounted for 23% and 14%, respectively, of the revenue for that segment and no customers accounted for 10% or more of the MyFonts segment’s revenue. For the three months ended June 30, 2002, two customers of the Company’s Type segment accounted for 13% and 10%, respectively, of the revenue for that segment, three customers of the Pageflex segment accounted for 18%, 11% and 10%, respectively, of the revenue for that segment, and no customers accounted for 10% or more of the revenue of the MyFonts segment. For the six months ended June 30, 2003, one customer of the Company’s Type segment accounted for 10% of the revenue for that segment, one customer of the Pageflex segment accounted for 15% of the revenue for that segment and no customers accounted for 10% or more of the MyFonts segment’s revenue. For the six months ended June 30, 2002, one customer of the Company’s Type segment accounted for 10% of the revenue for that segment, one customer of the Pageflex segment accounted for 11% of the revenue for that segment, and no customers accounted for 10% or more of the revenue of the MyFonts segment.

(c) Goodwill and other intangible assets (in thousands, except per share amounts)

Goodwill consists of the following:

	June 30, 2003	December 31, 2002
Acquisition of Type Solutions, Inc	$228	$228
Acquisition of Alaras Corporation	499	499

Goodwill	727	727
Embedded goodwill from equity investment in DiamondSoft, Inc. (Note 3)	557	557

Total Goodwill	$1,284	$1,284

The Company follows the accounting and reporting requirements for goodwill and other intangible assets as required by SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. The Company has established and allocated goodwill to each of the following reporting units: Type, MyFonts, and Pageflex. The Company has recorded goodwill embedded in its equity investment in DiamondSoft, Inc. of $557 as of June 30, 2003 and December 31, 2002, which is not attributable to a reporting unit. See Note 3 for additional disclosure on DiamondSoft, Inc.

The carrying amounts of goodwill attributable to each reporting unit are as follows:

	June 30, 2003	December 31, 2002
Type	$228	$228
MyFonts	—	—
Pageflex	499	499

	$727	$727

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Amortization expense for intangible assets for the three and six months ended June 30, 2003 was $20 and $39, respectively. Amortization expense for intangible assets for the three and six months ended June 30, 2002 was $18 and $35, respectively. Estimated amortization for the remainder of 2003 and the five succeeding years follows:

2003 (remainder)	$40
2004	74
2005	57
2006	34
2007	12
2008	1

$218

(d) Accounting For Stock-Based Compensation

The Company accounts for its employee stock plans using the intrinsic value method. The SFAS 123, “Accounting for Stock-Based Compensation”, disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations. The following table sets forth the pro forma amounts of net loss and net loss per share for the three and six months ended June 30, 2003 and 2002 that would have resulted if the Company accounted for its employee stock plans under the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss):
As reported	$132	$(293)	$(785)	$(480)
Less: stock compensation costs, net of tax, had option expense been measured at fair value	265	288	543	594

Pro forma	$(133)	$(581)	$(1,328)	$(1,074)

Basic net income (loss) per share:
As reported	$0.02	$(0.04)	$(0.09)	$(0.06)
Pro forma	$(0.02)	$(0.07)	$(0.16)	$(0.13)
Diluted net income (loss) per share:
As reported	$0.01	$(0.04)	$(0.09)	$(0.06)
Pro forma	$(0.02)	$(0.07)	$(0.16)	$(0.13)

For purposes of computing pro forma net loss, the Company estimates the fair value of all option or warrant grants granted to employees as of June 30, 2003 and June 30, 2002 using the Black Scholes option pricing model prescribed by SFAS No. 123. Additional awards in future years are anticipated. Assumptions used are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Risk-free interest rates	2.50%	4.92%	2.50% - 2.94%	4.00% - 5.17%
Expected dividend yield	—	—	—	—
Expected lives	5 Years	5 Years	5 Years	5 Years
Expected volatility	120.2%	99.6%	120.2% - 120.5%	99.6%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(e) Recently Issued Accounting Standards

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN No. 46 on July 1, 2003. The Company’s adoption of FIN No. 46 has not had and is not expected to have, a significant effect on the Company’s financial position or its results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its consolidated financial position, results of operations or cash flows.

(2) Income (Loss) Per Share (in thousands)

Basic earnings or loss per share is determined by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the effect of the conversion of potentially dilutive securities, such as stock options and warrants, based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted earnings per share is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Weighted average shares outstanding	8,349	8,313	8,349	8,309
Dilutive effect of options	528	—	—	—
Dilutive effect of warrants	24	—	—	—

Shares used to compute diluted net income (loss) per share	8,901	8,313	8,349	8,309

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

If the Company had reported a profit for the six months ended June 30, 2003, potential common shares would have increased the weighted average shares outstanding by 395, and if the Company had reported a profit for the three and six months ended June 30, 2002, potential common shares would have increased 1,171 and 1,296, respectively. In addition, there were warrants and options outstanding to purchase 771 shares for the three months and six months ended June 30, 2003 and 940 and 556 shares for the three months and six months ended June 30, 2002, respectively, that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company’s common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(3) Investment (in thousands, except percentages)

On March 13, 1998, the Company made a $500 or 25% equity investment, accounted for under the equity method, in DiamondSoft, Inc. (“DiamondSoft”), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. During the year ended December 31, 2001 the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream’s ownership percentage to 31.7% at December 31, 2001, which remained unchanged as of June 30, 2003. Gains for the three months and six months ended June 30, 2003, and 2002 related to the Company’s investment in DiamondSoft totaled approximately $99 and $192, and $43 and $42, respectively, and are included in the accompanying consolidated statements of operations. The Company has recorded goodwill related to this investment equal to the difference between the amount paid for the investment and the Company’s share of DiamondSoft’s underlying net assets at the time of each investment. This goodwill amortization ceased in accordance with the Company’s adoption of SFAS No. 142 on January 1, 2002. (See Note 1(c))

On June 19, 2000, the Company deposited $300 into a money market account at Wells Fargo Bank to secure a $300 line of credit granted DiamondSoft by that bank. At December 31, 2002 this cash was presented on the Company’s consolidated balance sheet as restricted cash. On June 30, 2003 this line of credit was terminated and all restrictions on the cash were released.

On July 1, 2003 the Company sold its investment in DiamondSoft. See additional disclosure in Note 7.

(4) Accrued Expenses, (in thousands)

Accrued expenses consist of the following:

	June 30, 2003	December 31, 2002
Accrued royalties	281	$210
Payroll and other compensation	412	597
Accrued professional and consulting services	165	165
Other	76	74

Total	$934	$1,046

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

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

The following table sets forth the Company’s revenue and income (loss) from operations by segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2003	2002	2003	2002
Revenue:
Type	$1,151	$1,189	$2,007	$2,402
MyFonts	607	331	1,125	593
Pageflex	995	693	1,653	1,351

Consolidated revenue	$2,753	$2,213	$4,785	$4,346

Segment (loss) income from operations:
Type	$22	$(40)	$(486)	$91
MyFonts	(43)	(89)	(125)	(191)
Pageflex	61	(187)	(328)	(394)

Consolidated gain (loss) from operations	$40	$(316)	$(939)	$(494)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(6) Geographical Reporting (in thousands):

The Company attributes revenues to different geographical areas on the basis of the location of the customer. All of the Company’s product sales for the three and six month periods ended June 30, 2003 and 2002 were shipped from its headquarters located in the United States or its office located in Cheltenham, England. The Cheltenham sales office was closed on March 31, 2003.

Revenue by geographic area is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,,
	2003	2002	2003	2002
*Revenue:
United States	$2,204	$1,337	3,735	2,873
Japan	181	292	391	482
Canada	50	181	79	215
United Kingdom	205	133	315	200
Korea	—	98	2	218
Other (Countries less than 5% individually, by Region):
Europe, excluding specific countries listed above	104	167	235	330
Asia, excluding specific countries listed above	—	1	—	2
Other	9	4	28	26

Total revenue	$2,753	$2,213	4,785	4,346

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce revenue for MyFonts.com is all included as attributable to the United States.

Long-lived tangible assets by geographic area are as follows (Note: The Cheltenham sales office was closed on March 31, 2003.):

	June 30, 2003	December 31, 2002
United States	$220	$250
England	—	21

Total	$220	$271

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(7) Subsequent Events (in thousands):

On July 1, 2003, in connection with the acquisition of DiamondSoft by Extensis, a wholly owned subsidiary of Celartem Technology USA, Inc., the Company sold its shares in DiamondSoft to Extensis in a cash transaction resulting in a gain on its investment in an amount to be determined in the third quarter of 2003. The Company’s investment in DiamondSoft as of the June 30, 2003 Balance Sheet was $940,000 and the Company received $1,339,000 in cash from this transaction on July 1, 2003.

In August 2003, the Company entered into a six-year lease agreement and will move its corporate offices prior to the expiration of its current lease, which is expiring on October 1, 2003. The new lease agreement has a projected commencement date of September 1, 2003 and obligates the Company to make minimum lease payments listed below plus its pro-rata share of future real estate tax increases and certain operating expense increases above the base year. This lease agreement will also require the Company to obtain a Letter of Credit in for the amount of $250,000, which will result in $250,000 in cash being classified as restricted on the Company’s Balance Sheet at that time. The amount will be reduced to $200,000 on the second anniversary and further to $150,000 on the fourth anniversary of the lease.

For the year ended, December 31,	Minimum lease Amount
2003	$—
2004	353
2005	424
2006	424
2007	424
2008	424
2009	283

2,332

The agreement qualifies for operating lease accounting treatment under SFAS 13 and neither the value of the premises nor the related rental obligation will be included on the Company’s balance sheet.

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

Bitstream Inc. (“Bitstream” or the “Company”), headquartered in Cambridge, Massachusetts, is composed of three separate and distinct businesses: (1) its type and type technology business, which currently generates revenue primarily from the licensing of font rendering software and fonts to the embedded, set-top box, wireless device and information appliance markets, but has more recently focused its product development efforts on a leading-edge browser for handheld devices named ThunderHawk™ (“Type”); (2) its MyFonts.com business, which generates revenue from its Web site, Myfonts.com, as well as from providing its database technology for other sites including Bitstream.com. Myfonts.com was the first e-commerce site to aggregate fonts from multiple vendors on one easy-to-use Web site (“MyFonts”); and (3) its Pageflex business, which generates revenue from on-demand marketing and composition solutions such as Mpower™, an enterprise solution that allows companies to dynamically create customized and personalized business documents driven from the web and marketing databases, Persona™, a variable data desktop publishing application designed to produce personalized documents, and .EDIT™, a java-browser-based interactive WYSIWYG composition software that presents the user with templates that can be customized (“Pageflex”). The performance of each business segment is discussed in greater detail below.

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

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

RESULTS OF OPERATIONS (in thousands, except percentages)

Consolidated Gross Profit:

	For the Three Months Ended JUNE 30,
	2003	% of Revenue	2002	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$2,486	90.3%	$1,949	88.1%	$537	27.6%
Services	267	9.7	264	11.9	3	1.1

Total revenue	2,753	100.0	2,213	100.0	540	24.4

Cost of Revenue
Software licenses	609	24.5	496	25.4	113	22.8
Services	114	42.7	91	34.5	23	25.3

Total cost of revenue	723	26.3	587	26.5	136	23.2

Gross Profit	$2,030	73.7%	$1,626	73.5%	$404	24.8%

	For the Six Months Ended JUNE 30,
	2003	% of Revenue	2002	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$4,230	88.4%	$3,785	87.1%	$445	11.8%
Services	555	11.6	561	12.9	(6)	(1.1)

Total revenue	4,785	100.0	4,346	100.0	439	10.1

Cost of Revenue
Software licenses	1,148	27.1	808	21.3	340	42.1
Services	251	45.2	194	34.6	57	29.4

Total cost of revenue	1,399	29.2	1,002	23.1	397	39.6

Gross Profit	$3,386	70.8%	$3,344	76.9%	$42	1.3%

The increase in revenue for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 was attributable to an increase in revenue in the MyFonts and Pageflex segments of $276 and $302, respectively, partially offset by a decrease in revenue in the Company’s Type segment of $38. The increase in revenue for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was attributable to an increase in revenue in the MyFonts and Pageflex segments of $532 and $302, respectively, partially offset by a decrease in revenue in the Company’s Type segment of $395. The increase in cost of license revenue for the three and six month periods ended June 30, 2003 was due to increased royalty expense for the Company’s MyFonts segment resulting from increased sales. The increase in cost of service revenue for the same periods was primarily the result of costs incurred during the quarter for support of the Company’s new ThunderHawk product. Cost of revenue for the Company includes royalties and fees paid to third parties for the development or license of rights to technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product. Gross profit generated by each segment is discussed in more detail below.

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

Type Gross Profit:

	For the Three Months Ended JUNE 30,
	2003	% of Segment Revenue	2002	% of Segment Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$1,080	93.8%	$1,103	92.8%	$(23)	(2.1)%
Services	71	6.2	86	7.2	(15)	(17.4)

Total revenue	1,151	100.0	1,189	100.0	(38)	(3.2)

Percentage of total revenue	41.8%		53.7%

Cost of Revenue
Software licenses	108	10.0	197	17.9	(89)	(45.2)
Services	59	83.1	36	41.9	23	63.9

Total cost of revenue	167	14.5	233	19.6	(66)	(28.3)

Gross Profit	$984	85.5%	$956	80.4%	$28	2.9%

	For the Six Months Ended JUNE 30,
	2003	% of Segment Revenue	2002	% of Segment Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$1,837	91.5%	$2,187	91.0%	$(350)	(16.0)%
Services	170	8.5	215	9.0	(45)	(20.9)

Total revenue	2,007	100.0	2,402	100.0	(395)	(16.4)

Percentage of total revenue	41.9%		55.3%

Cost of Revenue
Software licenses	202	11.0	267	12.2	(65)	(24.3)
Services	139	81.8	82	38.1	57	69.5

Total cost of revenue	341	17.0	349	14.5	(8)	(2.3)

Gross Profit	$1,666	83.0%	$2,053	85.5%	$(387)	(18.9)%

The decrease in Type revenue for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 was the result of decreases in OEM license revenue related to the printer industry, direct retail product sales and revenue from custom design services of $128, $85, and $15, respectively. These decrease were partially offset by increases other non-printer OEM revenue and retail reseller revenue of $162 and $28, respectively. The decrease in revenue for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 was the result of decreases in OEM license revenue, direct retail product sales and revenue from custom design services of $266, $91, and $45, respectively. These decreases were partially offset by an increase in retail reseller revenue of $7. Sales of the Company’s Type products and custom design work decreased during the first three months of 2003 due to consumer concerns about the economy and decreases in spending on development efforts by high-technology customers, this was followed by an increase in spending in the latter three months of the six month period. Cost of license revenue for the three and six month periods ended June 30, 2003 as compared to the three and six month periods ended June 30, 2002 decreased primarily because of a lower proportion of sales of third party typeface products in relation to sales of the Company’s internally developed typeface and technology products. Cost of services increased primarily due to costs incurred upon the establishment of a service and support structure for the Company’s ThunderHawk product during 2003. This increase was partially offset by decreases in type design and consulting service expenses during the same period due to decreased sales of those services.

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

MyFonts Gross Profit:

	For the Three Months Ended JUNE 30,
	2003	% of Segment Revenue	2002	% of Segment Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$607	100.0%	$331	100.0%	$276	83.4%

Total revenue	607	100.0	331	100.0	276	83.4

Percentage of total revenue	22.0%		15.0%

Cost of Revenue
Software licenses	475	78.3	270	81.6	205	75.9

Total cost of revenue	475	78.3	270	81.6	205	75.9

Gross Profit	$132	21.7%	$61	18.4%	$71	116.4%

	For the Six Months Ended JUNE 30,
	2003	% of Segment Revenue	2002	% of Segment Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$1,125	100.0%	$593	100.0%	$532	89.7%

Total revenue	1,125	100.0	593	100.0	532	89.7

Percentage of total revenue	23.5%		13.6%

Cost of Revenue
Software licenses	890	79.1	483	81.5	407	84.3

Total cost of revenue	890	79.1	483	81.5	407	84.3

Gross Profit	$235	20.9%	$110	18.5%	$125	113.6%

MyFonts continued to be successful in increasing the number of fonts available on its Web site, the number of foundries participating, and the number of consumer accounts. Inter-company sales, which MyFonts generated from the resale of Bitstream fonts, have been excluded. Cost of revenue increased primarily due to an increase in royalties and referrer fees due to increased revenue, and an increase in shipping, packaging and handling costs due to the increase in products sold that must be physically shipped. Cost of revenue as a percentage of sales, however has decreased as the Company makes an effort to decrease the royalty percentage paid to third party foundries and because of a lower royalty paid on sales of CD products.

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

Pageflex Gross Profit:

	For the Three Months Ended JUNE 30,
	2003	% of Segment Revenue	2002	% of Segment Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$799	80.3%	$515	74.3%	$284	55.1%
Services	196	19.7	178	25.7	18	10.1

Total revenue	995	100.0	693	100.0	302	43.6

Percentage of total revenue	36.2%		31.3%
Cost of Revenue
Software licenses	26	3.3	29	5.6	(3)	(10.3)
Services	55	28.1	55	30.9	—	—

Total cost of revenue	81	8.1	84	12.1	(3)	(3.6)

Gross Profit	$914	91.9%	$609	87.9%	$305	50.1%

	For the Six Months Ended JUNE 30,
	2003	% of Segment Revenue	2002	% of Segment Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$1,268	76.7%	$1,005	74.4%	$263	26.2%
Services	385	23.3	346	25.6	39	11.3

Total revenue	1,653	100.0	1,351	100.0	302	22.4

Percentage of total revenue	34.6%		31.1%
Cost of Revenue
Software licenses	56	4.4	58	5.8	(2)	(3.4)
Services	112	29.1	112	32.4	—	—

Total cost of revenue	168	10.2	170	12.6	(2)	(1.2)

Gross Profit	$1,485	89.8%	$1,181	87.4%	$304	25.7%

The increase in Pageflex license revenue for the three and six month periods ended June 30, 2003 as compared to the three and six month periods ended June 30, 2002 was primarily the result of an increase in direct sales of $340 and $403, respectively. partially offset by decreases in reseller sales of $48 and $133, over the same three and six month periods, respectively. Service revenue for the three months and six months ended June 30, 2003 increased as compared to the three months and six months ended June 2002, because of increases in support maintenance and training revenue due to Pageflex’s increasing customer base. Cost of revenue decreased slightly in absolute dollars, and has decreased as a percentage of sales revenue as its existing infrastructure has been able to satisfy the demands of the increased customer base.

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

Marketing and Selling:

	For the Three Months Ended JUNE 30,
	2003	% of Segment Revenue	2002	% of Segment Revenue	Change
					Dollars	Percent
Type	$319	27.7%	$280	23.5%	$39	13.9%
MyFonts	14	2.3	12	3.6	2	16.7
Pageflex	272	27.3	240	34.6	32	13.3

Consolidated marketing and selling	$605	22.0%	$532	24.0%	$73	13.7%

	For the Six Months Ended JUNE 30,
	2003	% of Segment Revenue	2002	% of Segment Revenue	Change
					Dollars	Percent
Type	$754	37.6%	$612	25.5%	$142	23.2%
MyFonts	25	2.2	27	4.6	(2)	(7.4)
Pageflex	546	33.0	488	36.1	58	11.9

Consolidated marketing and selling	$1,325	27.7%	$1,127	25.9%	$198	17.6%

Type marketing and selling expenses increased for the three and six month periods ended June 30, 2003 as compared to the three and six months periods ended June 30, 2002 due to the hiring of a salesperson dedicated to selling ThunderHawk, participation in wireless tradeshows and print advertising for ThunderHawk totaling $40 and $82, respectively. Type expenses for the six months ended June 30, 2003 also include $56 of increased expenses for the three months ended March 31, 2003 related to closing the UK sales office, payment of bonuses, trade show expenses, and facility-related costs. MyFonts marketing and selling expenses for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 decreased primarily due to a decrease in its use of marketing personnel from the Type segment and related charges during the first quarter of 2003. Pageflex marketing and selling expenses increased for the three and six month periods ended June 30, 2003 as compared to the three and six month periods ended June 30, 2002 primarily due to costs associated with three independent sales representatives engaged at the end of 2002, an increase in trade show participation, and an increase in travel related expenses of $37 and $69, respectively. These increases were partially offset by a temporary decrease in employee head-count which reduced salary and benefit costs during the first quarter of 2003.

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

Research and Development (“R&D”):

	For the Three Months Ended JUNE 30,
	2003	% of Segment Revenue	2002	% of Segment Revenue	Change
					Dollars	Percent
Type	$406	35.3%	$472	39.7%	$(66)	(14.0)%
MyFonts	133	21.9	113	34.1	20	17.7
Pageflex	420	42.2	406	58.6	14	3.4

Consolidated research and development	$959	34.8%	$991	44.8%	$(32)	(3.2)%

	For the Six Months Ended JUNE 30,
	2003	% of Segment Revenue	2002	% of Segment Revenue	Change
					Dollars	Percent
Type	$849	42.3%	$911	37.9%	$(62)	(6.8)%
MyFonts	274	24.4	225	37.9	49	21.8
Pageflex	879	53.2	814	60.3	65	8.0

Consolidated research and development	$2,002	41.8%	$1,950	44.9%	$52	2.7%

Type R&D expenses decreased for the three and six months periods ended June 30, 2003 as compared to the three and six month periods ended June 30, 2002 primarily because of decreases in both internal personnel and outside contractor development on the Company’s Type products totaling $79 and $117, respectively. These decreases were partially offset by an increase in development costs for ThunderHawk of $26 and $64, respectively. The increase in MyFonts R&D expense for the three and six month periods ended June 30, 2003 as compared to the three and six month periods ended June 30, 2002 was primarily due to an increase in employee related costs resulting from a higher utilization of Type personnel of $12 and $24, respectively, combined with the non-recurrence of credits of $3 and $18 realized in the three and six month periods ended June 30, 2002, respectively, for variable accounting treatment of stock options granted to non-employee consultants. The increase in Pageflex R&D expense for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 was primarily attributable to personnel related costs and the increase for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 includes $23 in outside consulting fees for Mpower development incurred during the first quarter of 2003.

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

General and Administrative (“G&A”):

	For the Three Months Ended JUNE 30,
	2003	% of Segment Revenue	2002	% of Segment Revenue	Change
					Dollars	Percent
Type	$237	20.6%	$244	20.5%	$(7)	(2.9)%
MyFonts	28	4.6	25	7.6	3	12.0
Pageflex	161	16.2	150	21.6	11	7.3

Consolidated general and administrative	$426	15.5%	$419	18.9%	$7	1.7%

	For the Six Months Ended JUNE 30,
	2003	% of Segment Revenue	2002	% of Segment Revenue	Change
					Dollars	Percent
Type	$549	27.4%	$439	18.3%	$110	25.1%
MyFonts	61	5.4	49	8.3	12	24.5
Pageflex	388	23.5	273	20.2	115	42.1

Consolidated general and administrative	$998	20.9%	$761	17.5%	$237	31.1%

The increase in G&A expenses for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002 is primarily due to an increase in fees for various outside professional services and insurance costs, which were partially offset by bad debt recoveries of approximately $27 during the three months ended June 30, 2003. The increase in G&A expenses for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002 is primarily attributable to increased costs for the first quarter of 2003 including bonuses expensed and paid, fees associated with the transfer of the Company’s stock from the NASDAQ/NM to the NASDAQ SmallCap Market, costs related to the closing of the Company’s UK sales office, and legal fees. These expenses are allocated to the business segments based on headcount.

Gain (loss) on Investment in DiamondSoft, Inc.:

	For the Three Months Ended JUNE 30,
	2003	% of Revenue	2002	% of Revenue	Change
					Dollars	Percent
Gain on investment in DiamondSoft, Inc.	$99	3.6%	$43	1.9%	$56	130.2%

	For the Six Months Ended JUNE 30,
	2003	% of Revenue	2002	% of Revenue	Change
					Dollars	Percent
Gain on investment in DiamondSoft, Inc.	$192	4.0%	$42	1.0%	$150	357.1%

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

In March 1998, the Company made a $500 equity investment in DiamondSoft, Inc. (“DiamondSoft”) representing a 25% ownership interest. During the year ended December 31, 2001, the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream’s ownership percentage to 31.7%. This ownership percentage has remained at 31.7% through June 30, 2003. The gain above represents the Company’s pro rata share of DiamondSoft’s net income. On July 1, 2003, the Company sold its investment in DiamondSoft in a cash transaction that will result in a gain for the three months ended September 30, 2003. Further discussion can be found in Note 3 in the Notes to the Consolidated Financial Statements included herewith.

Other income (expense), net:

	For the Three Months Ended JUNE 30,
	2003	% of Revenue	2002	% of Revenue	Change
					Dollars	Percent
Other income, net	$21	0.8%	$19	0.9%	$2	10.5%

	For the Six Months Ended JUNE 30,
	2003	% of Revenue	2002	% of Revenue	Change
					Dollars	Percent
Other income, net	$11	0.2%	$42	1.0%	$(31)	(73.8)%

Other income for the three months ended June 30, 2003 and June 30, 2002 includes interest income earned on cash and money market instruments net of interest expense. In addition, other income for the six months ended June 2003 consists of a loss on the disposition of assets related to the closure of the UK sales office of $(20) during the first quarter of 2003. Interest income has decreased over the six-month periods due to a combination of a lower investment balance and lower interest rates.

Provision for income taxes:

	For the Three Months Ended JUNE 30,
	2003	% of Revenue	2002	% of Revenue	Change
					Dollars	Percent
Provision for Income Taxes	$28	1.0%	$39	1.8%	$(11)	(28.2)%

	For the Six Months Ended JUNE 30,
	2003	% of Revenue	2002	% of Revenue	Change
					Dollars	Percent
Provision for Income Taxes	$49	1.0%	$70	1.6%	$(21)	(30.0)%

The provision for income taxes consists primarily of foreign income taxes. Foreign taxes vary with Type OEM license royalties from customers in countries who have signed tax conventions with the United States including Japan, Korea, and Poland, and also with the results of operations from the Company’s location in the United Kingdom, prior to its closure on March 31, 2003.

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations and cash received from the sale of the Company’s MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998. As of June 30, 2003, the Company had net working capital of $3,109 versus $3,718 at December 31, 2002.

The Company used cash of approximately $1,392 and $196 to fund its operations during the six months ended June 30, 2003 and 2002, respectively. The net losses after adjustment for non-cash expenses resulted in the use of $819 and $337 in cash during the six months ended June 30, 2003 and 2002, respectively. Changes in operating assets and liabilities resulted in cash used of $573 for the six months ended June 30, 2003, and savings of $141 for the six months ended June 30, 2002. The Company’s investing activities for the six months ended June 30, 2003 provided cash of $300 from the removal of restrictions on cash related to a line of credit for DiamondSoft, which was terminated on June 30, 2003. This cash was partially offset by cash used to acquire additional property and equipment, and intangible assets of $68 and $21, respectively. The Company’s investing activities for the six months ended June 30, 2002 used cash to acquire property and equipment, and intangible assets of $62 and $67, respectively. The Company’s financing activities provided cash of $0 and $21 for the six months ended June 30, 2003 and 2002, respectively, from the exercise of stock options.

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

As of June 30, 2003, the Company had no material commitments for capital expenditures. From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company’s business. Any such transactions consummated may use a portion of the Company’s working capital or require the issuance of equity or debt. As of June 30, 2003, the Company had future minimum annual lease payments under the Company’s facilities lease of $101 for the year ending December 31, 2003. In August 2003, the Company entered into a six-year lease agreement and will move its corporate offices prior to the expiration of its current lease, which is expiring on October 1, 2003. The new lease agreement has a projected commencement date of September 1, 2003 and obligates the Company to make minimum lease payments plus its pro-rata share of future real estate tax increases and certain operating expense increases above the base year. This lease agreement will also require the Company to obtain a Letter of Credit in the amount of $250, which will result in $250 in cash being classified as restricted on the Company’s Balance Sheet at that time. The amount will be reduced to $200 on the second anniversary and further to $150 on the fourth anniversary of the lease. Minimum future lease payments total $2,332 through the six-year term. Further discussion can be found in Note 7 in the Notes to the Consolidated Financial Statements included herewith.

On July 1, 2003, in connection with the acquisition of DiamondSoft by Extensis, a wholly owned subsidiary of Celartem Technology USA, Inc., the Company sold its shares in DiamondSoft to Extensis in a cash transaction resulting in a gain on its investment in an amount to be determined in the third quarter of 2003. The Company’s investment in DiamondSoft as of the June 30, 2003 Balance Sheet was $940 and the Company received $1,339 in cash from this transaction on July 1, 2003.

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

RECENT ACCOUNTING PRONOUNCEMENTS

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

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS, continued

In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities, an Interpretation of ARB 51. The primary objectives of FIN No. 46 are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights (“variable interest entities” or “VIEs”) and how to determine when and which business enterprise should consolidate the VIE. This new model for consolidation applies to an entity for which either: (a) the equity investors (if any) do not have a controlling financial interest; or (b) the equity investment at risk is insufficient to finance that entity’s activities without receiving additional subordinated financial support from other parties. In addition, FIN No. 46 requires that both the primary beneficiary and all other enterprises with a significant variable interest in a VIE make additional disclosures. The Company is required to apply FIN No. 46 to all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the Company is required to apply FIN No. 46 on July 1, 2003. The Company’s adoption of FIN No. 46 has not had and is not expected to have a significant effect on the Company’s financial position or its results of operations.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of SFAS 149 to have a material impact on its consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on its consolidated financial position, results of operations or cash flows.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of June 30, 2003, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the six months ended June 30, 2003. Currently the Company does not engage in foreign currency hedging activities.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 24, 2003, Agfa Monotype Corporation and International Typeface Corporation filed a complaint in the U.S. District Court for the Northern District of Illinois Eastern Division claiming that the Company, through its TrueDoc software, infringes trademarks and copyrights and violates the Digital Millennium Copyright Act. The complaint fails to identify any of the plaintiffs’ trademarks or copyrights that have been allegedly infringed and does not specify any amount of monetary damages. The plaintiffs do seek injunctive relief, but do not make any statement that any of the alleged acts have actually taken place. The Company is contesting these claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Instruments defining the rights of the holders of any class of registered securities of the Company have not been materially modified during the three months ended June 30, 2003.

(b)	Rights evidenced by any class of registered securities of the Company have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended June 30, 2003.

(c)	There were no unregistered securities sold by the Company during the three months ended June 30, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 20, 2003, the Annual Meeting of Stockholders of the Company was held at the Corporate Offices of Bitstream Inc. located at 215 First Street, Cambridge, Massachusetts 02142.

(b) Charles Ying, George B. Beitzel, Amos Kaminski, Michael Lang and David G. Lubrano were elected at the Annual Meeting to serve as directors of the Company.

(c) The following votes were tabulated on the aforementioned proposal:

1. To elect a board of five (5) directors to serve until the next Annual Meeting of Stockholders or until their respective successors are elected and qualified.

Nominee	For	Withheld Authority
George Beitzel	6,018,753	27,350
Amos Kaminski	6,018,753	27,350
Michael Lang	6,020,253	25,850
David Lubrano	6,018,753	27,350
Charles Ying	6,003,753	42,350

(d) Not applicable.

ITEM 5. OTHER INFORMATION

On May 20, 2003, the Company’s Board of Directors unanimously voted to increase the numbers of Directors of the Company to six (6) and to appoint Anna M. Chagnon, the Company’s President, Chief Operating Officer, and General Counsel, to fill the newly created position. She will serve until the next annual meeting of stockholders of the Company or until the election and qualification of her successor.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

10	Material Contracts

10.12	Lease between MA-RIVERVIEW/245 FIRST STREET, LLC and the Company dated July 31, 2003.

10.13	Stock purchase agreement between Extensis, Inc., DiamondSoft, Inc, Brian Berson, and Bitstream, Inc.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of President and Chief Operating Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(b) Reports on Form 8-K

None

PART II—SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC. (Registrant)

SIGNATURE	TITLE	DATE

/s/ Anna M. Chagnon Anna M. Chagnon	President and Chief Operating Officer (Principal Executive Officer)	August 12, 2003

/s/ James P. Dore James P. Dore	Vice President and Chief Financial Officer (Principal Accounting Officer)	August 12, 2003