Form 10-Q
period 2003-09-30
BITSTREAM INC
filed 2003-11-14
CIK 818813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

COMMISSION FILE NUMBER: 0-21541

BITSTREAM INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2744890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 First Street, 17th Floor, Cambridge, Massachusetts 02142-1270
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

On November 11, 2003, there were 8,551,263 shares of Class A Common Stock, par value $0.01 per share issued, including 125,809 issued and designated as treasury shares, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$4,902	$4,828
Accounts receivable, net of allowance of $42 at September 30, 2003 and $15 at December 31, 2002	832	602
Income tax receivable	—	134
Prepaid expenses and other current assets	100	112

Total current assets	5,834	5,676

Property and equipment, net	355	271

Other assets:
Restricted cash	250	300
Goodwill	727	727
Investment in DiamondSoft, Inc.	—	748
Intangible assets	201	236
Other assets	1	6

Total other assets	1,179	2,017

Total assets	$7,368	$7,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$660	$245
Accrued expenses	1,047	1,046
Current portion of deferred revenue	555	667

Total current liabilities	2,262	1,958

Long-term deferred revenue	—	6

Total liabilities	2,262	1,964

Stockholders’ equity :
Preferred stock, $0.01 par value Authorized – 6,000 shares Issued and outstanding – 0 at September 30, 2003 and December 31, 2002	—	—
Common stock, $0.01 par value Authorized – 30,500 shares Issued and outstanding – 8,535 at September 30, 2003 and 8,475 at December 31, 2002	85	85
Additional paid-in capital	32,490	32,408
Accumulated deficit	(27,109)	(26,133)
Treasury stock, at cost; 126 shares as of September 30, 2003 and December 31, 2002	(360)	(360)

Total stockholders’ equity	5,106	6,000

Total liabilities and stockholders’ equity	$7,368	$7,964

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Revenue:
Software licenses	$1,975	$1,588	$6,205	$5,373
Services	327	259	882	820

Total revenue	2,302	1,847	7,087	6,193

Cost of revenue:
Software licenses	587	430	1,735	1,238
Services	145	104	396	298

Total cost of revenue	732	534	2,131	1,536

Gross profit	1,570	1,313	4,956	4,657

Operating expenses:
Marketing and selling	730	572	2,055	1,699
Research and development	966	1,077	2,968	3,027
General and administrative	469	298	1,467	1,059

Total operating expenses	2,165	1,947	6,490	5,785

Loss from operations	(595)	(634)	(1,534)	(1,128)

Other income:
Gain on investment in DiamondSoft, Inc	399	5	591	47
Other income, net	10	18	21	60

Loss before provision for income taxes	(186)	(611)	(922)	(1,021)

Provision for income taxes	5	5	54	75

Net loss	$(191)	$(616)	$(976)	$(1,096)

Basic and diluted net loss per share	$(0.02)	$(0.07)	$(0.12)	$(0.13)

Basic and diluted weighted average shares outstanding	8,377	8,335	8,359	8,318

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	For the Nine Months Ended September 30,
CASH FLOWS FROM OPERATING ACTIVITIES:	2003	2002
Net loss	$(976)	$(1,096)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	145	240
Amortization	59	53
Loss on disposal of property and equipment	20
Stock based compensation	—	(24)
Gain on investment in DiamondSoft, Inc.	(591)	(47)
Changes in operating assets and liabilities:
Accounts receivable	(230)	143
Income tax receivable	134	—
Prepaid expenses and other assets	17	15
Accounts payable	415	160
Accrued expenses	1	(40)
Deferred revenue	(118)	(34)

Net cash used in operating activities	(1,124)	(630)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of DiamondSoft stock	1,339	—
Restricted cash	50	—
Purchases of property and equipment	(249)	(82)
Additions to intangible assets	(24)	(78)

Net cash provided by (used in) investing activities	1,116	(160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options/warrants	82	53

Net cash provided by financing activities	82	53

Net Decrease in Cash and Cash Equivalents	74	(737)
Cash and Cash Equivalents, beginning of period	4,828	5,716

Cash and Cash Equivalents, end of period	$4,902	$4,979

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2	$—
Cash paid (received) for income taxes	$(76)	$50

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

The balance sheet as of September 30, 2003, the statements of operations for the three months and nine months ended September 30, 2003 and 2002, the statements of cash flows for the nine months ended September 30, 2003 and 2002, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company for these interim periods.

The results of operations for the nine months ended September 30, 2003 may not necessarily be indicative of the results to be expected for the year ending December 31, 2003.

(b)  Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places a majority of its cash investments in one highly-rated financial institution. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company’s accounts receivable. At September 30, 2003, three customers accounted for 17%, 15% and 13%, respectively, of the Company’s accounts receivable. At December 31, 2002, two customers accounted for 16% and 10%, respectively, of the Company’s accounts receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

For the three and nine months ended September 30, 2003 and 2002, no single customer accounted for 10% or more of the Company’s consolidated revenue. For the three months ended September 30, 2003, one customer of the Company’s Type segment accounted for 19% of the revenue for that segment, two customers of the Pageflex segment accounted for 18% and 13%, respectively, of the revenue for that segment and no customers accounted for 10% or more of the MyFonts segment revenue. For the three months ended September 30, 2002, three customers of the Company’s Type segment accounted for 17%, 12% and 10%, respectively, of the revenue for that segment, one customer of the Pageflex segment accounted for 10% of the revenue for that segment, and no customers accounted for 10% or more of the revenue of the MyFonts segment. For the nine months ended September 30, 2003, one customer of the Pageflex segment accounted for 11% of the revenue for that segment and no customers accounted for 10% or more of the revenue for the Type or MyFonts segments. For the nine months ended September 30, 2002, two customers of the Company’s Type segment accounted for 10% each of the revenue for that segment, and no customers accounted for 10% or more of the revenue of the Pageflex or MyFonts segments.

(c)  Goodwill and other intangible assets (in thousands)

Goodwill consists of the following:

	September 30, 2003	December 31, 2002
Acquisition of Type Solutions, Inc.	$228	$228
Acquisition of Alaras Corporation.	499	499

Goodwill	727	727
Embedded goodwill from equity investment in DiamondSoft, Inc. (Note 3)	—	557

Total Goodwill	$727	$1,284

The Company follows the accounting and reporting requirements for goodwill and other intangible assets as required by SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. The Company has established and allocated goodwill to each of the following reporting units: Type, MyFonts, and Pageflex. The Company had recorded goodwill embedded in its equity investment in DiamondSoft, Inc. of $557 at December 31, 2002, which was not attributable to a reporting unit. The Company sold its investment and related embedded goodwill in DiamondSoft, Inc. on July 1, 2003. See Note 3 for additional disclosure on DiamondSoft, Inc.

The carrying amounts of goodwill attributable to each reporting unit are as follows:

	September 30, 2003	December 31, 2002
Type	$228	$228
MyFonts.	—	—
Pageflex	499	499

	$727	$727

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Amortization expense for intangible assets for the three and nine months ended September 30, 2003 was $20 and $59, respectively. Amortization expense for intangible assets for the three and nine months ended September 30, 2002 was $19 and $53, respectively. Estimated amortization for the remainder of 2003 and the five succeeding years follows:

2003 (remainder)	$20
2004	74
2005	58
2006	34
2007	13
2008	2

$201

(d)  Accounting For Stock-Based Compensation

The Company accounts for its employee stock plans using the intrinsic value method. The SFAS 123, “Accounting for Stock-Based Compensation”, disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations. The following table sets forth the pro forma amounts of net loss and net loss per share for the three and nine months ended September 30, 2003 and 2002 that would have resulted if the Company accounted for its employee stock plans under the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss:
As reported	$(191)	$(616)	$(976)	$(1,096)
Less: stock compensation costs, net of tax, had option expense been measured at fair value	263	290	806	884

Pro forma	$(454)	$(906)	$(1,782)	$(1,980)

Basic and diluted net loss per share:
As reported	$(0.02)	$(0.07)	$(0.12)	$(0.13)
Pro forma	$(0.05)	$(0.11)	$(0.21)	$(0.24)

For purposes of computing pro forma net loss, the Company estimates the fair value of all option or warrant grants granted to employees as of September 30, 2003 and September 30, 2002 using the Black Scholes option pricing model prescribed by SFAS No. 123. No additional options or warrants were granted during the three months ended September 30, 2003. Additional awards in future years are anticipated. Assumptions used are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003*	2002	2003	2002
Risk-free interest rates	—	4.00%-4.52%	2.50%-2.94%	4.00%-5.17%
Expected dividend yield	—	—	—	—
Expected lives	—	5 Years	5 Years	5 Years
Expected volatility	—	99.6%	120.2%-120.5%	99.6%

*	No grants were made.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s adoption of SFAS 149 has not had and is not expected to have, a significant effect on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of SFAS 150 has not had and is not expected to have, a significant effect on the Company’s financial position, results of operations or cash flows.

(2)  Income (Loss) Per Share (in thousands)

Basic earnings or loss per share is determined by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the effect of the conversion of potentially dilutive securities, such as stock options and warrants, based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. As a result there is no difference between the Company’s basic and diluted loss per share for the three month and nine month periods ended September 30, 2003 and 2002.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

If the Company had reported a profit for these periods, potential common shares would have increased the weighted average shares outstanding by 1,238 and 573 shares for three months ended September 30, 2003 and 2002, respectively, and by 782 and 1,120 for the nine months ended September 30, 2003 and 2002, respectively. In addition, there were warrants and options outstanding to purchase 458 and 526 shares for the three months and nine month periods ended September 30, 2003 and 1,082 and 884 shares for the three and nine month periods ended September 30, 2002, respectively, that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company’s common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(3)  Investment (in thousands, except percentages)

On March 13, 1998, the Company made a $500 or 25% equity investment, accounted for under the equity method, in DiamondSoft, Inc. (“DiamondSoft”), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. During the year ended December 31, 2001 the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream’s ownership percentage to 31.7% at December 31, 2001, which remained unchanged until July 1, 2003. Gains for the three months and nine months ended September 30, 2003, and 2002 related to the Company’s investment in DiamondSoft totaled approximately $399 and $591, and $5 and $47, respectively, and are included in the accompanying consolidated statements of operations. The Company recorded goodwill related to this investment equal to the difference between the amount paid for the investment and the Company’s share of DiamondSoft’s underlying net assets at the time of each investment. This goodwill amortization ceased in accordance with the Company’s adoption of SFAS No. 142 on January 1, 2002. (See Note 1(c))

On June 19, 2000, the Company deposited $300 into a money market account at Wells Fargo Bank to secure a $300 line of credit granted DiamondSoft by that bank. At December 31, 2002 this cash was presented on the Company’s consolidated balance sheet as restricted cash. On June 30, 2003 this line of credit was terminated and all restrictions on the cash were released.

On July 1, 2003, in connection with the acquisition of DiamondSoft by Extensis, a wholly owned subsidiary of Celartem Technology USA, Inc., the Company sold its shares in DiamondSoft to Extensis in a cash transaction resulting in a realized and recognized gain on its investment of $399. The Company’s investment in DiamondSoft as of the June 30, 2003 Balance Sheet was $940 and the Company received $1,339 in cash from this transaction on July 1, 2003. In addition, the purchase agreement called for $300 of the purchase price to be placed in escrow to provide security for escrow and indemnification obligations as set forth in the purchase agreement. The Company has deferred recognition of its $90 share of this escrow balance until such time as the amount to be received is fixed and determinable.

(4)  Accrued Expenses, (in thousands)

Accrued expenses consist of the following:	September 30, 2003	December 31, 2002
Accrued royalties	$231	$210
Payroll and other compensation	604	597
Accrued professional and consulting services	157	165
Other	55	74

Total	$1,047	$1,046

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(5)  Segment Reporting (in thousands):

The Company’s reportable segments are strategic business units that sell the Company’s products through distinct distribution channels. They are managed separately as each business requires different marketing strategies. The Company’s approach is based on the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. The e-commerce segment’s revenues include revenue from products it purchases from the Type segment. The inter-segment revenues created by these transactions have been eliminated from the e-commerce segment revenue below, as well as from the Company’s consolidated financial statements. The Company evaluates performance based on profit or loss from operations before income taxes, not including non-recurring gains and losses.

The following table sets forth the Company’s revenue and loss from operations by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Revenue:	2003	2002	2003	2002
Type	$815	$1,035	$2,822	$3,437
MyFonts.	643	394	1,768	987
Pageflex	844	418	2,497	1,769

Consolidated revenue	$2,302	$1,847	$7,087	$6,193

Segment (loss) income from operations:
Type	$(273)	$(76)	$(759)	$15
MyFonts.	(72)	(82)	(197)	(273)
Pageflex	(250)	(476)	(578)	(870)

Consolidated loss from operations	$(595)	$(634)	$(1,534)	$(1,128)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

(6)  Geographical Reporting (in thousands):

The Company attributes revenues to different geographical areas on the basis of the location of the customer. All of the Company’s product sales for the three and nine month periods ended September 30, 2003 and 2002 were shipped from its headquarters located in the United States or its office located in Cheltenham, England. The Cheltenham sales office was closed on March 31, 2003.

Revenue by geographic area is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
*Revenue:	2003	2002	2003	2002
United States	$1,859	$992	$5,590	$3,866
Japan	87	225	478	708
Canada	61	199	141	414
United Kingdom	64	173	378	373
Sweden	1	102	4	107

Other (Countries less than 5% individually, by Region):
Europe, excluding specific countries listed above	201	137	435	461
Asia, excluding specific countries listed above	17	10	20	229
Other	12	9	41	35

Total revenue	$2,302	$1,847	$7,087	$6,193

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce revenue for MyFonts.com is all included as attributable to the United States.

Long-lived tangible assets by geographic area are as follows (Note: The Cheltenham sales office was closed on March 31, 2003.):

	September 30, 2003	December 31, 2002
United States	$355	$250
England	—	21

Total	$355	$271

(7)  Commitments (in thousands):

In August 2003, the Company entered into a six-year lease agreement and moved its corporate offices. The new lease agreement commenced on September 1, 2003 and obligated the Company to make minimum lease payments listed below plus its pro-rata share of future real estate tax increases and certain operating expense increases above the base year. This lease agreement also required the Company to obtain a Letter of Credit in for the amount of $250,000, which resulted in $250,000 in cash being classified as restricted on the Company’s Balance Sheet. The amount will be reduced to $200,000 on the second anniversary and further to $150,000 on the fourth anniversary of the lease.

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

Bitstream Inc. is a software development company that focuses on the presentation of data. Its core competencies include font technology, browsing technology, e-commerce technology, and publishing technology. Bitstream’s offering is made up of four distinct product lines: type and type technology, and ThunderHawk, which are both reported under the Company’s Type business segment (“Type”), MyFonts.com (“MyFonts”) and Pageflex. Bitstream is a leading developer of font technology, digital fonts, and custom font designs. Bitstream licenses its TrueDoc® and Font Fusion® technologies to Web and application developers, and to manufacturers of information appliances, wireless and handheld devices, set-top boxes, embedded systems, and printers. ThunderHawk™ is a client-server technology that brings full-featured wireless Web browsing to mobile devices. It gives customers complete Internet access to real Web pages while maintaining full text legibility. Now in alpha release, ThunderHawk SmartPhone Edition enables users to browse the Web on SmartPhones. ThunderHawk PocketPC Edition allows consumers to browse the Web on Pocket PC devices. ThunderHawk Enterprise Server is a client-server technology for corporations and telecommunications companies. Providing wireless Web browsing across networks, it gives a mobile workforce complete access to Internet and corporate intranet Web pages. MyFonts.com™ is a showcase of the world’s fonts available from one easy-to-use Web site. It provides the largest collection of fonts ever assembled for on-line delivery, and offers easy ways to find and purchase fonts on-line. MyFonts.com also offers unique typographic resources and forums for interacting with font experts. Pageflex™ technologies have pioneered a new direction in composition software: Web-top publishing. Web-top publishing software helps novice users create high-quality printed products using intelligent, flexible templates, without installing or learning any new desktop publishing software. Pageflex templates are intelligent and flexible because professional designers can set rules to define which elements can change, how much they can change, and who can change them. Pageflex products thus maintain corporate identity and design integrity while enabling sophisticated customizing of documents.

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

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

RESULTS OF OPERATIONS (in thousands, except percentages)

Consolidated Revenue and Gross Profit:

	For the Three Months Ended September 30,				Change
	2003	% of Revenue	2002	% of Revenue	Dollars	Percent
Revenue
Software licenses	$1,975	85.8%	$1,588	86.0%	$387	24.4%
Services	327	14.2	259	14.0	68	26.3

Total revenue	2,302	100.0	1,847	100.0	455	24.6

Cost of Revenue
Software licenses	587	29.7	430	27.1	157	36.5
Services	145	44.3	104	40.2	41	39.4

Total cost of revenue	732	31.8	534	28.9	198	37.1

Gross Profit	$1,570	68.2%	$1,313	71.1%	$257	19.6%

	For the Nine Months Ended September 30,				Change
	2003	% of Revenue	2002	% of Revenue	Dollars	Percent
Revenue
Software licenses	$6,205	87.6%	$5,373	86.8%	$832	15.5%
Services	882	12.4	820	13.2	62	7.6

Total revenue	7,087	100.0	6,193	100.0	894	14.4

Cost of Revenue
Software licenses	1,735	28.0	1,238	23.0	497	40.1
Services	396	44.9	298	36.3	98	32.9

Total cost of revenue	2,131	30.1	1,536	24.8	595	38.7

Gross Profit	$4,956	69.9%	$4,657	75.2%	$299	6.4%

The increase in revenue for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 was attributable to an increase in revenue in the MyFonts and Pageflex segments of $249 and $426, respectively, partially offset by a decrease in revenue in the Company’s Type segment of $220. The increase in revenue for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was attributable to an increase in revenue in the MyFonts and Pageflex segments of $781 and $728, respectively, partially offset by a decrease in revenue in the Company’s Type segment of $615. The increase in cost of license revenue for the three and nine month periods ended September 30, 2003 was due to increased royalty, shipping, and credit card processing expenses for the Company’s MyFonts segment resulting from increased sales. The increase in cost of service revenue for the same periods was primarily the result of costs incurred for support of the Company’s new ThunderHawk product. Cost of revenue for the Company includes royalties and fees paid to third parties for the development or license of rights to technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product. Gross profit generated by each segment is discussed in more detail below.

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Type Revenue and Gross Profit:

	For the Three Months Ended September 30,				Change
	2003	% of Segment Revenue	2002	% of Segment Revenue	Dollars	Percent
Revenue
Software licenses	$734	90.1%	$960	92.8%	$(226)	(23.5)%
Services	81	9.9	75	7.2	6	8.0

Total revenue	815	100.0	1,035	100.0	(220)	(21.3)

Percentage of total revenue	35.4%		56.1%

Cost of Revenue
Software licenses	56	7.6	94	9.8	(38)	(40.4)
Services	75	92.6	40	53.3	35	(87.5)

Total cost of revenue	131	16.1	134	12.9	(3)	(2.2)

Gross Profit	$684	83.9%	$901	87.1%	$(217)	(24.1)%

	For the Nine Months Ended September 30,				Change
	2003	% of Segment Revenue	2002	% of Segment Revenue	Dollars	Percent
Revenue
Software licenses	$2,571	91.1%	$3,147	91.6%	$(576)	(18.3)%
Services	251	8.9	290	8.4	(39)	(13.4)

Total revenue	2,822	100.0	3,437	100.0	(615)	(17.9)

Percentage of total revenue	39.8%		55.5%

Cost of Revenue
Software licenses	258	10.0	361	11.5	(103)	(28.5)
Services	214	85.3	122	42.1	92	75.4

Total cost of revenue	472	16.7	483	14.1	(11)	(2.3)

Gross Profit	$2,350	83.3%	$2,954	85.9%	$(604)	(20.4)%

The decrease in Type revenue for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 was the result of decreases in OEM license revenue and direct retail product sales of $179 and $56, respectively. These decreases were partially offset by increases in retail reseller revenue and custom design services of $9 and $6, respectively. The decrease in revenue for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was the result of decreases in OEM license revenue, direct retail product sales and revenue from custom design services of $445, $147, and $41, respectively. These decreases were partially offset by an increase in retail reseller revenue of $16. Sales of the Company’s Type products and custom design work decreased due to consumer concerns about the economy and decreases in spending on development efforts by high-technology customers. Cost of license revenue for the three and nine month periods ended September 30, 2003 as compared to the three and nine month periods ended September 30, 2002 decreased primarily because of a lower proportion of sales of third party typeface products in relation to sales of the Company’s internally developed typeface and technology products. Cost of services increased primarily due to costs incurred upon the establishment of a service and support structure for the Company’s ThunderHawk product during 2003. This increase was partially offset by decreases in type design and consulting service expenses during the same period due to decreased sales of those services.

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

The Company’s Type business recognizes font license revenue from the resale of its font products through various resellers. Resellers have an electronic digital format of the company’s font products available to them through the Bitstream Manufacturing System (“BMS”). This system is installed on their servers and allows them to “manufacture” a font for sale to a customer. The BMS system tracks the fonts sold and generates a monthly sales report, which is sent by the reseller to Bitstream. Revenue is recognized if collection is probable, upon notification from the reseller that it has sold the product or if for a physical product, upon delivery of the software.

MyFonts Revenue and Gross Profit:

	For the Three Months Ended September 30,				Change
	2003	% of Segment Revenue	2002	% of Segment Revenue	Dollars	Percent
Revenue
Software licenses	$643	100.0%	$394	100.0%	$249	63.2%

Total revenue	643	100.0	394	100.0	249	63.2

Percentage of total revenue	27.9%		21.3%

Cost of Revenue
Software licenses	502	78.1	318	80.7	184	57.9

Total cost of revenue	502	78.1	318	80.7	184	57.9

Gross Profit	$141	21.9%	$76	19.3%	$65	85.5%

	For the Nine Months Ended September 30,				Change
	2003	% of Segment Revenue	2002	% of Segment Revenue	Dollars	Percent
Revenue
Software licenses	$1,768	100.0%	$987	100.0%	$781	79.1%

Total revenue	1,768	100.0	987	100.0	781	79.1

Percentage of total revenue	25.0%		15.9%

Cost of Revenue
Software licenses	1,392	78.7	801	81.2	591	73.8

Total cost of revenue	1,392	78.7	801	81.2	591	73.8

Gross Profit	$376	21.3%	$186	18.8%	$190	102.2%

MyFonts continued to be successful in increasing the number of fonts available on its Web site, the number of foundries participating, and the number of consumer accounts. Inter-company sales, which MyFonts generated from the resale of Bitstream fonts, have been excluded. Cost of revenue increased primarily due to an increase in royalties and referrer fees due to increased revenue, and an increase in shipping, packaging and handling costs due to the increase in products sold that must be physically shipped. Cost of revenue as a percentage of sales, however has decreased as the Company has negotiated lower royalty percentages to be paid to third party foundries and because of a lower royalty paid on sales of CD products.

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

MyFonts currently recognizes revenue from referral agreements (Level 1 agreements) and resale agreements (Level 2 agreements). Referral revenue for each of the three months ended September 30, 2003 and 2002 was $3, and for each of the nine months ended September 30, 2003 and 2002 was $11 and $10, respectively. All other revenue recognized by MyFonts resulted from Level 2 agreements under which MyFonts sells the fonts directly from its site(s). There are only minimal costs to the Level 1 program, which represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts database, and the Company expenses those costs as incurred.

Pageflex Revenue and Gross Profit:

	For the Three Months Ended September 30,				Change
	2003	% of Segment Revenue	2002	% of Segment Revenue	Dollars	Percent
Revenue
Software licenses	$598	70.9%	$234	56.0%	$364	155.6%
Services	246	29.1	184	44.0	62	33.7

Total revenue	844	100.0	418	100.0	426	101.9

Percentage of total revenue	36.7		22.6%

Cost of Revenue
Software licenses	29	4.8	18	7.7	11	61.1
Services	70	28.5	64	34.8	6	9.4

Total cost of revenue	99	11.7	82	19.6	17	20.7

Gross Profit	$745	88.3%	$336	80.4%	$409	121.7%

	For the Nine Months Ended September 30,				Change
	2003	% of Segment Revenue	2002	% of Segment Revenue	Dollars	Percent
Revenue
Software licenses	$1,866	74.7%	$1,239	70.0%	$627	50.6%
Services	631	25.3	530	30.0	101	19.1

Total revenue	2,497	100.0	1,769	100.0	728	41.2

Percentage of total revenue	35.2		28.6

Cost of Revenue
Software licenses	85	4.6	76	6.1	9	11.8
Services	182	28.8	176	33.2	6	3.4

Total cost of revenue	267	10.7	252	14.2	15	6.0

Gross Profit	$2,230	89.3%	$1,517	85.8%	$713	47.0%

The increase in Pageflex license revenue for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 was primarily the result of an increase in direct sales and reseller sales of $271 and $99, respectively, partially offset by decreases in OEM sales of $6. The increase in Pageflex license revenue for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was primarily the result of an increase in direct sales of $674, partially offset by decreases in OEM and reseller sales of $12 and $35, respectively.

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Pageflex service revenue for the three and nine month periods ended September 30, 2003 increased as compared to the three and nine month periods ended September 30, 2002, because of increases in support maintenance and training revenue due to Pageflex’s increasing customer base. Cost of revenue decreased slightly in absolute dollars, and has decreased as a percentage of sales revenue as Pageflex’s existing infrastructure has been able to satisfy the demands of the increased customer base.

Marketing and Selling:

	For the Three Months Ended September 30,				Change
	2003	% of Segment Revenue	2002	% of Segment Revenue	Dollars	Percent
Type	$346	42.5%	$303	29.3%	$43	14.2%
MyFonts	6	0.9	6	1.5	—	—
Pageflex	378	44.8	263	62.9	115	43.7

Consolidated marketing And selling	$730	31.7%	$572	31.0%	$158	27.6%

	For the Nine Months Ended September 30,				Change
	2003	% of Segment Revenue	2002	% of Segment Revenue	Dollars	Percent
Type	$1,100	39.0%	$915	26.6%	$185	20.2%
MyFonts	31	1.8	33	3.3	(2)	(6.1)
Pageflex	924	37.0	751	42.5	173	23.0

Consolidated marketing And selling	$2,055	29.0%	$1,699	27.4%	$356	21.0%

Type marketing and selling expenses increased primarily due to the hiring of dedicated sales resources for ThunderHawk, participation in wireless tradeshows, and print advertising for ThunderHawk totaling $103 for the three months ended September 30, 2003 and $185 for the nine months ended September 30, 2003. The increase for the three months ended September 30, 2003 as compared to 2002 was partially offset by cost savings from the closure of the UK sales office on March 31, 2003 of $32 and decreased participation in non-ThunderHawk trade shows of $12. MyFonts marketing and selling expenses for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 decreased primarily due to a decrease in its use of marketing personnel from the Type segment and related charges during the first quarter of 2003. Pageflex marketing and selling expenses increased primarily due to costs associated with the addition of three independent sales representatives engaged at the end of 2002, an increase in trade show participation, and an increase in travel related expenses, which increased expenses $42 for the three months ended September 30, 2003 and $83 for the nine months ended September 30, 2003 as compared to the same periods ended September 30, 2002, respectively. Additionally, in the quarter ended September 30, 2003, Pageflex incurred severance costs associated with the elimination of the Pageflex General Manager position of $75.

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Research and Development (“R&D”):

	For the Three Months Ended September 30,				Change
	2003	% of Segment Revenue	2002	% of Segment Revenue	Dollars	Percent
Type	$377	46.3%	$500	48.3%	$(123)	(24.6)%
MyFonts	161	25.0	135	34.3	26	19.3
Pageflex	428	50.7	442	105.7	(14)	(3.2)

Consolidated research and development	$966	42.0%	$1,077	58.3%	$(111)	(10.3)%

	For the Nine Months Ended September 30,				Change
	2003	% of Segment Revenue	2002	% of Segment Revenue	Dollars	Percent
Type	$1,226	43.4%	$1,411	41.1%	$(185)	(13.1)%
MyFonts	435	24.6	360	36.5	75	20.8
Pageflex	1,307	52.3	1,256	71.0	51	4.1

Consolidated research and development	$2,968	41.9%	$3,027	48.9%	$(59)	(1.9)%

Type R&D expenses decreased for the three and nine month periods ended September 30, 2003 as compared to the three and nine month periods ended September 30, 2002 primarily because of decreases in both internal personnel and outside contractor development on the Company’s Type products totaling $102 and $241, respectively. The decrease in R&D expenses for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 was partially offset by an increase in development costs for ThunderHawk of $35. The increase in MyFonts R&D expense for the three and nine month periods ended September 30, 2003 as compared to the three and nine month periods ended September 30, 2002 was primarily due to an increase in employee-related costs resulting from a higher utilization of Type resources of $17 and $41, respectively, combined with the non-recurrence of credits of $6 and $24 realized in the three and nine month periods ended September 30, 2002, respectively, for variable accounting treatment of stock options granted to non-employee consultants. The decrease in Pageflex R&D expense for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 was primarily attributable to a decrease in the use of outside consultants on Mpower development of $11. The use of outside consultants, however, increased Pageflex R&D expenses by$12 for the nine months ended September 30, 2003 as compared to September 30, 2002. The increase in Pageflex R&D expenses for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 also included $56 in increased personnel-related costs for internal Mpower development efforts, partially offset by a decrease in depreciation expense of $20.

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

General and Administrative (“G&A”):

	For the Three Months Ended September 30,				Change
	2003	% of Segment Revenue	2002	% of Segment Revenue	Dollars	Percent
Type	$234	28.7%	$174	16.8%	$60	34.5%
MyFonts	46	7.2	17	4.3	29	170.6
Pageflex	189	22.4	107	25.6	82	76.6

Consolidated general and administrative	$469	20.4%	$298	16.1%	$171	57.4%

	For the Nine Months Ended September 30,				Change
	2003	% of Segment Revenue	2002	% of Segment Revenue	Dollars	Percent
Type	$783	27.7%	$613	17.8%	$170	27.7%
MyFonts	107	6.1	66	6.7	41	62.1
Pageflex	577	23.1	380	21.5	197	51.8

Consolidated general and administrative	$1,467	20.7%	$1,059	17.1%	$408	38.5%

The increase in G&A expenses for the three and nine month periods ended September 30, 2003 as compared to the three and nine month periods ended September 30, 2002 included approximately $72 in expenses incurred to relocate the Company’s offices, $67 in legal expenses incurred to defend against certain trademark infringement lawsuits, combined with the non-recurrence of a credit of $118 realized in the three and nine month periods ended September 30, 2002 for a change in an estimate associated with the Company’s sale of two product lines to Inso Corporation in August 1998. The increase for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 was partially offset by decreases in fees for various outside professional services, depreciation, and in G&A personnel costs of $67. The increase in G&A expenses for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002 includes increased costs incurred during the six months ended June 30, 2003 including bonuses expensed and paid, fees associated with the transfer of the Company’s stock from the NASDAQ/NM to the NASDAQ SmallCap Market, costs related to the closing of the Company’s UK sales office, and legal fees of approximately $175. G&A expenses are primarily allocated to the business segments based on headcount.

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Gain on Investment in DiamondSoft, Inc.:

	For the Three Months Ended September 30,				Change
	2003	% of Revenue	2002	% of Revenue	Dollars	Percent
Gain on investment in DiamondSoft, Inc.	$399	17.3%	$5	0.3%	$394	7880.0%

	For the Nine Months Ended September 30,				Change
	2003	% of Revenue	2002	% of Revenue	Dollars	Percent
Gain on investment in DiamondSoft, Inc.	$591	8.3%	$47	0.8%	$544	1157.4%

In March 1998, the Company made a $500 equity investment in DiamondSoft, Inc. (“DiamondSoft”) representing a 25% ownership interest. During the year ended December 31, 2001, the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream’s ownership percentage to 31.7%. This ownership percentage remained at 31.7% through June 30, 2003. The gain above represents the Company’s pro rata share of DiamondSoft’s net income and a $399 gain on the sale of Bitstream’s investment in DiamondSoft on July 1, 2003 in a cash transaction. Further discussion can be found in Note 3 in the Notes to the Consolidated Financial Statements included herewith.

Other income, net:

	For the Three Months Ended September 30,				Change
	2003	% of Revenue	2002	% of Revenue	Dollars	Percent
Other income, net	$10	0.4%	$18	1.0%	$(8)	(44.4)%

	For the Nine Months Ended September 30,				Change
	2003	% of Revenue	2002	% of Revenue	Dollars	Percent
Other income, net	$21	0.3%	$60	1.0%	$(39)	(65.0)%

Other income for the three months ended September 30, 2003 and September 30, 2002 includes interest income earned on cash and money market instruments net of interest expense. In addition, other income for the nine months ended September 2003 consists of a loss on the disposition of assets related to the closure of the UK sales office of $(20) during the first quarter of 2003. Interest income has decreased over the nine-month periods due to a combination of a lower investment balance and lower interest rates.

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Provision for income taxes:

	For the Three Months Ended September 30,				Change
	2003	% of Revenue	2002	% of Revenue	Dollars	Percent
Provision for Income Taxes	$5	0.2%	$5	0.3%	$—	—%

	For the Nine Months Ended September 30,				Change
	2003	% of Revenue	2002	% of Revenue	Dollars	Percent
Provision for Income Taxes	$54	0.8%	$75	1.2%	$(21)	(28.0)%

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

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations and cash received from the sale of the Company’s MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998 and the sale of the Company’s investment in DiamondSoft in July of 2003. As of September 30, 2003, the Company had net working capital of $3,572 versus $3,718 at December 31, 2002.

The Company used cash of approximately $1,124 and $630 to fund its operations during the nine months ended September 30, 2003 and 2002, respectively. After adjustment for non-cash expenses and the gain on investment in DiamondSoft, the Company used $1,343 and $874 in cash during the nine months ended September 30, 2003 and 2002, respectively. Changes in operating assets and liabilities resulted in cash savings of $219 and $244 for the nine-month periods ended September 30, 2003 and 2002, respectively. The Company’s investing activities for the nine months ended September 30, 2003 provided cash from the sale of its investment in DiamondSoft and the removal of restrictions on cash of $1,339 and $50, respectively. This cash was partially offset by cash used to acquire additional property and equipment, and intangible assets of $249 and $24, respectively. The Company’s investing activities for the nine months ended September 30, 2002 used cash to acquire property and equipment, and intangible assets of $82 and $78, respectively. The Company’s financing activities provided cash of $82 and $53 for the nine months ended September 30, 2003 and 2002, respectively, from the exercise of stock options.

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

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

As of September 30, 2003, the Company had no material commitments for capital expenditures. From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company’s business. Any such transactions consummated may use a portion of the Company’s working capital or require the issuance of equity or debt. As of September 30, 2003, the Company had future minimum lease payments under the Company’s six-year facilities lease, which commenced on September 1, 2003, of approximately $2,511. The lease obligates the Company to make minimum lease payments plus its pro-rata share of future real estate tax increases and certain operating expense increases above the base year. This lease agreement also required the Company to obtain a Letter of Credit in the amount of $250, which resulted in $250 in cash being classified as restricted on the Company’s Balance Sheet. The amount will be reduced to $200 on the second anniversary and further to $150 on the fourth anniversary of the lease.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Company’s adoption of SFAS 149 has not had and is not expected to have, a significant effect on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of SFAS 150 has not had and is not expected to have, a significant effect on the Company’s financial position, results of operations or cash flows.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of September 30, 2003, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter-company transactions was immaterial for the nine months ended September 30, 2003. Currently the Company does not engage in foreign currency hedging activities.

PART 1, ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2003, each of Charles Ying, the Chief Executive Officer of the Company, Anna Chagnon, President and Chief Operating Officer, and James Dore, the Chief Financial Officer of the Company as of March 2003, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that information required to be disclosed by the Company in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10Q.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Company’s management, including its Chief Executive Officer, Chief Operating Officer, and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although the Company is involved in litigation from time to time, it is not involved in any material legal proceedings currently except as described below:

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(a)	Instruments defining the rights of the holders of any class of registered securities of the Company have not been materially modified during the three months ended September 30, 2003.

(b)	Rights evidenced by any class of registered securities of the Company have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended September 30, 2003.

(c)	There were no unregistered securities sold by the Company during the three months ended September 30, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended September 30, 2003.

ITEM 5. OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved during any reporting period by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor. All non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. During the three months ended September 30, 2003, no non-audit services were brought to the attention of the Audit Committee.

On September 30, 2003, the Company’s management eliminated the position of General Manager for its Pageflex business and replaced it with a Vice President of Sales-Pageflex position. With the redefinition of this position, David Frenkel, the General Manager for Pageflex as of that date, left the Company’s employment to pursue other interests.

ITEM 5. OTHER INFORMATION, continued

On October 30, 2003, the Company announced that Anna Chagnon, who has been President and Chief Operating Officer of the Company, was appointed Chief Executive Officer and that Charles Ying, formerly Chairman and Chief Executive Officer of Bitstream, will remain as Chairman of the Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

30	CERTIFICATIONS

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of President and Chief Operating Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, President and Chief Operating Officer, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

None

PART II—SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.

(Registrant)

SIGNATURE	TITLE	DATE

/s/ ANNA M. CHAGNON Anna M. Chagnon	President and Chief Executive Officer (Principal Executive Officer)	November 13, 2003

/s/ JAMES P. DORE James P. Dore	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 13, 2003