Form 10-K
period 2003-12-31
BITSTREAM INC
filed 2004-03-30
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 15, 2004 was approximately $22.7 million.

On March 15, 2004, there were 8,575,029 shares of Class A Common Stock, par value $0.01 per share issued, including 125,809 issued and designated as treasury shares, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed in 2004. When used in this report, the words “expects,” “could,” “would”, “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding the Company’s focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1. Business

GENERAL

Founded in 1981, Bitstream Inc. (“Bitstream” or the “Company”) is a software development company that enables customers worldwide to render high-quality text, browse the Web on wireless devices, select from the largest collection of fonts online, create high-quality variable documents dynamically, and customize documents over the Internet. Its core competencies include fonts, font technology, browsing technology, and publishing technology.

The Company maintains executive offices at 245 First Street, 17th Floor, Cambridge, Massachusetts 02142. Our telephone number is 617-497-6222. We maintain a Web site at www.bitstream.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC Web site at www.sec.gov.

PRODUCTS AND MARKETS OVERVIEW

The Company categorizes its products and technologies into three business segments: (1) Type, which consists of fonts and font technology, and browsing technology; (2) MyFonts; and (3) Pageflex.

TYPE

FONTS AND FONT TECHNOLOGY

Techniques used to present text and graphics are based on existing desktop publishing technologies and, when used in new distribution media, often result in a loss of visual integrity, degraded system performance, or both. To efficiently deliver digital information that retains the author’s intended visual impression, computer systems must use enabling technologies that reduce file size, minimize bandwidth consumption, and operate reliably across heterogeneous computing environments. The evolution of real time operating systems, cell phone operating systems, wireless Internet devices, PDAs, set-top boxes, information appliances, and embedded systems in general will require the transition from text being displayed on these devices as bitmaps, as is currently done today, to text that can be scaled to fit the content being viewed on the device. Text that is easy to read on any device, at any size, and at any resolution is immeasurably important.

Since its establishment as the first independent digital font foundry in 1981, Bitstream has played a leading role in the development of industry-standard font products and enabling technologies, including font rendering and display software. The Company has built substantial expertise in digital type design and production, technical font formats, and font portability and compaction software. Bitstream intends to continue to develop or acquire technology to support its leadership position in these areas.

Bitstream has a long history of working with standards organizations worldwide to enhance technological development. Bitstream created the portable font resource (PFR) as a highly compact, resolution independent representation of characters that could be displayed on different systems while retaining font fidelity. Independent organizations responsible for setting digital TV standards have adopted the PFR font format as their standard for digital television, including ATSC (Advanced Television Systems Committee), DAVIC (Digital Audio Visual Council), DVB (Digital Video Broadcasting), DTG (Digital TV Group), MHP (Multimedia Home Platform), ISO/IEC 16500-6:1999 (International Organization for Standardization / International Electrotechnical Commission), and OCAP (OpenCable Application Platform). Bitstream currently supports PFRs through its Font Fusion and TrueDoc font technology solutions.

The Company believes that certain features of its products, such as performance, speed, compact size, system scalability, cross-platform portability, and high typographic quality, will facilitate the adoption of such products in new and emerging markets. These markets include cell and smart phones, handheld and wireless devices, gaming software, Internet and corporate intranet software, interactive TV and set-top boxes, high-definition digital theater and television, and embedded systems. Bitstream is currently developing, adapting, and marketing its enabling technologies and font solutions to third parties whose products address these new and developing markets.

Bitstream’s products and technologies have been designed to support existing and new technological and typographic standards, such as Unicode, OpenType, TrueType, and Type 1, and to be embedded within full-featured products produced by OEMs and ISVs. The Company’s products have also been designed to function in multi-platform computing environments, including Windows, UNIX, Linux, Macintosh, RTOS (real-time operating systems), and Java. The Company plans to continue to promote the use of its products in multi-vendor configurations.

Our font technology products include:

•	Font Fusion®, a font rendering software that allows developers of operating systems, software applications, Web applications, low-resolution screen devices, multimedia servers, high-definition television screens (HDTVs), set-top boxes, continuous tone printers, PDAs, and other embedded systems to render high-quality characters in any format, at any resolution, on any device. Font Fusion renders not only high-quality characters in industry-standard font formats, but also high-quality text in compact portable font resource and stroke-based Asian font formats.

•	btX2™, a font rendering software that allows Linux developers to render high-quality characters in industry-standard and highly compact formats. btX2 is able to render eight font formats, including compact PFRs and compact Asian stroke-based fonts that can fit in embedded Linux systems and interactive TV devices, where space and memory are at a premium. btX2 comes with a core set of 13 delta-hinted, TrueType screen fonts. Delta hinting involves fine-tuning fonts so that they look good on the screen, even at small point sizes on low-resolution devices, such as computer monitors. Such a solution gives Linux applications and systems the look and feel that customers experience on Microsoft and Macintosh desktops.

•	TrueDoc®, a portable font technology that provides for the efficient distribution of text, with fidelity, in a highly compact format. OEMs and ISVs license and incorporate TrueDoc into their products to achieve reliable, compact, and efficient recording, transporting, viewing, and printing of typographic information, whether or not the fonts used for the original creation of the document are resident on the recipient’s system. TrueDoc has been engineered to be small in file and application size, to comply with all industry font standards, and to be cross-platform compatible. The Company believes that TrueDoc’s small file size and efficient playback capabilities present advantages in applications where limitations on bandwidth and memory are significant factors.

•	TrueDoc Imaging System (TDIS), a font rendering software for developers of operating systems, servers, applications, and printer controllers where a complete font solution is needed to provide scaleable resident fonts and support for downloaded, industry-standard fonts.

Our font products include:

•	Bitstream Typeface Library, which consists of over 900 digital typefaces deliverable in industry-standard OpenType, TrueType, and PostScript Type 1 font formats. Most of these typefaces are for use with English or other Western European language-based computer systems. A large number of typefaces are necessary to support OEMs and ISVs focused on the graphic arts market, who are accustomed to having a wide variety of typeface designs from which to choose. The remainder of the Company’s typeface designs are non-Western language typefaces such as Arabic, Chinese, Cyrillic, Greek, Hebrew, Japanese, Korean, and Thai. Bitstream is committed to increasing the number and variety of typeface designs it offers to its customers.

•	BTN Library, which consists of 500 fonts for OEMs and ISVs. This new BTN (“Breaking the Norm”) typeface library includes designs made up of text families and pi fonts, and a wide variety of display, headline, and handwriting fonts. The BTN fonts work well in software applications (particularly game software and graphics/presentation applications), Web applications, and printers.

•	Asian Stroke-based Fonts, which consists of Unicode and native encodings of Chinese, Japanese, and Korean fonts, all in a compact and scalable outline format. Bitstream also provides a unified stroke-based font that includes all Chinese, Japanese, and Korean characters included in the separate fonts.

•	Tiresias Screenfont, a font that was originally designed by a team led by Dr. John Gill, Chief Scientist for the Royal National Institute for the Blind (“RNIB”). The RNIB developed the Tiresias Screenfont to improve text for television subtitling. The DVB and DTG organizations have adopted the Tiresias Screenfont as their standard font for digital television.

BROWSING TECHNOLOGY

The Company has also expanded its product lines based on its font technology to include ThunderHawk™, a browser for mobile devices. Management believes that the addition of ThunderHawk to its growing product line will significantly expand Bitstream’s traditional font technology business into a new business focused on providing leading-edge browsing technology to small handheld devices, such as PDAs and cell and smart phones. Today, Bitstream offers the complete ThunderHawk client-server solution to corporations, wireless carriers and operators, device manufacturers, and consumers.

ThunderHawk is a wireless Web browsing technology for small wireless devices, including Pocket PCs and cell and smart phones. ThunderHawk relies on a server infrastructure combined with a small piece of thin-client code on the handheld device. The server infrastructure transmits Web content in a more compact format to the device, making fast and full-featured wireless Web browsing possible. ThunderHawk’s reliance on the server allows smart phones, Pocket PCs, and other wireless devices to have a high degree of compliance with open HTML standards. In addition, ThunderHawk gives customers the fast and full featured browsing capability on a handheld device that they get from the desktop. This includes viewing the full text and images of any Web page without excessive scrolling. ThunderHawk does not rely on WAP (Wireless Application Protocol) or cHTML (Compact HyperText Markup Language). This removes the need for Web content developers to create separate, simplified Web sites optimized for small devices, or for companies to license separate software that converts Web sites into a format appropriate for wireless devices. Instead, ThunderHawk enables users to see a Web page just as it appears on the desktop.

There are three editions of ThunderHawk, described in more detail below.

•	ThunderHawk Enterprise Server is a client-server technology for corporate environments and telecommunications companies. Providing wireless Web browsing across networks, it gives a mobile workforce complete access to Internet and corporate intranet Web pages. Enterprise Server allows corporate IT departments to deploy ThunderHawk on their networks, giving their mobile workforce access to crucial corporate data, whether on the road or in the office. Employees can make database inquiries, update inventories, order products and publications, communicate with clients in the field, and schedule services and repairs. It is often more convenient for mobile employees to work with small wireless devices than bulky laptops. Enterprise Server also allows companies to display different interfaces to specific users based on permission levels set in intranet applications, thus ensuring information security and privacy. It gives workforces access to secure corporate data without corporations having to sink excess dollars into building specialized or streamlined applications.

•	ThunderHawk SmartPhone Edition allows consumers to browse the Web on cell and smart phones. It enables wireless carriers and device manufacturers to supplement voice with up-to-date, real-time data services in a format that is familiar to users. With its support for open HTML standards, including CSS and DHTML, and security protocols, such as SSL and 128-bit encryption, ThunderHawk allows wireless carriers to provide complete Web browsing to their customers. In particular, this technology enables a smart phone with a 176x220 color LCD screen to display an 800x946-pixel Web page. A split screen mode allows consumers to easily skim information and quickly find their orientation on a Web page. The upper half of the split screen shows the entire page, while the lower half displays the selected area at full size. Consumers can also work in full screen mode, which displays more of the Web page at once. Bitstream released an alpha version of ThunderHawk SmartPhone Edition in 2003.

•	ThunderHawk PocketPC Edition allows consumers to browse the Web on Pocket PC devices. It enables a Pocket PC with a 320x240 color LCD screen to display a legible SVGA (800x600) or VGA (640x480) screen of a Web page. In October 2003, Pocket PC magazine awarded ThunderHawk its Best Software of 2003 Award in the Browsers and Web Utilities category. Pocket PC magazine’s Best Software Awards celebrate the efforts of developers whose products increase the enjoyment and productivity of Pocket PC and smart phone users.

MYFONTS

Traditionally, individual digital fonts and font packages consisting of a variety of fonts have been sold through many different channels including: (1) catalog sales; (2) resellers who typically offer and sell fonts from multiple foundries; and (3) CD ROMs containing many fonts that can be unlocked by means of a purchased key code. While these approaches to selling fonts are generally satisfactory for professionals, they represent a barrier for the non-professional, casual user who is simply looking for a particular font. For example, if someone sees a font used in a magazine, traditional sales channels offer no quick and easy way of finding out what it is. Even when the name of the font can be determined, it is not obvious where to buy it from among the hundreds, if not thousands, of font foundries offering their fonts through numerous channels. As a result of such obstacles, font sales to non-professionals have historically been almost non-existent. Bitstream believes that this represents a large untapped market for fonts and established MyFonts in 1999 to capitalize on this market. The mission of MyFonts is to make fonts accessible to everyone, which benefits both users and the font foundries. For the general computer user, fonts have been difficult to find, purchase, and install, and often an unknown aspect of their desktop environment. MyFonts hopes to provide access to fonts for all users, not just graphic arts professionals.

In early 2000, Bitstream officially launched the MyFonts.com Web site. Created by Bitstream with the participation of some of the industry’s most influential font foundries, the site provides one of the largest collections of fonts ever assembled. It features new ways to find and purchase fonts on-line, and offers unique typographic resources and a forum for interacting with font experts. As of the date of this filing, over 150 foundries, large and small, domestic and international, participate as partners with MyFonts to offer their fonts for sale. This represents an aggregate collection of over 34,000 fonts.

Some of the key features of MyFonts.com are: (1) an advanced search feature, which enables customers to browse and locate fonts using keywords both a novice and expert can understand; (2) WhatTheFont™, which allows customers to scan images of typefaces and upload them to MyFonts.com for identification; (3) the ability to find fonts similar to a particular typeface design using the “Show me more fonts like this…” feature; (4) test driving a font in text the user enters; (5) exploring the world of fonts with links to typographic resources available on the Web; (6) the ability to collect fonts into one or more Font Albums for side-by-side comparison and collaborative decision making; and (7) the ability to interact with font experts and fellow users on-line, ask questions, or join the on-line MyFonts Forum.

MyFonts is designed to handle virtually all fonts available irrespective of their source. The Company’s strategy for the MyFonts.com Web site is to become the universal and complete source for fonts from all font vendors and designers. To implement its strategy, the Company approached a number of key font foundries and invited them to participate in the MyFonts.com Web site. Three levels of participation are currently available:

1.	Level 1—A participating font foundry provides copies of its fonts for addition to the MyFonts database, thereby making its fonts available to all searching and browsing facilities. In addition, it allows users to see images of the fonts for evaluation and comparison. If customers want to purchase a font from a participating foundry, they follow a link to the foundry’s Web site where the purchase actually takes place. MyFonts collects no direct revenue from these sales. In many cases, however, MyFonts earns referral fees when such purchases are made.

2.	Level 2—Similar to level 1, except the participating foundry allows its fonts to be sold directly by MyFonts. With each sale, MyFonts pays a royalty to the foundry.

3.	Level 3—Similar to level 2, except the participating foundry shares in the ownership and control of MyFonts. As of the date of this filing, no participants have elected to participate at this level.

Since launching the e-commerce portion of its Web site, the Company has monitored sales and feedback from its users and used this information to make ongoing improvements to the Web site. As a result, the Company believes that the current Web site presents substantially fewer obstacles to finding and buying fonts than any other Web site offering fonts for sale.

PAGEFLEX

Corporate marketing departments in the United States spend approximately $20 billion on commercial printing each year. Market Research firm CAP Ventures estimated that for every dollar spent on printed product, ten dollars is spent in creating, revising, ordering, warehousing, distributing, and obsoleting inventory. Marketing documents are typically created through an expensive, labor-intensive process. After all the text and image content has been created, the process of laying the content out on a page and preparing it for the printing press involves two or three separate departments or firms, with manual intervention and rework by each. The desktop publishing revolution has made the process of developing the component text, images, tables, charts, and illustrations very efficient. However, once an original design is created, the process by which other people such as dealers, distributors, and franchisees implement and customize it for their local situation is cumbersome at best. This workflow requires sending multiple drafts back and forth between designer and content provider, which takes shipping time and adds to the labor time and cost.

In the past few years, corporate marketing departments have learned to take advantage of the Web as a new marketing medium. These departments are becoming familiar with the qualities and opportunities of the new medium, such as the abilities to update information quickly and easily, to generate content pages dynamically directly from corporate databases, and to personalize the customer experience. At the same time, companies are realizing the increased customer loyalty and profits that result from treating customers as individuals. They recognize the importance of identifying their most valuable customers and lavishing attention on them in a way tailored specifically to their needs. Marketing industry consultants Don Peppers and Martha Rogers have popularized the notion of marketing to an audience of one. To implement one-to-one communications, all marketing communications must be moved from a one-size-fits-all approach to a custom manufacturing model, in which thousands of variations can be produced at low cost. The market is demanding solutions to implement this one-to-one concept. With the advent of high-speed color printers and digital presses, it is no longer cost-prohibitive to print smaller quantities, whether for localized marketing materials (short-run) or for one-to-one personalized materials (a run of one).

Pageflex products and technologies consist of:

•	Mpower, an integrated suite of software applications that gives enterprises in many industries and digital printing service providers the ability to design and produce customized database-driven or Web form-driven marketing communications on demand. Mpower can assemble complex projects dynamically and deliver them instantly in print or bitmap formats to a wide range of output devices, the Web, and e-mail. Mpower can use customer profile information about a recipient to control the selection of digital content for a document, including its logos, imagery, illustrations, and text. The customer profile information is stored in a database or collected from a Web form. Mpower then uses intelligent, flexible templates to automatically assemble this personalized content into final documents for output. Mpower is based on the principle of separating document content from document design. Content is the raw information, and form is the presentation—how the page is laid out, what fonts and colors are used, and how images are sized and positioned. Pageflex captures the design of a document in the form of a flexible, intelligent template that represents the original vision for the page. The copy-fitting and placement rules, together with permissions that govern user ability to change elements, are built into each design template by the designer. The designer is thus able to protect the whole from degradation and damage by content providers. Content providers can modify and add their content with little or no design skill. Document designs originally developed in Quark Xpress, Adobe InDesign, Microsoft Word, or other applications can be imported into Mpower through the use of Pageflex plug-ins that enable these third-party applications to export to the Pageflex XML data format.

•	.EDIT is the first Web browser-based design and editing application that enables non-designers to create typography-rich, layout-rich documents with just a browser and an Internet connection. It is the only technology available that provides an interactive user experience, a true WYSIWYG display, Web-browser access and on-the-fly composition for preview, soft proofing and final output. .EDIT represents a revolutionary level of interactivity for Web-to-print solutions. It enables companies to offer interactive document editing capabilities to customers, employees, marketing partners, and dealers or franchise owners over a corporate Web site. Users need only a Web browser and an Internet connection, without any plug-ins or additional software applications. Customers deploying .EDIT on their Web site can create templates that maintain their brand and corporate identity by using approved fonts, design elements, and images. They can also limit the editing capabilities made available to their end users and constrain portions of the document so that they cannot be modified.

•	Persona, a variable content publishing application, allows users to create sophisticated, personalized documents in PDF, PostScript, or PPML. Persona is an easy-to-use desktop application for Windows, consisting of a subset of features from Mpower. Built upon open standards, Persona is the first variable content publishing solution to use XML as the intermediate data format between databases and the page composition process. Like all Pageflex offerings, Persona incorporates “flex” capabilities, enabling element container sizes to automatically stretch or shrink based on the size or orientation of the content that flows into them. In addition, surrounding containers move in concert ensuring that design integrity is maintained.

•

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

The Company’s Pageflex products and technologies have been designed to support technological standards. Pageflex is a founding member of the Print On Demand Initiative (PODi), an alliance of key vendors and service providers working in the digital color printing market. PODi members include Adobe, Creo, Electronics for Imaging (EFI), Hewlett-Packard, IBM, and Xerox. Pageflex also participates in the PODi Personal Printing Initiative (PPI). The PPI has completed and released a PPML standard harmonizing the ten vendor-specific proprietary protocols currently used to drive digital presses at high speed into one open standard supporting PostScript, PDF, and AFP. Pageflex software, since its inception, has sought to drive all brands of digital printers. With strong Pageflex input, PPML has been adopted as a standard across the industry, and Pageflex continues to play a leading role in the standardization program. Pageflex also is actively involved in the Extensible Stylesheet Language (XSL) working group of the World Wide Web Consortium (W3C). Pageflex was invited onto the committee by the chairperson, based on the Company’s years of experience developing style sheet languages. XSL is one of the components of the W3C XML standards effort. Dr. Jeffrey Caruso represents Pageflex and serves along with representatives from Adobe, Sun, IBM, Microsoft, and about twenty other prominent firms. Dr. Caruso worked with Adobe to co-edit the print-oriented formatting part of the standard. In October 2001 the World Wide Web Consortium released XSL 1.0 as a formal W3C Recommendation.

SALES & MARKETING

Sales and marketing efforts are managed from the Company’s corporate headquarters in Cambridge, Massachusetts. Sales personnel receive a base salary plus commissions based on meeting sales targets, with additional commissions for sales in excess of annual targets. The Company also seeks to enhance its relationships with existing and potential customers and has training and technical support teams who work with existing and potential customers, resellers, and strategic partners to support the sales process and to facilitate the implementation and use of the Company’s software products and technologies. Type also has a sales agent based in Tokyo to facilitate OEM sales to Japanese hardware manufacturers.

Type promotes its products through attendance and exhibition at major industry trade shows, participation in standards committees for digital television, and through its Web site, www.bitstream.com. The principal objective of Type’s marketing strategy is to continue to expand the sale of Type’s font technologies to OEMs and ISVs, who integrate Type’s software into their own products; and to continue to expand the sale of its fonts to retail customers. OEM and ISV agreements range from a license for a small group of typefaces to agreements whereby an entire range of font products and/or technologies are incorporated into the customer’s hardware or software products. As new opportunities arise, the Company intends to evaluate other marketing approaches.

The ThunderHawk sales team is focused on increasing direct sales to corporations and end-users, as well as, on maintaining and expanding relationships with resellers and wireless carriers. The Company promotes its ThunderHawk technologies through attendance and exhibition at major industry trade shows, such as CTIA; through advertising in wireless and PocketPC publications; and through the Web at www.bitstream.com/wireless. The principal objective of the Company’s ThunderHawk marketing strategy is to continue to expand awareness of its browsing technologies to wireless carriers, corporations with mobile work forces, and end users.

Since its inception, MyFonts’ marketing activities have been focused on recruiting participation from font foundries, making Web users aware of MyFonts.com and attracting them to the Web site. Since 2002, the Company has focused marketing efforts for MyFonts.com on increasing awareness of, and sales on, the site. Marketing activities to increase awareness on the part of potential font buyers consists of a tradeshow presence in combination with efforts aimed at building Web links from search engines and other Internet sites, as well as referrals. To complement this presence, the Company strives to further increase awareness by encouraging editorial coverage in relevant publications and through print and Internet advertising. Analysis of sales results suggests that most of MyFonts.com’s customers find the site by means of search engine queries. The Company has worked and continues to work vigorously to develop and improve its ranking on search engines. In addition, the Company enters into referrer agreements with selected Internet sites that share a portion of revenue in return for referring new customers and has established relationships connecting font management software published by Corel Corporation and Extensis. Using the same technology that enables font managers to handle the purchasing and addition of fonts, MyFonts also provides back-end font searching and e-commerce facilities to other Web sites, including www.bitstream.com.

The Pageflex sales and marketing organization is focused on direct sales and marketing activities, as well as, on maintaining and expanding reseller and OEM relationships. Pageflex promotes its products through attendance and exhibition at major industry trade shows such as Direct Marketing and Print on Demand; through participation in booths sponsored by its strategic partners, like EFI, Xerox, and Creo; through advertising in industry publications; and through its Web site, www.pageflex.com. The principal objective of Pageflex marketing strategy is to continue to expand awareness of its on-demand marketing software products to Web-to-print providers, digital service and print providers, corporate marketing departments, design firms, advertising agencies, direct mail houses, and other corporations and end users.

CUSTOMERS

Type licenses its font and font technology products to a variety of OEM and ISV customers worldwide. The Company also sells custom and other typeface products directly to corporate customers and individual end users. The Company licenses its ThunderHawk browsing technology to corporations, wireless carriers and operators, device manufacturers, and consumers. No single Type segment customer accounted for 10% or more of the Company’s revenue for any of the years ended December 31, 2003, 2002, or 2001. For the years ended December 31, 2003 and 2001, no single Type customer accounted for 10% or more of the revenue for that segment. For the year ended December 31, 2002, one Type customer accounted for 10% of the revenue for that segment.

MyFonts licenses fonts to consumers worldwide through its e-commerce Web site. No single MyFonts segment customer accounted for 10% or more of the Company’s revenue or the MyFonts segment’s revenue for the years ended December 31, 2003, 2002, or 2001.

Pageflex licenses its products directly to Web-to-print providers, print service providers, major corporations and end users, and indirectly through resellers and strategic partners. No single customer of the Pageflex business segment accounted for 10% or more of the total Company revenue for the years ended December 31, 2003, 2002 and 2001, nor did any single Pageflex customer account for 10% or more of that segment’s revenue during those years. The Company intends to continue to broaden its customer base through increased marketing efforts, by developing relationships with systems integrators, OEMs, and partners in 2004, and by introducing new product offerings.

From time to time, product sales to large customers during a single fiscal quarter may constitute more than 10% of Company revenue for such quarter. The Company has broadened and intends to continue to broaden its customer base through expanded product offerings and increased marketing efforts. Revenue by geographic area is included in Footnote 10 in the Notes to the financial statements enclosed herewith.

RESEARCH AND DEVELOPMENT

Bitstream is committed to developing innovative software to enhance the browsing experience on wireless devices and to improve text imaging. Bitstream is also committed to developing leading-edge technology for its

MyFonts.com Web site, and to advancing the Company’s on-demand marketing products and technologies. To accomplish these goals, the Company has invested, and expects to continue to invest, significant resources in research and development.

During 2003, the Company’s research and development activities produced:

•	ThunderHawk SmartPhone Edition—mobile Web browsing technology for cell and smart phones. The alpha version was launched in October 2003 and the beta version was completed in February 2004. The SmartPhone Edition allows wireless carriers and device manufacturers to supplement voice with up-to-date, real-time data services in a format that users are familiar with. This technology enables a smart phone with a 176x220 color LCD screen to display an 800x946-pixel Web page. A split screen mode allows consumers to easily skim information and quickly find their orientation on a Web page. The upper half of the split screen shows the entire page, while the lower half displays the selected area at full size. Consumers can also work in full screen mode, which displays more of the Web page at once. The Company believes that the release of the SmartPhone Edition in 2004 will set a new standard for browsing on these devices.

•	ThunderHawk Enterprise Server and ThunderHawk Pocket PC Edition, both at version 1.09 as of December 31, 2003, were further developed to include stronger device support, faster download capabilities, and an improved online installation process. The Company plans to release Version 2.0 of these technologies by the second or third quarter of 2004.

•	Font Fusion 2.4—Type’s smallest, most advanced font rasterizing engine, and we believe the fastest font engine on the market. The new version released included improved support for Adobe OpenType fonts; enhanced support for Type 1 fonts, allowing access to all characters; and a plug-in filter for emboldening of bitmaps. Work also continued on future Font Fusion technologies.

•	Mpower 4.0—An upgrade to the flagship Pageflex product with extensive features for long document support, including variable-length document capability. New features include master pages, automatic page insertion based on overflow, variable-page insertion based on user-defined values, dynamic filler page insertion for signature maintenance, automatic page and section numbering, header and footer controls, and automatic table of contents generation. Also supported is fully paginated “stitching in” of multi-page PDF files and Pageflex documents. Mpower 4.0 was released in July 2003. The Company believes that Mpower 4.0 defines the state of the art for Web-to-print variable-data publishing software. Mpower 4.0 provides all functions needed to produce variable-length customized documents while automatically paginating each document and maintaining design and brand integrity.

•	EDIT 3.0—An upgrade to the latest Pageflex offering which included significant enhancements for both users and deployers. For users, new capabilities were added for image uploading, cropping and scaling, as well as for text importing and spell checking. For deployers, new capabilities were added enabling the creation of simple pop-up or point-and-click options in the user interface for the placement of static text or variable formatted content into documents. Pageflex .EDIT 3.0 also added the capability for changing page size dynamically. Users can now increase or decrease page dimensions on the fly during a Web editing session, so that elements within the design flex and re-flow to protect the visual design within the new boundaries. The Company believes that this functionality is a key differentiating factor in providing solutions for online ad building, where a single ad design might need to be produced in multiple sizes for multiple ad placements.

COMPETITION

The Company’s font technology products compete with the solutions offered by a variety of companies, including other suppliers of enabling technologies, software application developers, and vendors of computer operating systems. Moreover, the market for the Company’s enabling technologies and products may be adversely affected by the extent that computer hardware, operating system, and application software vendors incorporate similar functionality or bundle competitive offerings with their products and thereby reduce the market for the Company’s technology or products. The competition for the Company’s sales of typefaces generally comes from a number of comparably sized or smaller companies offering their own typeface libraries and custom typeface services. Competition with the Company’s enabling technologies principally comes from Agfa Monotype with its iType and Universal Font Scaling Technology (“UFST”). UFST has a similar architecture to the Company’s TrueDoc Imaging System (TDIS). The competition for Font Fusion and TrueDoc consists primarily of software from Agfa Monotype, which includes a font rendering technology known as iType and a font compression technology known as MicroType Express. In addition, competition for Font Fusion, btX2, and TrueDoc comes from FreeType, an open source collaborative organization that provides its Linux font rendering code for free. Two limitations of the FreeType organization are its inability to provide fonts; and its inability to provide a license for TrueType hinting, important for rendering readable, legible characters and retaining character shapes at small sizes on low-resolution screens and computer monitors. Both Bitstream and Agfa Monotype can license TrueType hinting technology and fonts to developers.

Bitstream’s ThunderHawk browsing technology competes with the browsing solutions offered by a wide variety of companies, including large software companies and small companies focused on delivering solutions to a narrow part of the browser market. The markets for browsing solutions are the subject of intense industry activity, and it is likely that a number of software developers are devoting significant resources to developing and marketing technology and products that may compete with the Company’s technology and products. Bitstream believes ThunderHawk compares favorably against the competition because of the desktop-like Web browsing experience, robust code, and compliance with open HTML standards. Browser competitors include Pocket Internet Explorer from Microsoft Corporation; Opera for Smartphone/PDA from Opera Software ASA; NetFront from Access Co. Ltd.; and Blazer from PalmOne, Inc. The competing solutions produce a more limited browsing experience by offering a scrollable view of only a small section of the Web page or by reformatting the page into a tall one-dimensional structure.

Competitors to MyFonts include individual font foundry Web sites and other font-related Web sites that offer a variety of fonts for sale online, including fonts.com, owned and operated by Agfa Monotype. However, MyFonts believes that it has no direct competitors who offer such a wide variety of fonts on one easy-to-use Web site aimed at people who have never previously purchased a font. But there can be no assurance that consumers will prefer to use MyFonts.com over Web sites hosted by individual font foundries.

The Company’s Pageflex software competes with vendors offering end-to-end solutions and integration services that include on-demand publishing tools. These solutions in turn compete with solutions created by Pageflex customers. Mpower and .EDIT are server-based enterprise applications targeted at the customized print or Web-to-print segment of the on-demand publishing market. This market is characterized by rapid technological developments and frequent product introductions.

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

The Company believes that the principal competitive factors affecting all of its products include product features and functionalities, such as scalability, ease of integration, ease of implementation, ease of use, quality, performance, price, customer service and support, and effectiveness of sales and marketing efforts. Although the Company believes that it currently competes effectively with respect to such factors, there can be no assurance that the Company will be able to maintain its competitive position against current and potential competitors.

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

The Company’s policy is to apply for U.S. patents with respect to its technology and seek copyright registration of its technology and trademark registration of its marks from time to time when management determines that it is competitively advantageous and cost effective to do so. The Company has been granted five patents by the United States Patent and Trademark Office, three of which are directed to certain aspects or applications of the Company’s TrueDoc technology; one of which is directed to the Company’s DocLock technology; and one patent directed to the Company’s Font Fusion technology. Furthermore, multiple U.S., PCT, EPO, and Japanese applications are pending on some of the Company’s newer technologies. The Company is currently in the process of registering several trademarks and preparing a variety of patent applications relating to MyFonts.com and its Pageflex software. Bitstream®, Font Fusion®, TrueDoc®, T2K®, MyFonts® and Cyberbit® are federally registered trademarks of the Company or its subsidiaries. All other trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

EMPLOYEES

As of March 15, 2004, the Company employed 54 persons, including 13 in sales and marketing, 6 in customer support and consulting, 24 in research and development, and 11 in general and administrative functions. Of the Company’s 54 employees, 51 are full time and 3 are part time. The Company also retains consultants from time to time to assist it with particular projects for limited periods of time. The Company believes that its future success will depend in part on its ability to attract, motivate and retain highly qualified personnel. None of the Company’s employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers and their ages as of March 15, 2004 are as follows:

Name	Age	Position
Anna M. Chagnon	37	President, Chief Executive Officer and General Counsel
John S. Collins	64	Vice President and Chief Technology Officer
James P. Dore	45	Vice President and Chief Financial Officer
Sampo Kaasila	43	Vice President, Research and Development
Costas Kitsos	43	Vice President of Engineering
Michael Mattozzi	48	Vice President of Sales for ThunderHawk

Anna M. Chagnon has served as Chief Executive Officer of the Company since October 2003. She has also served as President of the Company since June 2000 and as General Counsel since July 1997. She previously served as Chief Operating Officer from August 1998 to October 2003, and Chief Financial Officer from August 1998 to March 2003. From July 1997 to August 1998, she served in various positions at the Company including Vice President, Finance and Administration, Chief Financial Officer and General Counsel, and Vice President and General Counsel. From November of 1996 to July 1997, Ms. Chagnon was Counsel to Progress Software Corporation, a developer and worldwide supplier of solutions to build, deploy and manage applications across Internet, client/server and host/terminal computing environments. From August 1994 to November 1996 she was an attorney for the Boston law firm of Peabody & Arnold LLP where she specialized in corporate, securities, finance and intellectual property law. She holds a Bachelor of Science degree, summa cum laude, from Northeastern University, a Juris Doctor degree from Boalt Hall School of Law of the University of California at Berkeley, and a Master of Business Administration, summa cum laude, from Babson College.

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

James P. Dore was named a Vice President and the Company’s Chief Financial Officer in March 2003. From June 1999 to March 2003, he served as the Corporate Controller for the Company. From January 1997 to June 1999, Mr. Dore served as Corporate Controller at Celerity Solutions Inc. (bulletin board- CLTY), a developer and marketer of supply chain and warehouse management business software, he also served as Celerity’s Chief Financial Officer and Treasurer from April 1999 to June of 1999. Mr. Dore has over twenty years of service in various senior financial positions, holds a C.P.A. certificate and a B.S. degree, with distinction, from Clarkson University.

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

Michael Mattozzi has been Vice President of Sales for ThunderHawk since August 18, 2003. From April 2001 to March 2003 he served as Area Sales Director for Business Objects S.A., a leading business intelligence software company. From June 2000 to March 2001 Mr. Mattozzi served as Vice President of Sales, Eastern and Canada Regions for SABA Software, a leading provider of human capital development and management solutions. From

January 1998 to June 2000, he served as Vice President of Sales, Eastern Region for Open Text, Inc., a leader in providing Enterprise Content Management solutions. Mr. Mattozzi has over 20 years of experience in sales leadership and has held various sales positions at other companies including Cullinet Software, Image Business Systems, and FileNet. Mr. Mattozzi is a graduate of the University of Massachusetts at Amherst.

ITEM 2. Properties

The Company’s corporate headquarters are located in Cambridge, Massachusetts where the Company currently leases approximately 18,000 square feet under an operating lease expiring in August 2009. The minimum annual base rent including operating expenses, property taxes and assessments is approximately $424,000 for the first two years with the first six months abated, $460,000 for years three and four, and $478,000 for years five and six.

The Company also leases a small engineering office in Plaistow, New Hampshire for approximately $1,000 per month on a month to month basis.

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

From time to time, in addition to the infringement case identified above, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of December 31, 2003 no liability has been recorded. Litigation is inherently unpredictable and it is possible that the Company’s financial position, cash flows, or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

ITEM 5. Market for Registrant’s Common Equity and Related Stockholder Matters

MARKET INFORMATION

Effective February 28, 2003 the Company’s Common Stock was transferred from the Nasdaq National Market to the Nasdaq Small Cap market. The application to transfer to the Nasdaq Small Cap Market was made in response to a notice from Nasdaq that the Company was not compliant with Nasdaq’s new continuing listing requirement, which became effective November 1, 2002. Nasdaq changed its National Market System continued listing standard from a minimum $4,000,000 net tangible asset requirement to a minimum $10,000,000 stockholders’ equity requirement. Bitstream did not comply with the $10,000,000 stockholders equity requirement, as its stated equity as of December 31, 2002 was $6,000,000. Upon consideration of the factors involved, the Company elected to transfer from the Nasdaq National Market. Bitstream’s common stock continues to trade under its current symbol BITS.

The Class A Common Stock of the Company began trading publicly on the Nasdaq National Market tier of The Nasdaq Stock Market on October 30, 1996 under the symbol “BITS”. Prior to October 30, 1996, there was no public market for Bitstream’s Class A Common Stock. The following table sets forth the high and low closing sale prices of the Company’s Class A Common Stock as reported on the Nasdaq National Market for the period commencing January 1, 2002 and ending February 27, 2003, and on the NASDAQ Small Cap Market for the period commencing February 28, 2003 and ending December 31, 2003. Such information reflects interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	2003		2002
	High	Low	High	Low
First Quarter	2.180	1.460	7.100	3.350
Second Quarter	2.840	1.570	4.720	2.750
Third Quarter	5.000	2.280	2.940	1.850
Fourth Quarter	6.100	2.890	2.090	1.470

As of March 15, 2004, the Company’s Class A Common Stock was held by approximately 100 holders of record and the Company believes that the Company’s Class A Common Stock was beneficially held by more than 500 holders. The Company’s Class B Common Stock was not held by any holders of record.

DIVIDENDS

The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends on its capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the years ended December 31, 2003, 2002, and 2001, the Company issued an aggregate of 97,904, 46,832, and 499,117 shares, respectively, of Class A Common Stock in connection with the exercise of vested options and warrants issued under the Company’s 1994 Stock Plan, 1996 Stock Plan, 1997 Stock Plan, and 2000 Stock Plan. There were no unregistered securities sold by the Company during the three years ended December 31, 2003. The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 promulgated thereunder, in that they were issued either pursuant to written compensatory benefits plans or pursuant to a written contract relating to compensation, as provided by Rule 701. In addition, on October 25, 2001, the Company filed a Registration Statement on Form S-8 under the Securities Act of 1933, as amended, registering up to an aggregate of 1,000,000 shares of the Company’s Class A Common Stock, par value $0.01 per share, which may be issued upon exercise of stock options and warrants granted or which may be granted under the Company’s 2000 Stock Plan.

ITEM 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below as of December 31, 2003 and 2002, and for the three years then ended has been derived from, and are qualified by reference to, the Company’s consolidated financial statements, which have been audited by independent accountants, whose reports thereon are included elsewhere in this Report. The selected consolidated financial data presented below as of December 31, 2001, 2000, 1999, and for the two years ended December 31, 2000 and 1999 have been derived from, and are qualified by reference to, the Company’s audited financial statements, which are not included in this Report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements of the Company and Notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report, and other financial data appearing elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA,

(in thousands, except per share amounts).

	Years Ended December 31,
	2003	2002	2001	2000	1999
Operations:
Revenue	$9,726	$8,467	$7,968	$8,982	$8,921
Loss before provision (benefit) for income taxes	(1,128)	(1,067)	(3,314)	(2,894)	(3,052)
Net loss	(1,205)	(1,022)	(3,481)	(3,139)	(4,042)
Net loss per share(1)
Basic and diluted	(0.14)	(0.12)	(0.43)	(0.41)	(0.56)
Financial Position:
Cash and cash equivalents	4,367	4,828	5,716	7,149	9,037
Working capital	3,506	3,718	4,688	7,371	9,668
Total assets	7,011	7,964	8,839	12,107	14,603
Stockholders’ equity	4,939	6,000	6,996	10,049	12,742

The consolidated financial statements for fiscal years 1999 through 2001 were audited by Arthur Andersen LLP, which has ceased operations. A copy of the report previously issued by Arthur Andersen on the Company’s financial statements as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, is included elsewhere in this document. Such report has not been reissued by Arthur Andersen.

(1)	Calculated on the basis described in Note 2 of Notes to the Consolidated Financial Statements.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect the Company’s reported and expected financial results. Note that the Company’s preparation of this Annual Report on Form 10-K requires it to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

The Company derives revenue from the sale of its software products, professional consulting, and support and maintenance services. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable. From time to time the Company will enter into extended payment programs with creditworthy customers. Revenue related to extended payment programs is recognized when payment becomes due to the Company. In making its decision to recognize revenue the Company must make a determination of the credit worthiness of its customer. This determination involves management judgment and while management believes that it can make reliable judgments, there is no guarantee that the revenue recognized will be collected. The credit worthiness of customers is further analyzed in connection with the Company’s accounts receivable.

The Company recognizes revenue under multiple-element arrangements using the residual method when vendor-specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements under the arrangement. The Company has established sufficient VSOE for the value of its consulting, training, and other services, based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with consulting, training or other services. The Company’s products and the industries in which they compete are not static and the determination of VSOE involves judgment. Management believes that it will continue to be able to use the residual method for recognizing license revenue under multiple-element arrangements. If the Company was unable to continue to use the residual method, it could affect the timing of revenue recognition and thus the trends that the Company is currently experiencing.

Professional services include custom design and development and training. The Company recognizes professional services revenue under software development contracts as services are provided for per diem contracts or by using the percentage-of-completion method of accounting for long-term fixed price contracts. Provisions for any estimated losses on contracts in progress are made in the period in which such losses become probable. The Company had no long-term contracts in progress as of December 31, 2003.

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, if collection is probable. The Company estimates returns and allowances based on historical rates and as of December 31, 2003 does not have a reserve as returns and allowances have been negligible. If and when a reserve is necessary the Company would reduce revenue recognized for estimated future returns at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of return. While management believes that it can make reliable estimates, it is possible that these estimates will change in the future or that actual amounts could vary materially from our estimates.

The Company generally warrants that its products will function substantially in accordance with documentation provided to customers for approximately 90 days following initial delivery. As of December 31, 2003, the Company had not incurred any expense related to warranty claims. The Company estimates reserves based on historical rates and accordingly has not recorded a warranty reserve. While management believes that it can make reliable estimates, it is possible that these estimates will change in the future or that actual amounts could vary materially from our estimates.

Please refer to Note 1 of the Company’s Notes to Consolidated Financial Statements for further information on its revenue recognition policies.

Impairment of Long-Lived Assets

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tested recorded goodwill attributable to each reporting unit for impairment. Management conducted impairment testing as of December 31, 2003 and determined that the fair value of its reporting units were greater than the carrying values for those units. Though none of the unamortized goodwill was impaired, there can be no assurance that when a future review is completed a material impairment charge will not be recorded. SFAS No. 142 required certain disclosures upon adoption that the Company has included in Note 1(j) in the Notes to the Consolidated Financial Statements included herewith.

Accounts receivable

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the Company’s review of their current credit information. The Company continuously monitors collections and payments from customers and maintains a provision for estimated credit losses based on its historical experience and any specific customer collection issues that the Company has identified. While such credit losses have historically been within the Company’s expectations and appropriate reserves have been established, the Company cannot guarantee that it will continue to experience the same credit loss rates that it has experienced in the past.

Income taxes

As part of the process of preparing consolidated financial statements the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within its consolidated balance sheet. The Company must then assess the likelihood that its deferred tax assets will be recovered from future taxable income and to the extent the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent the Company establishes a valuation allowance or increases this allowance in a period, it must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining the Company’s provision for income taxes, the Company’s deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company has fully reserved against its tax asset. The valuation allowance is due to uncertainties related to the Company’s ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on the Company’s estimates of taxable income by jurisdiction in which the Company operates and the period over which its deferred tax assets will be recoverable. The determination of the valuation allowance requires the Company to make estimates, which the Company cannot guarantee will prove to be accurate.

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

Pageflex templates are intelligent and flexible because professional designers can set rules to define which elements can change, how much they can change, and who can change them. Pageflex products thus maintain corporate identity and design integrity while enabling sophisticated customizing of documents

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of the Company’s products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company’s prior filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in the Company’s final Prospectus, dated October 30, 1996, included as part of the Company’s Registration Statement on Form S-1 (333-11519), in the section entitled “Risk Factors.” The forward-looking statements contained herein represent the Company’s judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements. Management undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

The Company is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We believe that our future results of operations could be affected by various factors, including the following:

•	delays in the development or shipment of our new products or new versions of our existing products;

•	the introduction of competitive products by others;

•	general worldwide economic conditions;

•	inability to attract and retain key personnel;

•	intellectual property disputes;

•	fluctuations in quarterly operating results;

•	changes in accounting rules; and

•	unanticipated changes in tax rates and regulations.

The computer software market is highly competitive and is characterized by rapid technological change and adoption of new industry standards. As the markets in which the Company’s products are sold continue to develop and as the Company enters new markets, the Company expects to continue to face substantial competition from other software developers and anticipates that additional competitors will enter those markets. Many of the Company’s competitors or potential competitors have significantly greater financial, marketing and technical resources than the Company. These competitors may be able to adapt more quickly to new or emerging technologies and standards or changes in customer requirements or may be able to devote greater resources to the promotion and sale of their products than the Company. Many of these competitors currently market, or can potentially market, their products directly to the ultimate consumers of such products as part of a broader product offering. There can be no assurance that the Company will be able to compete successfully against these entities. To compete successfully, the Company must continue to invest in research and product development and must devote substantial resources to its marketing and sales functions. There can be no assurance that the Company will have the necessary capital resources to fund such investment. Also, if we are unable to consistently introduce new products, services, and enhancements, our revenue and operating results are likely to decrease. Any failure by the Company to anticipate or respond to new technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on the Company’s business, financial condition and results of operations. New products, when first released by the Company, may contain undetected errors that, despite quality control measures employed by the Company, are discovered only after a product has been integrated into the OEM and ISV product and used by customers. Such errors may cause delays in product acceptance and may require design modifications which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Our business may also be affected by general worldwide economic conditions and related uncertainties affecting markets in which we operate. Adverse economic conditions could adversely impact our business in 2004 and beyond, resulting in: reduced demand for some of our products; increased pressure on the prices for our products and services; and greater difficulty in collecting accounts receivable. For example, revenue from our Type segment’s font and font technology product lines decreased during the year ended December 31, 2003 as compared to 2002. The continuing weakness in the economy and aggressive competition among printer manufacturers is contributing to lower average selling prices of printers, which may result in attempts to reduce our royalty arrangements or may cause our printer customers to pursue alternative technologies. To address this issue, we are pursuing a number of strategies to generate revenue growth, including: identifying new markets for our products; developing new applications for our technologies; allocating research and development funding to products with high revenue potential; and strengthening our presence in selected geographic markets. Our investments in our Pageflex and ThunderHawk technologies reflect our commitment to these strategies. Due to limited resources, we may not be able to continue to successfully implement these strategies, which could have a material adverse effect on our business, results of operations and financial condition.

Sales to customers outside the United States represented 20.9% of the Company’s revenues for the year ended December 31, 2003. This revenue does not include revenue derived from products sold into the international market by the Company’s domestic OEM and ISV customers or foreign purchases downloaded from the Company’s Myfonts.com and Bitstream.com Web sites. The Company expects that its international business will continue to account for a significant portion of its future revenues. An increase in the value of the U.S. dollar relative to foreign currencies could make the Company’s products more expensive and therefore less competitive in foreign markets. Additional risks inherent in the Company’s international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, potentially adverse tax consequences, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company’s future revenues and the Company’s results of operations. In addition, the Company’s European business is significant and has historically been negatively affected during the three months ended September 30th due to the summer closing or slowdown of several European customers. These seasonal factors have affected, and may continue to affect, the Company’s quarterly results of operations.

The Company’s performance depends to a significant extent on the continued service of its senior management and key technical employees. The Company’s future results will depend upon its ability to attract and retain highly skilled technical, managerial, and marketing personnel. Competition for such personnel in the software industry is intense. We rely on competitive compensation packages to recruit and retain highly skilled employees in a competitive environment, but we do not enter into employment agreements with our personnel. There can be no assurance that the Company will be successful in attracting and retaining the personnel required to sustain its business. Failure to attract and retain such personnel could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company regards its software as proprietary and attempts to protect it with a combination of copyright, patent, trademark, and trade secret laws, employee and third-party nondisclosure agreements and other methods of protection. There can be no assurance that these measures will be adequate or that the Company’s competitors will not independently develop technologies that are substantially equivalent or superior to the Company’s technologies. It may be possible for unauthorized third parties to copy or reverse engineer portions of the Company’s products or otherwise obtain and use information that the Company regards as proprietary. Furthermore, the laws of certain foreign countries in which the Company’s products are or may be developed, manufactured or sold may not protect the Company’s products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of unauthorized use of the Company’s technologies and products more likely. We also rely on confidentiality agreements with our collaborators, employees, and consultants to protect our trade secrets and proprietary know-how. These agreements may be breached and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by our competitors. In connection with the enforcement of our own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third-party rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation as part of our policy to vigorously defend our intellectual property rights, including rights derived from third-party licensors. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. Adverse decisions in such litigation or disputes could have negative results, including subjecting us to significant liabilities, requiring us to seek licenses from others, preventing us from making, using, selling, distributing, or marketing our products and services in the United States or abroad, or causing severe disruptions to our operations or the markets in which we compete, any one of which could seriously harm our business. Additionally, although we actively pursue software pirates as part of our enforcement of our intellectual property rights, we do lose revenue due to illegal use of our software. If piracy activities increase, it may further harm our business.

The Company has previously experienced quarter-to-quarter fluctuations in its operating results as a result of a number of factors including the timing of new product introductions, announcements of new products by the Company, its competitors or its customers, slower-than-anticipated growth rates of emerging markets, slower adoption of new products and technologies into which the Company’s products are incorporated, delays in customer purchases in anticipation of industry developments, and gross margin fluctuations relating to variations in product mix. Furthermore, a significant portion of the Company’s expenses are relatively fixed in nature and the Company may not be able to reduce spending in response to shortfalls or delays in sales. Such shortfalls or delays may result in a material adverse effect on the Company’s business, financial condition and results of operations. As a result, the Company believes that period-to-period comparisons of its results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Moreover, the Company does not operate with a significant backlog and often tends to realize a disproportionate share of its revenues in the last few weeks of a fiscal quarter, thereby impairing the Company’s ability to accurately forecast quarter-to-quarter sales results. Due to the foregoing factors, it is likely that in one or more future fiscal quarters the Company’s operating results may be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the market price of the Company’s Class A Common Stock which could have a negative effect on the Company’s ability to obtain additional funding, if necessary, on terms favorable to the Company.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the American Institute of Certified Public Accountants (the “AICPA”), the Securities and Exchange Commission (the “SEC”) the Public Company Accounting Oversight Board (the “PCAOB”) and various bodies formed to interpret and create appropriate accounting policies. A change in these principles and policies could have a significant effect on our reported results and may even retroactively affect previously reported transactions. For example, a proposed change to the method for accounting for stock options, if adopted, could result in the Company recognizing additional expense upon the grant of such options, which, could have an adverse effect on the Company’s financial results. Additionally, to avoid the additional expense resulting from having to expense option grants, the Company may refrain from granting additional options, which may make it more difficult for the Company to attract and retain skilled technical, managerial and marketing personnel. Changes to these rules may have a significant adverse effect on future financial results or in the way in which we conduct our business.

Unanticipated changes in tax rates could adversely affect our future results of operations. Increases in tax rates or changes in how taxes are assessed could increase the Company’s tax liabilities, which would negatively effect the Company’s business and financial results.

RESULTS OF OPERATIONS

Certain prior year account balances have been reclassified to be consistent with the current year’s presentation. The following table sets forth the percentage of revenue represented by certain items reflected in the Company’s Statements of Operations Data for the periods presented:

	Years Ended December 31,
	2003	2002	2001
Revenue
Software licenses	87.3%	87.6%	86.1%
Services	12.7	12.4	13.9

Total revenue	100.0	100.0	100.0

Cost of revenue
Software licenses	25.5	19.9	13.4
Services	5.5	4.4	4.5

Total cost of revenue	31.0	24.3	17.9

Gross profit	69.0	75.7	82.1

Operating expenses:
Marketing and selling	27.3	26.3	36.8
Research and development	39.4	47.5	63.3
General and administrative	20.5	17.1	23.3

Total operating expenses	87.2	90.9	123.4

Operating loss	(18.2)	(15.2)	(41.3)
Other income (expense), net	6.6	2.6	(0.3)
Benefit from (Provision for) income taxes	(0.8)	0.5	(2.1)

Net loss	(12.4)%	(12.1)%	(43.7)%

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31, 2002

(in thousands except percent amounts)

Consolidated Gross Profit:

	DECEMBER 31,
	2003	% of Revenue	2002	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$8,487	87.3%	$7,415	87.6%	$1,072	14.5%
Services	1,239	12.7	1,052	12.4	187	17.8

Total revenue	9,726	100.0	8,467	100.0	1,259	14.9
Cost of Revenue
Software licenses	2,477	29.2	1,682	22.7	795	47.3
Services	540	43.6	372	35.4	168	45.2

Total cost of revenue	3,017	31.0	2,054	24.3	963	46.9

Gross Profit	$6,709	69.0%	$6,413	75.7%	$296	4.6%

The increase in revenue for the year ended December 31, 2003 as compared to the year ended December 31, 2002 was attributable to an increase in revenue in the Company’s MyFonts and Pageflex segments of $1,020 and $899, respectively, partially offset by a decrease in Type segment revenue of $660. Cost of revenue increased for the same periods due to increased royalty expense for the Company’s MyFonts and Pageflex segments and increased service costs for the Type segment. Cost of revenue for the Company includes royalties and fees paid to third parties for the development or license of rights to technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, and costs associated with the duplication, packaging and shipping of product. Gross profit generated by each segment is discussed in more detail below.

Type Gross Profit:

	DECEMBER 31,
	2003	% of Segment Revenue	2002	% of Segment Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$3,597	91.3%	$4,249	92.4%	$(652)	(15.3)%
Services	344	8.7	352	7.6	(8)	(2.3)

Total revenue	3,941	100.0	4,601	100.0	(660)	(14.3)

Percentage of total revenue	40.5%		54.3%
Cost of Revenue
Software licenses	367	10.2	477	11.2	(110)	(23.1)
Services	301	87.5	150	42.6	151	100.7

Total cost of revenue	668	17.0	627	13.6	41	6.5

Gross Profit	$3,273	83.0%	$3,974	86.4%	$(701)	(17.6)%

The decrease in revenue for the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily the result of a decrease in OEM license revenue of $489, a decrease in retail font product sales of $206 and a decrease in revenue from custom design services of $8, partially offset by an increase in retail ThunderHawk sales of $42. Retail sales of the Company’s Type products and custom design work have decreased during the past year because of consumer concerns about the economy and decreases in spending on development efforts by high-technology customers. Cost of licenses for the same periods has decreased primarily because of the decrease in revenue, while cost of services increased primarily due to costs incurred upon the establishment of a service and support structure for the Company’s browser technology during 2003.

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

MyFonts Gross Profit:

	DECEMBER 31,
		% of Segment Revenue		% of Segment Revenue	Change
	2003		2002		Dollars	Percent
Revenue
Software licenses	$2,398	100.0%	$1,378	100.0%	$1,020	74.0%

Total revenue	2,398	100.0	1,378	100.0	1,020	74.0

Percentage of total revenue	24.7%		16.3%
Cost of Revenue
Software licenses	1,885	78.6	1,121	81.4	764	68.2

Total cost of revenue	1,885	78.6	1,121	81.4	764	68.2

Gross Profit	$513	21.4%	$257	18.6%	$256	99.6%

MyFonts continued to be successful in increasing the number of fonts available on its Web site, the number of foundries participating, and the number of consumer accounts. Myfonts has attracted new purchasers while also retaining existing customers. Existing customers accounted for approximately 30% of orders during 2003 and 2002. Inter-company sales, which MyFonts generated from the resale of Bitstream fonts, have been excluded. Cost of revenue increased primarily due to an increase in royalties and referrer fees due to increased revenue, and an increase in shipping, packaging and handling costs due to the increase in products sold that must be physically shipped. Cost of revenue as a percentage of sales, however has decreased as the Company has negotiated lower royalty percentages to be paid to third party foundries and because of a lower royalty paid on sales of CD products.

MyFonts currently recognizes revenue from referral agreements (Level 1 agreements) and resale agreements (Level 2 agreements). Referral revenue for year ended December 31, 2003 was $14 versus $13 for the year ended December 31, 2002. All other revenue recognized by MyFonts resulted from Level 2 agreements under which MyFonts sells the fonts directly from its site(s). There are only minimal costs to the Level 1 program, which represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts database, and the Company expenses those costs as incurred.

Pageflex Gross Profit:

	DECEMBER 31,
		% of Segment Revenue		% of Segment Revenue	Change
	2003		2002		Dollars	Percent
Revenue
Software licenses	$2,492	73.6%	$1,788	71.9%	$704	39.4%
Services	895	26.4	700	28.1	195	27.9

Total revenue	3,387	100.0	2,488	100.0	899	36.1

Percentage of total revenue	34.8%		29.4%
Cost of Revenue
Software licenses	225	9.0	84	4.7	141	167.9
Services	239	26.7	222	31.7	17	7.7

Total cost of revenue	464	13.7	306	12.3	158	51.6

Gross Profit	$2,923	86.3%	$2,182	87.7%	$741	34.0%

The increase in Pageflex revenue for the year ended December 31, 2003 as compared to the year ended December 31, 2002 was due to increases in direct license sales and services of $845, and reseller license sales and services of $75, partially offset by decreases in OEM related sales and services of $21. The increase in cost of license revenue is primarily due to the recording of royalty expenses attributable to a pending settlement agreement with a Pageflex vendor. Cost of service revenue increased $17 but has decreased as a percentage of service revenue as Pageflex’s existing infrastructure has been able to satisfy the demands of the increased customer base.

The Company licenses its Pageflex products directly to Web-to-print providers, print service providers, major corporations and end users, and indirectly through resellers and strategic partners. During 2003, revenue from direct sales and services was $2,849 and revenue from resellers and OEM relationships totaled $538.

Marketing and Selling:

	DECEMBER 31,
		% of Segment Revenue		% of Segment Revenue	Change
	2003		2002		Dollars	Percent
Type	$1,444	36.6%	$1,218	26.5%	$226	18.6%
MyFonts	42	1.8	39	2.8	3	7.7
Pageflex	1,167	34.5	972	39.1	195	20.1

Consolidated marketing and selling	$2,653	27.3%	$2,229	26.3%	$424	19.0%

Type marketing and selling expenses increased primarily due to the hiring of dedicated sales resources for ThunderHawk, participation in wireless tradeshows, and print advertising for ThunderHawk totaling $271 for the year ended December 31, 2003. This increase was partially offset by decreases in font and font technology sales and marketing expenses due to decreased participation in non-ThunderHawk trade shows and variable expenses such as commissions, which decreased as the sales volume for font products has decreased. Pageflex marketing and selling expenses increased primarily due to costs associated with the addition of three independent sales representatives engaged at the end of 2002, an increase in trade show participation, and an increase in travel-related expenses, which increased expenses $181 for the year ended December 31, 2003 as compared to the year ended December 31, 2002. MyFonts sales and marketing activities and initiatives have remained relatively unchanged during the years ended December 31, 2002 and 2003.

Research and Development (“R&D”):

	DECEMBER 31,
		% of Segment Revenue		% of Segment Revenue	Change
	2003		2002		Dollars	Percent
Type	$1,590	40.3%	$1,868	40.6%	$(278)	(14.9)%
MyFonts	567	23.6	503	36.5	64	12.7
Pageflex	1,669	49.3	1,657	66.6	12	0.7

Consolidated research and development	$3,826	39.4%	$4,028	47.5%	$(202)	(5.0)%

Type R&D expenses decreased for the year ended December 31, 2003 as compared to the year ended December 31, 2002 primarily because of decreases in both internal personnel and outside contractor development on the Company’s font products totaling $127, a decrease in the use of customer support personnel for font R&D projects of $77, decreases in facility and depreciation charges due to the decrease in font personnel totaling $56 and from an increase in charges to the MyFonts and Pageflex segments for increased utilization of Type personnel of $25 and $35, respectively. This decrease in R&D expenses was partially offset by an increase in development costs for ThunderHawk of $27. The increase in MyFonts R&D expense for the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily due to an increase in employee-related costs resulting from a higher utilization of Type resources of $25 and internet access at a co-location site of $18, combined with the non-recurrence of credits of $26 realized in the year ended December 31, 2002 for variable accounting treatment of stock options granted to non-employee consultants. The increase in Pageflex R&D expenses for the year ended December 31, 2003 as compared to the year ended December 31, 2002 included $19 in increased personnel-related costs and $35 from a higher utilization of Type resources for internal Mpower development efforts, partially offset by a decrease in facility related expenses of $30.

General and Administrative (“G&A”):

	DECEMBER 31,
		% of Segment Revenue		% of Segment Revenue	Change
	2003		2002		Dollars	Percent
Type	$998	25.3%	$839	18.2%	$159	19.0%
MyFonts	206	8.6	90	6.5	116	128.9
Pageflex	793	23.4	517	20.8	276	53.4

Consolidated general and administrative	$1,997	20.5%	$1,446	17.1%	$551	38.1%

The increase in G&A expenses for the year ended December 31, 2003 as compared to the year ended December 31, 2002 included approximately $72 in expenses incurred to relocate the Company’s offices, $260 in legal expenses including expenses incurred to defend against certain trademark infringement lawsuits, combined with the non-recurrence of a credit of $118 realized in the year ended December 31, 2002 for a change in an estimate associated with the Company’s sale of two product lines to Inso Corporation in August 1998. G&A expenses are primarily allocated to the business segments based on headcount. In addition, G&A expenses for MyFonts during the year ended December 31, 2003 included $82 in legal expenses incurred to defend against a trademark infringement lawsuit filed against MyFonts in 2003, which was settled in November 2003.

Gain on Investment in DiamondSoft, Inc.:

	DECEMBER 31,
		% of Revenue		% of Revenue	Change
	2003		2002		Dollars	Percent
Gain on investment in DiamondSoft, Inc.	$591	6.1%	$149	1.8%	$442	296.6%

On March 13, 1998, the Company made a $500 or 25% equity investment, accounted for under the equity method, in DiamondSoft, Inc. (“DiamondSoft”), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. During the year ended December 31, 2001 the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream’s ownership percentage to 31.7% at December 31, 2001, which remained unchanged until July 1, 2003. On July 1, 2003, in connection with the acquisition of DiamondSoft by Extensis, a wholly owned subsidiary of Celartem Technology USA, Inc., the Company sold its shares in DiamondSoft to Extensis in a cash transaction resulting in a realized and recognized gain on its investment of $399. The Company’s investment in DiamondSoft as of the June 30, 2003 Balance Sheet was $940 and the Company received $1,339 in cash from this transaction on July 1, 2003. The gain above represents the Company’s pro rata share of DiamondSoft’s net income and the gain realized on the sale of the Company’s investment. Further discussion can be found in Note 3 in the Notes to the Consolidated Financial Statements included herewith.

Interest and other income, net:

	DECEMBER 31,
		% of Revenue		% of Revenue	Change
	2003		2002		Dollars	Percent
Interest and other income, net	$48	0.5%	$74	0.9%	$(26)	(35.1)%

Interest and other income consists primarily of income earned on cash and money market instruments and has decreased as the Company has used cash to fund operations and also as interest rates have decreased.

Provision for income taxes:

	DECEMBER 31,
		% of Revenue		% of Revenue	Change
	2003		2002		Dollars	Percent
Income tax (benefit) provision	$77	0.8%	$(45)	(0.5)%	$122	271.1%

The Company’s tax provision for the year ended December 31, 2003 was primarily due to foreign withholding taxes. The Company’s tax benefit for the year ended December 31, 2002 resulted from US federal and state refunds of $141 of taxes paid in prior years. This benefit was partially offset by foreign taxes totaling $96. Foreign taxes vary with Type OEM license royalties from customers in countries who have signed tax conventions with the United States including Japan, Korea, and Poland, and also with the results of operations from the Company’s location in the United Kingdom, which was closed as of March 31, 2003.

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

The increase in revenue for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was attributable to an increase in revenue in the Company’s MyFonts and Pageflex segments of $868 and $378, respectively, partially offset by a decrease in Type segment revenue of $747. The increase in cost of revenue for the same periods was due to increased royalty expense for the Company’s MyFonts segment resulting from increased sales. Cost of revenue for the Company includes royalties and fees paid to third parties for the development or license of rights to technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, and costs associated with the duplication, packaging and shipping of product. Gross profit generated by each segment is discussed in more detail below.

Type Gross Profit:

	DECEMBER 31,
		% of Segment Revenue		% of Segment Revenue	Change
	2002		2001		Dollars	Percent
Revenue
Software licenses	$4,249	92.4%	$4,886	91.4%	$(637)	(13.0)%
Services	352	7.6	462	8.6	(110)	(23.8)

Total revenue	4,601	100.0	5,348	100.0	(747)	(14.0)

Percentage of total revenue	54.3%		67.1%
Cost of Revenue
Software licenses	477	11.2	516	10.6	(39)	(7.6)
Services	150	42.6	204	44.2	(54)	(26.5)

Total cost of revenue	627	13.6	720	13.5	(93)	(12.9)

Gross Profit	$3,974	86.4%	$4,628	86.5%	$(654)	(14.1)%

The decrease in Type revenue for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily the result of a decrease in OEM license revenue of $619, a decrease in retail product sales of $17 and a decrease in revenue from custom design services of $110. Retail sales of the Company’s Type products and custom design work have decreased during the past year because of consumer concerns about the economy and decreases in spending, on development efforts by high-technology customers. Cost of revenue for the same periods has decreased primarily because of the decrease in revenue.

MyFonts Gross Profit:

	DECEMBER 31,
		% of Segment Revenue		% of Segment Revenue	Change
	2002		2001		Dollars	Percent
Revenue
Software licenses	$1,378	100.0%	$510	100.0%	$868	170.2%

Total revenue	1,378	100.0	510	100.0	868	170.2

Percentage of total revenue	16.3%		6.4%
Cost of Revenue
Software licenses	1,121	81.4	395	77.5	726	183.8

Total cost of revenue	1,121	81.4	395	77.5	726	183.8

Gross Profit	$257	18.6%	$115	22.5%	$142	123.5%

MyFonts has been successfully increasing the number of fonts available on its site and the number of foundries participating. In August 2002, MyFonts enhanced its Web site making it easier for customers to navigate within the site and find the fonts in which they are interested. Myfonts has attracted new purchasers while also retaining existing customers. Existing customers accounted for approximately 25% to 30% of orders during 2002. Inter-company sales, which MyFonts generated from the resale of Bitstream fonts, have been excluded. Cost of revenue increased primarily due to an increase in sales of fonts from non-affiliated foundries, increased referrer fees and expenses associated with the implementation of selling products that must be physically shipped on the Company’s Web site. Royalties payable to non-affiliated foundries on sales of their fonts represented approximately 80% of the revenue generated.

Pageflex Gross Profit:

	DECEMBER 31,
		% of Segment Revenue		% of Segment Revenue	Change
	2002		2001		Dollars	Percent
Revenue
Software licenses	$1,788	71.9%	$1,463	69.3%	$325	22.2%
Services	700	28.1	647	30.7	53	8.2

Total revenue	2,488	100.0	2,110	100.0	378	17.9

Percentage of total revenue	29.4%		26.5%
Cost of Revenue
Software licenses	84	4.7	160	10.9	(76)	(47.5)
Services	222	31.7	152	23.5	70	46.1

Total cost of revenue	306	12.3	312	14.8	(6)	(1.9)

Gross Profit	$2,182	87.7%	$1,798	85.2%	$384	21.4%

The increase in Pageflex revenue for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was due to increases in direct and reseller license sales and services of $390 and $199, respectively, partially offset by decreases in OEM related sales and services of $65 and $146, respectively. Since late in 2001, Pageflex has focused on product sales and services rather than OEM sales and related non-recurring development revenue. The decrease in cost of revenue for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily attributable to a decrease in direct costs of $85 partially offset by increased payroll costs resulting from the reassignment of two employees to provide support and infrastructure to the Company’s increased customer base during the first quarter of 2002.

Marketing and Selling:

	DECEMBER 31,
		% of Segment Revenue		% of Segment Revenue	Change
	2002		2001		Dollars	Percent
Type	$1,218	26.5%	$1,507	28.2%	$(289)	(19.2)%
MyFonts	39	2.8	64	12.5	(25)	(39.1)
Pageflex	972	39.1	1,356	64.3	(384)	(28.3)

Consolidated marketing and selling	$2,229	26.3%	$2,927	36.8%	$(698)	(23.8)%

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

Research and Development (“R&D”):

	DECEMBER 31,
		% of Segment Revenue		% of Segment Revenue	Change
	2002		2001		Dollars	Percent
Type	$1,868	40.6%	$1,776	33.2%	$92	5.2%
MyFonts	503	36.5	706	138.4	(203)	(28.8)
Pageflex	1,657	66.6	2,562	121.4	(905)	(35.3)

Consolidated research and development	$4,028	47.5%	$5,044	63.3%	$(1,016)	(20.1)%

The decrease in R&D expenses for the year ended December 31, 2002 as compared to the year ended December 31, 2001 is primarily attributable to cost reductions adopted during the fourth quarter of 2001. This decrease was partially offset by an increase Type R&D expense, which was primarily due to an increase in internally allocated resources and outside consulting fees for product development, relating to the Company’s new ThunderHawk wireless browser, of $160, and increased facility charges of $92. This increase was partially offset by a decrease in goodwill amortization associated with the acquisition of Type Solutions, Inc. of $119, resulting from the Company’s adoption of SFAS No. 142 effective January 1, 2002. See Note 1(j) in the Notes to the Consolidated Financial Statements included herewith. The decrease in MyFonts R&D expense for the year ended December 31, 2002 as compared to the year ended December 31, 2001 was primarily the result of the decreased use of outside consultants and the absorption of that work by Company employees which resulted in savings of approximately $257 partially offset by increased facility-related charges of $27 over the same period. The decrease in Pageflex R&D expense over the same periods was primarily attributable to employee headcount reductions, which resulted in savings of $531. The Pageflex segment reassigned two employees to customer support positions, which are included in cost of revenue, and decreased R&D expense over the same periods by

$106. Pageflex also decreased the outsourcing of engineering projects, which resulted in savings of $122 for the year ended December 31, 2002 as compared to the year ended December 31, 2001.

General and Administrative (“G&A”):

	DECEMBER 31,
	2002	% of Segment Revenue	2001	% of Segment Revenue	Change
					Dollars	Percent
Type	$839	18.2%	$980	18.3%	$(141)	(14.4)%
MyFonts	90	6.5	69	13.5	21	30.4
Pageflex	517	20.8	808	38.3	(291)	(36.0)

Consolidated general and administrative	$1,446	17.1%	$1,857	23.3%	$(411)	(22.1)%

The decrease in G&A expenses for the year ended December 31, 2002 as compared to the year ended December 31, 2001 is primarily attributable to cost reductions adopted during the fourth quarter of 2001. These reductions resulted in decreases in Type G&A expenses of $75 in salaries, and $84 in outside professional services. Type G&A expenses for the year ended December 31, 2002 as compared to the year ended December 31, 2001 also decreased due to a $118 change in an estimate associated with the Company’s sale of two product lines to Inso Corporation in August 1998, and $90 in goodwill amortization related to the acquisition of Mainstream Software Solutions, Ltd., which was fully amortized as of December 31, 2001. These decreases were partially offset by increases in facility costs of $39, commercial insurance costs of $52, and a decrease in the amount of administrative expense allocated to Pageflex of $109. MyFonts G&A expense increased because of increased internally-allocated expenses from the Company’s Type segment. Pageflex G&A expenses decreased for the year ended December 31, 2002 as compared to the year ended December 31, 2001 reflecting decreased employee insurance costs of $137, and administrative expense allocations of $109 attributable to the headcount reduction completed as part of the Company’s restructuring in the fourth quarter of 2001. Pageflex also benefited from decreased goodwill amortization in connection with the Alaras acquisition of $260 over the same periods resulting from the Company’s adoption of SFAS No. 142 effective January 1, 2002. These Pageflex decreases were partially offset by a net recovery of bad debts for the year ended December 31, 2001 of $(229), which decreased G&A expense for that year.

Gain (loss) on Investment in DiamondSoft, Inc.:

	DECEMBER 31,
	2002	% of Revenue	2001	% of Revenue	Change
					Dollars	Percent
Gain (loss) on investment in DiamondSoft, Inc.	$149	1.8%	$(260)	3.3%	$409	157.3%

In March 1998 the Company made a $500 equity investment in DiamondSoft, Inc. (“DiamondSoft”) representing a 25% ownership interest. During the year ended December 31, 2001, the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream’s ownership percentage to 31.7% at December 31, 2001 and 2002. The gain (loss) above represents the Company’s pro rata share of DiamondSoft’s net income (loss). Further discussion can be found in Note 3 in the Notes to the Consolidated Financial Statements included herewith.

Interest income, net:

	DECEMBER 31,
	2002	% of Revenue	2001	% of Revenue	Change
					Dollars	Percent
Interest income, net	$74	0.9%	$233	2.9%	$(159)	(68.2)%

Interest income consists primarily of income earned on cash and money market instruments and has decreased as the Company has used cash to fund operations and also as interest rates have decreased.

Provision for income taxes:

	DECEMBER 31,
	2002	% of Revenue	2001	% of Revenue	Change
					Dollars	Percent
Income tax (benefit) provision	$(45)	(0.5)%	$167	2.1%	$(212)	(126.9)%

The Company’s tax benefit for the year ended December 31, 2002 resulted from US federal and state refunds of $141 of taxes paid in prior years. This benefit was partially offset by foreign taxes totaling $96. The Company’s tax provision for the year ended December 31, 2001 consisted primarily of foreign taxes totaling $154. Foreign taxes vary with Type OEM license royalties from customers in countries who have signed tax conventions with the United States including Japan, Korea, and Poland, and also with the results of operations from the Company’s location in the United Kingdom.

LIQUIDITY AND CAPITAL RESOURCES

(in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of the Company’s MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of the Company’s investment in DiamondSoft to Extensis in July of 2003. As of December 31, 2003, the Company had net working capital of $3,506 versus $3,718 at December 31, 2002.

The Company used cash of approximately $1,609 and $752 to fund its operations during the years ended December 31, 2003 and 2002, respectively. The cash was used primarily to fund the Company’s net losses. The net losses after adjustment for non-cash expenses resulted in the use of $1,494 and $825 in cash during the years ended December 31, 2003 and 2002, respectively. Changes in operating assets and liabilities resulted in net cash (expenditures) savings of $(115) and $73 for the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, the change in operating assets and liabilities was primarily the result of an increase in accounts receivable of $414 partially offset by an increase in accounts payable of $268 at year end. During the year ended December 31, 2002, the change in operating assets and liabilities was primarily the result of an increase in accounts payable of $152 and collections of accounts receivable which decreased the receivable balance by $77, partially offset by an increase in income tax receivables of $134.

The Company’s investing activities provided (used) cash of $1,004 and $(189) for the years ended December 31, 2003 and 2002, respectively. Additions of property and equipment and intangible assets used $385 and $189 in cash for the years ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003 the Company’s sale of its investment in DiamondSoft, Inc. generated approximately $1,339 in cash and resulted in the release of $300 in cash that had secured a line of credit for DiamondSoft and was partially offset by $250 that became classified as restricted cash as part of the Company’s new office lease which commenced on September 1, 2003.

The Company’s financing activities provided cash of $144 and $53 for the years ended December 31, 2003 and 2002, respectively from the exercise of stock options.

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

As of December 31, 2003, the Company had no material commitments for capital expenditures. From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company’s business. Any such transactions consummated may use a portion of the Company’s working capital or require the issuance of equity or debt.

The future minimum annual lease payments, as of December 31, 2003, under the Company’s leased facilities is as follows:

	Totals	Less than one Year	Years 1-3	Years 3-5	More than 5 Years
Operating Leases	$2,511	$353	$896	$944	$318

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of license revenue on our consolidated Statement of Operations, was approximately $2,150, $1,428, and $826 for the years ended December 31, 2003, 2002, and 2001, respectively.

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

NASDAQ LISTING REQUIREMENTS

Effective February 28, 2003 the Company’s Common Stock was transferred from the Nasdaq National Market to the Nasdaq Small Cap market. The application to transfer to the Nasdaq Small Cap Market was made in response to a notice from Nasdaq that the Company is not compliant with Nasdaq’s new continuing listing requirement, which became effective November 1, 2002. Nasdaq changed its National Market System continued listing standard from a minimum $4,000,000 net tangible asset requirement to a minimum $10,000,000 stockholders’ equity requirement. Bitstream did not comply with the $10,000,000 stockholders equity requirement, as its stated equity as of December 31, 2002 was $6,000,000. Upon consideration of the factors involved, the Company elected to transfer from the Nasdaq National Market.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and, in December 2003, issued a revision to that interpretation. FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN No. 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The company adopted FIN No. 46 in the year ended December 31, 2003, and will adopt FIN No. 46R in the first quarter of 2004 for non-special purpose entities created prior to February 1, 2003. The Company’s adoption of FIN No. 46 has not had and is not expected to have, a significant effect on the Company’s financial position or its results of operations, and the company does not expect a material effect from the adoption of FIN No. 46R.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company’s adoption of SFAS 150 has not had and is not expected to have, a significant effect on the Company’s financial position, results of operations or cash flows.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS,

AND DERIVATIVE COMMODITY INSTRUMENTS

As of December 31, 2003 the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiaries are almost exclusively conducted in their respective local currencies. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. The impact of currency exchange rate movements on inter- company transactions was immaterial for the year ended December 31, 2003. Currently, the Company does not engage in foreign currency hedging activities.

ITEM 8. Financial Statements and Supplementary Data

The index to Financial Statements appears on page F-1, the Independent Auditors’ Reports appears on page F-2 to F-3, and the Financial Statements and Notes to Financial Statements appear on pages F-4 to F-26.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

In April 2002, we changed our independent accountants as reported in our Current Report on Form 8-K dated April 30, 2002. Our consolidated financial statements for the two years ended December 31, 2001, were audited by Arthur Andersen LLP, independent accountants. On August 31, 2002, Arthur Andersen ceased practicing before the SEC. Therefore, Arthur Andersen did not participate in the preparation of this Form 10-K, did not reissue its audit report with respect to the financial statements included in this Form 10-K, and did not consent to the inclusion of its audit report in this Form 10-K. As a result, holders of our securities may have no effective remedy against Arthur Andersen in connection with a material misstatement or omission in the financial statements to which its audit report relates. In addition, even if such holders were able to assert such a claim, because it has ceased operations, Arthur Andersen may fail or otherwise have insufficient assets to satisfy claims made by holders of our securities that might arise under federal securities laws or otherwise with respect to Arthur Andersen’s audit report.

ITEM 9A. Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2003, each of Anna Chagnon, Chief Executive Officer, and James Dore, the Chief Financial Officer of the Company, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that information required to be disclosed by the Company in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10K.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART III

Certain information required by Part III is omitted from this Report in that the Company will file a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2004 that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2004.

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this Item concerning directors is incorporated by reference to the section entitled “ Nominees for Directors” in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2004 and which will be filed with the Securities and Exchange Commission on or before April 29, 2004. The information concerning the executive officers of the Company required by this Item is contained in the “Executive Officers of the Registrant” section of Item 1 hereof and is incorporated by reference in this Part III.

There is incorporated herein by reference to the discussion under “Principal and Management Stockholders—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2004 the information with respect to any delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

ITEM 11. Executive Compensation

The information with respect to audit committee financial expert and identification of the audit committee of the Board of Directors required by this Item is contained in our 2004 Definitive Proxy Statement under the heading “Corporate Governance,” and is incorporated in this report by reference.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, or persons performing similar functions. This code of ethics is incorporated in our code of business conduct and ethics that applies to all of our officers, directors, and employees. A copy of our code of business conduct and ethics is available on our Web site at www.bitstream.com. We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of business conduct and ethics by posting such information on our Web site.

Information required by this Item is incorporated herein by reference to the information appearing in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2004 under the heading “Executive Compensation.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item, other than the following table, is incorporated herein by reference to the information appearing in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2004 under the heading “Principal and Management Stockholders.”

The following table presents information regarding the Company’s equity compensation plans at December 31, 2003:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS AND WARRANTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by shareholders(1)	2,785,662	$2.300	550,942
Equity compensation plans not approved by shareholders	—	$—	—

TOTAL	2,785,662	$2.300	550,942

(1) Includes options and warrants granted to purchase shares of Bitstream Common stock. Information concerning the shareholder approved equity compensation plans with options adopted by MyFonts.com, Inc. and Pageflex, Inc., the Company’s subsidiaries, are not included. Additional data may be found in Footnote 7 in the Notes to the Consolidated Financial Statements included herewith.

ITEM 13. Certain Relationships and Related Transactions

Information required by this Item, if any, is incorporated herein by reference to the information appearing in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2004 under the heading “Certain Relationships and Related Transactions”.

ITEM 14. Principal Accountant Fees and Services

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services pre-approved in the fourth quarter of 2003 by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor. All audit related and non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. During the quarter ended December 31, 2003, the audit committee approved the following audit related services: advice related to the Company’s response to an SEC comment letter received during the quarter.

The information required by this Item with respect to fees billed by the Company’s principal accountants is incorporated herein by reference to the information appearing in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 18, 2004 under the heading “Principal Accountant Fees and Services”.

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

3	Certificate of Incorporation and Bylaws

3.1.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.2.1	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

3.2.2	By-law Amendments adopted by the Board of Directors of the Company on November 6, 1998 (incorporated by reference to Exhibit 2 to the Company’s current report on Form 8-K filed on November 16, 1998).

4	Instruments Defining the Rights of Security Holders

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

4.2	Rights Agreement dated as of November 12, 1998 between the Company and BankBoston N.A., as Rights Agent, which includes: as Exhibit A thereto, the form of Certificate of Designation of Series A Junior Participating, Preferred Stock of the Company; as Exhibit B thereto, the Form of Right Certificate; and as Exhibit C thereto, the summary of Rights to Purchase Preferred Shares. (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed on November 16, 1998).

10	Material Contracts

10.1	1996 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

10.2	1994 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

10.3	Agreement and Plan of Recapitalization dated October 28, 1994 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

10.4	Form of Indemnification Agreement between the Company, its directors and certain of its officers (incorporated by reference to Exhibit 10.9 to Pre-effective Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on October 15, 1996).

10.5	Agreement and Plan of Merger dated as of March 27, 1997 among the Company, Archetype Acquisition Corporation and Archetype, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.6	1997 Stock Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.7	Asset Purchase Agreement among the Company, Archetype, Inc., Inso Corporation and Inso Providence Corporation dated August 28, 1998 (incorporated by reference to Exhibit 99(a) to the Company’s Form 8-K filed on September 14, 1998).

10.8	Bitstream, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.9	Pageflex, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.10	MyFonts.com, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.11	Lease between MA-RIVERVIEW/245 FIRST STREET, LLC and the Company dated July 31, 2003 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003).

10.12	Stock purchase agreement between Extensis, Inc., DiamondSoft, Inc, Brian Berson, and Bitstream, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003).

16

16.1	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated June 25, 2002 (filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on April 30, 2002) and incorporated in this document by reference.

21	Subsidiaries of Registrant

*21.1	Subsidiaries of the Registrant

23	Consents

*23.1	Consent of PricewaterhouseCoopers LLP

*23.2	Limitations of Remedies Against Arthur Andersen LLP (Reference is made to Item 9 of this Report).

30	CERTIFICATIONS

*31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

*31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

(b) REPORTS ON FORM 8-K

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on this 26th day of March, 2003.

BITSTREAM INC.

By:	/s/ ANNA CHAGNON

Anna Chagnon Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANNA M. CHAGNON Anna M. Chagnon	President, Chief Executive Officer, Treasurer, Secretary and Director	March 26, 2004

/s/ JAMES P. DORE James P. Dore	Vice President, Chief Financial Officer and Controller	March 26, 2004

/s/ CHARLES YING Charles Ying	Chairman of the Board, and Director	March 26, 2004

/s/ AMOS KAMINSKI Amos Kaminski	Director	March 26, 2004

/s/ DAVID G. LUBRANO David G. Lubrano	Director	March 26, 2004

/s/ GEORGE B. BEITZEL George B. Beitzel	Director	March 26, 2004

INDE X TO CONSOLIDATED FINANCIAL STATEMENTS

BITSTREAM INC.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

Bitstream Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of comprehensive income and shareholders’ equity present fairly, in all material respects, the financial position of Bitstream Inc. and its subsidiaries as of December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. The consolidated financial statements of the company for the year ended December 31, 2001, prior to the revisions discussed in Note 1, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated February 13, 2002.

As disclosed in Note 1 to the consolidated financial statements, the company changed the manner in which it accounts for goodwill and other intangible assets upon adoption of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” on January 1, 2002.

As discussed above, the consolidated financial statements of Bitstream Inc. for the year ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 1, these financial statements have been restated to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” which was adopted by the company on January 1, 2002. We audited the transitional disclosure for 2001 described in Note 1. In our opinion, the transitional disclosure for 2001 in Note 1 is appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 13, 2004

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

To Bitstream Inc.:

We have audited the accompanying consolidated balance sheets of Bitstream Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000*, and the related consolidated statements of operations, stockholders’ equity and comprehensive net loss and cash flows for each of the three years* in the period then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bitstream Inc. and subsidiaries as of December 31, 2001* and 2000*, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001*, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP

Boston, Massachusetts

February 13, 2002

*	The Company’s consolidated balance sheets as of December 31, 2001 and 2000, and the consolidated statement of operations, stockholders’ equity and comprehensive net loss and cash flows for the years ended December 31, 2000 and 1999, are not included in this Form 10-K.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$4,367	$4,828
Accounts receivable, net of allowance of $26 and $15 at December 31, 2003 and 2002, respectively	1,016	602
Income tax receivable	—	134
Prepaid expenses and other current assets	60	112

Total current assets	5,443	5,676

Property and equipment, net	347	271

Other assets:
Restricted cash	250	300
Goodwill	727	727
Investment in DiamondSoft, Inc.	—	748
Intangible assets	243	236
Other assets	1	6

Total other assets	1,221	2,017

Total assets	$7,011	$7,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$513	$245
Accrued expenses	877	1,046
Current portion of deferred revenue	547	667

Total current liabilities	1,937	1,958

Long-term liabilities	135	6

Total liabilities	2,072	1,964

Commitments and contingencies (Note 6)
Stockholders’ equity :
Preferred stock, $0.01 par value Authorized—6,000 shares Issued and outstanding—0 at December 31, 2003 and 2002, respectively	—	—
Common stock, $0.01 par value Authorized—30,500 shares Issued and outstanding—8,573 and 8,475 at December 31, 2003 and 2002, respectively	86	85
Additional paid-in capital	32,551	32,408
Accumulated deficit	(27,338)	(26,133)
Treasury stock, at cost; 126 shares as of December 31, 2003 and 2002	(360)	(360)

Total stockholders’ equity	4,939	6,000

Total liabilities and stockholders’ equity	$7,011	$7,964

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	Years Ended December 31,
	2003	2002	2001
Revenue:
Software licenses	$8,487	$7,415	$6,859
Services	1,239	1,052	1,109

Total revenue	9,726	8,467	7,968
Cost of revenue:
Software licenses	2,477	1,682	1,071
Services	540	372	356

Cost of revenue	3,017	2,054	1,427

Gross profit	6,709	6,413	6,541

Operating expenses:
Marketing and selling	2,653	2,229	2,927
Research and development	3,826	4,028	5,044
General and administrative	1,997	1,446	1,857

Total operating expenses	8,476	7,703	9,828

Operating loss	(1,767)	(1,290)	(3,287)

Gain (Loss) on investment in DiamondSoft, Inc.	591	149	(260)
Interest and other income, net	48	74	233

Loss before provision for income taxes	(1,128)	(1,067)	(3,314)
(Benefit from) provision for income taxes	77	(45)	167

Net loss	$(1,205)	$(1,022)	$(3,481)

Basic and diluted net loss per share	$(0.14)	$(0.12)	$(0.43)

Basic and diluted weighted average shares outstanding	8,374	8,326	8,069

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE NET LOSS

(IN THOUSANDS)

	Common Stock $.01 Par Value		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Comprehensive Net Loss
	Number of Shares	$			Number of Shares	Cost
BALANCE, DECEMBER 31, 2000	7,903	$79	$31,960	$(21,630)	126	$(360)	$10,049	—

Exercise of stock options and warrants	525	5	394	—	—	—	399	—
Compensation expense related to options	—	—	29	—	—	—	29	—
Net loss	—	—	—	(3,481)	—	—	(3,481)	(3,481)

Comprehensive net loss for the year ended December 31, 2001	—	—	—	—	—	—	—	$(3,481)

BALANCE, DECEMBER 31, 2001	8,428	$84	$32,383	$(25,111)	126	$(360)	$6,996	—

Exercise of stock options and warrants	47	1	52	—	—	—	53	—
Compensation expense related to options	—	—	(27)	—	—	—	(27)	—
Net loss	—	—	—	(1,022)	—	—	(1,022)	(1,022)

Comprehensive net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	$(1,022)

BALANCE, DECEMBER 31, 2002	8,475	$85	$32,408	$(26,133)	126	$(360)	$6,000	—

Exercise of stock options	98	1	143	—	—	—	144	—
Net loss	—	—	—	(1,205)	—	—	(1,205)	(1,205)

Comprehensive net loss for the year ended December 31, 2003	—	—	—	—	—	—	—	$(1,205)

BALANCE, DECEMBER 31, 2003	8,573	$86	$32,551	$(27,338)	126	$(360)	$4,939	—

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,205)	$(1,022)	$(3,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	196	301	373
Amortization	80	72	525
Stock based compensation	—	(27)	29
(Gain) Loss on investment in DiamondSoft, Inc.	(591)	(149)	260
Loss on disposal of property and equipment	26	—	—
Changes in operating assets and liabilities:
Accounts receivable	(414)	77	1,364
Income tax receivable	134	(134)	—
Prepaid expenses and other assets	57	9	82
Accounts payable	268	152	(168)
Accrued expenses	(169)	(80)	(161)
Deferred revenue ( long and short term)	(126)	49	114
Other long term liabilities	135	—	—

Net cash used in operating activities	(1,609)	(752)	(1,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(298)	(99)	(210)
Additions to intangible assets	(87)	(90)	(149)
Restricted cash	50	—	—
Investment in DiamondSoft, Inc.	1,339	—	(410)

Net cash provided by (used in) investing activities	1,004	(189)	(769)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options/warrants	144	53	399

Net cash provided by financing activities	144	53	399

Net Decrease in Cash and Cash Equivalents	(461)	(888)	(1,433)
Cash and Cash Equivalents, beginning of period	4,828	5,716	7,149

Cash and Cash Equivalents, end of period	$4,367	$4,828	$5,716

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2	$1	$—
Cash paid (received) for income taxes	$(58)	$70	$235

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

The Company is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. The Company has also experienced net losses and as of December 31, 2003 has an accumulated deficit of $27.3 million.

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

Licensing fees and royalty revenues include: (1) payments paid by Original Equipment Manufacturer (“OEM”) and Independent Software Vendor (“ISV”) customers for text imaging and page layout technologies; (2) direct and indirect sales of software publishing applications for the creation, enhancement, management, transport, viewing and printing of electronic information; (3) direct sales of custom and other type products to end users such as graphic artists, desktop publishers and corporations; and (4) sales of type products to foreign customers primarily through distributors. Certain OEM and ISV customers pay royalties only upon the sublicensing of the Company’s products to end-users. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

MyFonts currently recognizes revenue from referral agreements (Level 1 agreements) and resale agreements (Level 2 agreements). Referral revenue for year ended December 31, 2003 was $14 versus $13 for the year ended December 31, 2002. All other revenue recognized by MyFonts resulted from Level 2 agreements under which MyFonts sells the fonts directly from its Web site(s). There are only minimal costs to the Level 1 program, which represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts database, and the Company expenses those costs as incurred.

Cost of revenue from software licenses consists primarily of royalties paid to third party developers and foundries whose products the Company sells, and costs to distribute the product, including the cost of the media

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

on which it is delivered. Cost of revenue from services consists primarily of costs associated with consulting and custom product development services.

The Company generally warrants that its products will function substantially in accordance with documentation provided to customers for approximately 90 days following initial delivery. The Company has not incurred any expenses related to warranty claims.

(c) Research and Development Expenses

The Company has evaluated the establishment of technological feasibility of its products in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed”. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and consequently, the amounts that could be capitalized are not material to the Company’s financial position or results of operations. Therefore, the Company has charged all of such costs to research and development in the period incurred.

(d) Stock-Based Compensation

The Company accounts for its employee stock plans using the intrinsic value method. The SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment to Statement of Financial Accounting Standards No. 123.” Disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations. Additional discussion can be found in Note 7.

The following table sets forth the pro forma amounts of net loss and net loss per share that would have resulted if the Company accounted for its employee stock plans under the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” (in thousands, except per share amounts):

	Years Ended December 31,
	2003	2002	2001
Net loss:
As reported	$(1,205)	$(1,022)	$(3,481)
Deduct: Total stock-based compensation expense determined under fair value based method for all grants, net of related tax effects	1,034	1,167	1,188

Pro forma	$(2,239)	$(2,189)	$(4,669)

Basic and diluted net loss per share:
As reported	$(0.14)	$(0.12)	$(0.43)
Pro forma	$(0.27)	$(0.26)	$(0.58)

For purposes of computing pro forma net loss, the Company estimates the fair value of all option or warrant grants granted to employees as of December 31, 2003 using the Black Scholes option pricing model prescribed by SFAS No. 123.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assumptions used and weighted average information are as follows:

	Years Ended December 31,
	2003	2002	2001
Risk-free interest rates	2.50% to 3.37%	4.00% to 5.17%	4.7% to 5.3%
Expected dividend yield	—	—	—
Expected lives	4.5 Years	5 Years	10 Years
Expected volatility	119.44% to 120.47%	99.6%	97.6%
Weighted average exercise price	$2.30	$2.58	$2.82
Weighted average remaining contractual life of options outstanding	5.4	6.10	6.73
Weighted average fair value per Share of options granted	$1.95	$2.83	$3.50

(e) Cash and Cash Equivalents

As of December 31, 2003, cash and cash equivalents included bank deposits and money market instruments. The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and records such investments at cost, which approximates market value.

(f) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following (in thousands):

	December 31,
	2003	2002
Equipment and computer software	$2,652	$2,511
Purchased software	357	352
Furniture and fixtures	379	372
Leasehold improvements	80	659

	3,468	3,894
Less—Accumulated depreciation and amortization	3,121	3,623

Property and equipment, net	$347	$271

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment and computer software	3 Years
Purchased software	3 Years
Equipment under capital lease	Life of lease
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

(g) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, restricted cash, and accounts payable. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2003 and 2002 due to the short-term nature of these instruments.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h) Foreign Currency Translation

The Company considers the functional currency of its foreign subsidiaries to be the U.S. dollar, and accordingly, their financial information is translated into U.S. dollars using exchange rates in effect at period end for monetary assets and liabilities, historical rates for non-monetary assets and liabilities and average exchange rates during each reporting period for the results of operations. Gains (losses) resulting from translation of foreign subsidiary financial statements, as well as transaction gains (losses), are charged to operations. These gains and losses have not been material.

(i) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places a majority of its cash investments in one highly-rated financial institution. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company’s accounts receivable. At December 31, 2003, one customer accounted for 21% of the Company’s accounts receivable. The Company does not have any off-balance sheet risks as of December 31, 2003. At December 31, 2002, two customers accounted for 16% and 10% of the Company’s accounts receivable. For the years ended December 31, 2003, 2002 and 2001, no single customer accounted for 10% or greater of the Company’s revenues.

(j) Goodwill and other intangible assets (in thousands, except per share amounts)

Goodwill is stated at the unamortized cost as of December 31, 2003 and 2002, less impairment adjustments if applicable, and consists of the following:

	December 31,
	2003	2002
Acquisition of Type Solutions, Inc.	$228	$228
Acquisition of Alaras Corporation	499	499

Goodwill	727	727
Embedded goodwill from equity investment in DiamondSoft, Inc. (Note 3)	—	557

Total Goodwill	$727	$1,284

The Company follows the accounting and reporting requirements for goodwill and other intangible assets as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. The Company has established and allocated goodwill to each of the following reporting units: Type and Pageflex. The Company had recorded goodwill embedded in its equity investment in DiamondSoft, Inc. of $557 at December 31, 2002, which was not attributable to a reporting unit. The Company sold its investment and related embedded goodwill in DiamondSoft, Inc. on July 1, 2003. See Note 3 for additional disclosure on DiamondSoft, Inc.

The carrying amounts of goodwill attributable to each reporting unit are as follows:

	December 31,
	2003	2002
Type	$228	$228
Pageflex	499	499

	$727	$727

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had the Company applied the non-amortization provisions of SFAS No. 142 as of January 1, 2001, results of operations for the year ended December 31, 2003, 2002 and 2001, would have been as follows (in thousands, except per share amounts):

	The Year ended December 31,
	2003	2002	2001
Reported net loss	$(1,205)	$(1,022)	$(3,481)
Add: Goodwill amortization, net of tax	—	—	469
Embedded goodwill amortization, net of tax	—	—	114

Adjusted net loss	$(1,205)	$(1,022)	$(2,898)

Basic and diluted loss per share as reported	$(0.14)	$(0.12)	$(0.43)

Basic and diluted pro forma loss per share	$(0.14)	$(0.12)	$(0.36)

In connection with its adoption of SFAS 142, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate.

The components of the Company’s amortized intangible assets follow:

	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$76	$(53)	$23	$76	$(40)	$36
Technology-based	460	(240)	220	373	(173)	200

Total	$536	$(293)	$243	$449	$(213)	$236

Amortization expense for finite-lived intangible assets for the years ended December 31, 2003, 2002 and 2001 was $80, $72, and $56, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2004	$87
2005	71
2006	47
2007	25
2008	13

$243

(k) Reclassifications

Certain prior year account balances have been reclassified to be consistent with the current year’s presentation.

(l) Recently Issued Accounting Standards

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and, in December 2003, issued a revision to that interpretation. FIN No. 46R replaces FIN No. 46 and addresses

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN No. 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The company adopted FIN No. 46 in the year ended December 31, 2003, and will adopt FIN No. 46R in the first quarter of 2004 for non-special purpose entities created prior to February 1, 2003. The Company’s adoption of FIN No. 46 has not had and is not expected to have, a significant effect on the Company’s financial position or its results of operations, and the company does not expect a material effect from the adoption of FIN No. 46R.

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

(2) Loss Per Share (in thousands)

Basic earnings or loss per share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the effect of the conversion of potentially dilutive securities, such as stock options, based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. As a result there is no difference between the Company’s basic and diluted loss per share for the three years ended December 31, 2003.

If the Company had reported a profit for these periods, the potential common shares would have increased the weighted average shares outstanding by 951, 975, and 1,198 shares for the years ended December 31, 2003, 2002, and 2001, respectively. In addition, there were warrants and options outstanding to purchase 565, 576, and 112 shares for the years ended December 31, 2003, 2002, and 2001, respectively, that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company’s common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Investment (in thousands)

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

Gains (losses) for the years ended December 31, 2003, 2002, and 2001 related to the Company’s investment in DiamondSoft totaled approximately $591, $149, and $(260), respectively, and are included in the accompanying consolidated statements of operations. The Company had recorded goodwill related to this investment equal to the difference between the amount paid for the investment and the Company’s share of DiamondSoft’s underlying net assets at the time of each investment. Losses for the years ended December 31, 2001 included $114 in amortization. This goodwill amortization ceased in accordance with the Company’s adoption of SFAS No. 142 on January 1, 2002. (See Note 1(j)) On June 19, 2000, the Company deposited $300 into a money market account at Wells Fargo Bank to secure a $300 line of credit granted DiamondSoft by that bank. At December 31, 2002 this cash was presented on the Company’s consolidated balance sheet as restricted cash. On June 30, 2003 this line of credit was terminated and all restrictions on the cash were released.

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

A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying consolidated statements of operations as a percentage of pre-tax income is as follows:

	Years Ended December 31,
	2003	2002	2001
Computed expected federal tax benefit	(34.0)%	(34.0)%	(34.0)%
State income taxes, net of federal benefit	(6.0)	(6.0)	(6.0)
Foreign income/losses	—	—	0.4
Foreign taxes, including withholding taxes	6.4	9.0	4.6
Nondeductible goodwill amortization	—	—	4.6
Change in valuation allowance	40.0	26.8	35.4

Provision for income taxes per accompanying consolidated statement of operations	6.4%	(4.2)%	5.0%

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company’s tax provision for the year ended December 31, 2003 is primarily a result of foreign taxes. The following is a summary of the components of the (benefit from) or provision for income taxes:

	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$—	$(134)	$—
State	—	(7)	13
Foreign	77	96	154

Total	$77	$(45)	$167

The significant items composing the deferred tax asset are as follows:

	December 31,
	2003	2002
Net operating loss carryforwards	$6,877	$6,308
Tax credit carryforwards	1,633	1,480
Other temporary differences	226	539

Gross deferred tax asset	8,736	8,327
Valuation allowance	(8,736)	(8,327)

Net deferred tax asset	$—	$—

The following is a summary of foreign and domestic pretax loss:

	Years Ended December 31,
	2003	2002	2001
Foreign	$(57)	$(26)	$(210)
Domestic	(1,071)	(1,041)	(3,104)

Total pretax loss	$(1,128)	$(1,067)	$(3,314)

At December 31, 2003, the Company has available federal and state net operating loss (“NOLs”) carryforwards for income tax purposes and federal and state tax credit carryforwards to reduce future federal income taxes, if any. Utilization of these NOLs is subject to certain annual limitations in accordance with certain tax laws and regulations. These net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service. As of December 31, 2003 the Company has federal and state tax NOL carryforwards of $ 17,977 and $13,548, respectively. These NOL carryforwards begin to expire in 2007 and 2004, respectively. As of December 31, 2003, the Company has federal and state research and development tax credit carryforwards of $620 and $364, respectively. These research and development tax credit carryforwards begin to expire in 2009 and 2016, respectively. As of December 31, 2003 the company has foreign tax credit carryforwards of $773. These foreign tax credit carryforwards begin to expire in 2004.

Management has determined that it is more likely than not that the deferred tax assets will not be realized, therefore, a valuation allowance has reduced the deferred tax assets to zero.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Accrued Expenses, (in thousands)

Accrued expenses consist of the following:

	December 31,
	2003	2002
Accrued royalties	$340	$210
Payroll and other compensation	320	597
Accrued professional and consulting services	182	165
Other	35	74

Total	$877	$1,046

(6) Commitments and Contingencies, (in thousands):

Lease commitments

The Company conducts its operations in leased facilities. In August 2003, the Company entered into a six-year lease agreement and moved its corporate offices. The new lease agreement commenced on September 1, 2003 and obligated the Company to make minimum lease payments plus its pro-rata share of future real estate tax increases and certain operating expense increases above the base year. This lease agreement also required the Company to obtain a Letter of Credit in the amount of $250, which resulted in $250 in cash being classified as restricted on the Company’s Balance Sheet. The amount will be reduced to $200 on the second anniversary and further to $150 on the fourth anniversary of the lease. Rent expense charged to operations for the years ended December 31, 2003, 2002 and 2001 was approximately $657, $859, and $730, respectively.

The future minimum annual lease payments, as of December 31, 2003, under the Company’s leased facilities is as follows:

	Totals	Less than one Year	Years 1-3	Years 3-5	More than 5 Years
Operating leases	$2,511	$353	$896	$944	$318

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of license revenue on our consolidated Statement of Operations, was approximately $2,150, $1,428, and $826 for the years ended December 31, 2003, 2002, and 2001, respectively.

Guarantees

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Legal Actions

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

From time to time, in addition to the infringement case identified above, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of December 31, 2003 no liability has been recorded. Litigation is inherently unpredictable and it is possible that the Company’s Financial Position, cash flows, or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

(7) Stockholders’ Equity, (number of shares in thousands)

(a) General

The Company has the following authorized capital: 30,500 shares of Common Stock, $0.01 par value, (30,000 of which are shares of Class A Common Stock and 500 of which are shares of Class B Common Stock), and 6,000 shares of preferred stock, $0.01 par value. Class A Common stockholders have voting rights. Class A Common stockholders have the option, at any time, to convert any or all shares of Class A Common Stock held into an equal number of shares of Class B Common Stock. The Class B Common Stock has rights similar to Class A Common Stock, except Class B Common Shares are nonvoting. The Class B Common stockholders have the option to convert any or all shares of Class B Common Stock held into an equal number of shares of Class A Common Stock, to the extent such stockholder and its affiliates shall be permitted to own, control or have the power to vote such Class A Common Stock under any law, rule or regulation at the time applicable to such stockholder or its affiliates. All outstanding shares of Common Stock as of December 31, 2003 and 2002 represent Class A Common Stock.

(b) Stock Option Plans

On December 7, 1992, the Company adopted the 1993 Nonqualified Stock Option Plan (the “1993 Plan”), under which the Company is authorized to grant options to purchase shares of Class A Common Stock. Options

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outstanding under the 1993 Plan as of December 31, 2001 are exercisable immediately, expire no later than 10 years from the date of grant and were granted at no less than the fair market value on the date of grant, as determined by the Board of Directors. In 2003, 2002 and 2001, the Company had not granted, and does not intend to grant, any additional options under the 1993 Plan.

On November 21, 1994, the Board of Directors approved the 1994 Stock Plan (the “1994 Plan”) under which the Company is authorized to grant incentive stock options and nonqualified stock options (including warrants) to purchase up to 1,833 shares of Class A Common Stock. Incentive stock options granted under the 1994 Plan must be granted at no less than fair market value of the shares at the date of grant, expire no later than 10 years from the date of grant and vest over periods of up to three years. As of December 31, 2003, the Company had available for issuance stock options to purchase 161 shares of Class A Common Stock pursuant to the 1994 Plan.

On May 1, 1996, the Board of Directors adopted the 1996 Stock Plan (the “1996 Plan”) under which the Company is authorized to grant incentive stock options and nonqualified stock options to purchase shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 1996 Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. A total of 775 shares of Class A Common Stock have been reserved for issuance under the 1996 Plan. As of December 31, 2003, the Company had 38 stock options available for issuance to purchase shares of Class A Common Stock pursuant to the 1996 Plan.

On March 10, 1997, the Board of Directors adopted the 1997 Stock Plan (the “1997 Plan”) under which the Company is authorized to grant warrants, incentive stock options and nonqualified stock options to purchase shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 1997 Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. A total of 1,391 shares of Class A Common Stock have been reserved for issuance under the 1997 Plan. As of December 31, 2003, the Company had available for issuance, stock options to purchase 229 shares of Class A Common Stock pursuant to the 1997 Plan.

On February 11, 2000, the Board of Directors adopted the 2000 Stock Plan (the “2000 Plan”) under which the Company is authorized to grant warrants, incentive stock options and nonqualified stock options to purchase up to 1,000 shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 2000 Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. As of December 31, 2003, the Company had available for issuance, stock options to purchase 77 shares of Class A Common Stock pursuant to the 2000 Plan.

On February 11, 2000, the Board of Directors also adopted the Pageflex, Inc. and MyFonts.com, Inc. 2000 Stock Plans. Under these Plans, the Company is authorized to grant warrants, incentive stock options and nonqualified stock options to purchase up to 3,000 shares of Common Stock in each of these two subsidiaries.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 2000 Stock Plans provide that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the subsidiary or a change in control of the subsidiary. As of December 31, 2003, the Company had available for issuance, stock options to purchase 1,730 and 1,307 shares of Pageflex, Inc. and MyFonts.com, Inc. Common Stock, respectively, pursuant to the 2000 Stock Plans.

Stock option activity under all Bitstream, Inc. stock plans for the years ended December 31, 2003, 2002 and 2001 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2000	2,818	$1.98
Exercised	(318)	1.38
Canceled	(185)	3.59
Granted	423	3.88

Outstanding, December 31, 2001	2,738	$2.23
Exercised	(47)	1.11
Canceled	(177)	3.85
Granted	167	3.49

Outstanding, December 31, 2002	2,681	$2.22
Exercised	(98)	1.46
Canceled	(97)	2.62
Granted	196	2.56

Outstanding, December 31, 2003	2,682	$2.26

Exercisable, December 31, 2003	2,320	$2.10

	Weighted Average Remaining Contractual Life in Years	Options Outstanding		Options Exercisable
Range of Exercise Prices		Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.90 - $1.38	1.90	199	$1.02	199	$1.02
1.50 - 2.70	5.27	1,975	1.87	1,828	1.88
3.00 - 3.96	7.73	337	3.90	226	3.90
4.56 - 5.75	7.70	163	4.79	59	4.86
8.81 - 8.81	6.12	8	8.81	8	8.81

$0.90 - $8.81	5.48	2,682	$2.26	2,320	$2.10

During 2000, the Company issued options to purchase 7 shares of common stock to non-employee consultants in exchange for services. The Company recorded these transactions at fair value, which was $13,000 for the year ended December 31, 2000. The compensation expense is recorded over the three year vesting period and is subject to variable accounting treatment prior to vesting, whereby the Company remeasures the fair value of the options at the end of each reporting period. Compensation expense related to these options was $0, $(27,000), and $29,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001, the Company granted stock options to employees to purchase 1,846, shares of Common Stock at a fair value of $0.40 per share in its wholly owned subsidiaries Pageflex, Inc. and MyFonts.com, Inc., respectively. During 2002 and 2003, the Company did not grant stock options for stock in its subsidiaries. Stock options outstanding at December 31, 2003 for the Pageflex, Inc. and MyFonts.com, Inc. Common Stock, were 1,268 and 1,693, respectively. Stock options exercisable at December 31, 2003 for the Pageflex, Inc. and MyFonts.com, Inc. Common Stock, were 1,247 and 1,675, respectively.

(c) Warrants

Warrant activity for the three years ended December 31, 2003 is as follows:

Stock Class	Number of Shares Purchasable	Weighted Average Exercise Price
Outstanding, December 31, 2000	360	$6.60
Exercised	(181)	0.90
Canceled	(2)	100.88

Outstanding, December 31, 2001	177	$11.45
Canceled	(34)	23.24

Outstanding, December 31, 2002	143	$8.67
Canceled	(40)	22.50

Outstanding, December 31, 2003	103	$3.31

Exercisable, December 31, 2003	103	$3.31

Range of Exercise Prices	Weighted Average Remaining Contractual Life, in Years	Warrants Outstanding and Exercisable	Weighted Average Exercise Price
$0.90 - $0.90	0.38	40	$0.90
3.00 - 3.00	1.83	3	3.00
4.94 - 4.94	3.19	60	4.94

$0.90 - $4.94	2.06	103	$3.31

(8) Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company may, but is not obligated to, match a portion of the employee’s contribution up to a defined maximum. The Company contributed $58,000, $59,000, and $144,000, for the years ended December 31, 2003, 2002, and 2001, respectively.

(9) Segment Reporting ( in thousands):

The Company’s reportable segments are strategic business units that sell the Company’s products through distinct distribution channels. They are managed separately as each business requires different marketing strategies. The Company’s approach is based on the way that management organizes the segments within the

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

enterprise for making operating decisions and assessing performance. The MyFonts segment’s revenue includes revenue from products it purchases from the type and technology segment. The inter-segment revenue created by these transactions has been eliminated from the MyFonts segmented revenue below, as well as from the Company’s consolidated financial statements. The Company evaluates performance based on profit or loss from operations before income taxes, not including non-recurring gains and losses.

The following tables sets forth the Company’s statement of operations by segment with additional disclosures as required by SFAS No. 131:

	Year Ended December 31, 2003
	Type	MyFonts	Pageflex	Combined
Revenue
Software licenses	$3,597	$2,398	$2,492	$8,487
Services	344	—	895	1,239

Revenue from external customers	3,941	2,398	3,387	9,726
Cost of revenues
Software licenses	367	1,885	225	2,477
Services	301	—	239	540

Cost of revenues	668	1,885	464	3,017

Gross profit	3,273	513	2,923	6,709

Operating expenses:
Marketing and selling	1,444	42	1,167	2,653
Research and development	1,590	567	1,669	3,826
General and administrative	998	206	793	1,997

Total operating expenses	4,032	815	3,629	8,476

Loss from operations	$(759)	$(302)	$(706)	$(1,767)

Supplemental segment disclosures:
Depreciation and amortization expense	$188	$33	$55	$276

Expenditures for long-lived assets	$211	$26	$61	$298

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year Ended December 31, 2002
	Type	MyFonts	Pageflex	Combined
Revenue
Software licenses	$4,249	$1,378	$1,788	$7,415
Services	352	—	700	1,052

Revenue from external customers	4,601	1,378	2,488	8,467
Cost of revenues
Software licenses	477	1,121	84	1,682
Services	150	—	222	372

Cost of revenues	627	1,121	306	2,054

Gross profit	3,974	257	2,182	6,413

Operating expenses:
Marketing and selling	1,218	39	972	2,229
Research and development	1,868	503	1,657	4,028
General and administrative	839	90	517	1,446

Total operating expenses	3,925	632	3,146	7,703

Income (loss) from operations	$49	$(375)	$(964)	$(1290)

Supplemental segment disclosures:
Depreciation and amortization expense	$241	$39	$93	$373

Expenditures for long-lived assets	$60	$36	$3	$99

	Year Ended December 31, 2001
	Type	MyFonts	Pageflex	Combined
Revenue
Software licenses	$4,886	$510	$1,463	$6,859
Services	462	—	647	1,109

Revenue from external customers	5,348	510	2,110	7,968
Cost of revenues
Software licenses	516	395	160	1,071
Services	204	—	152	356

Cost of revenues	720	395	312	1,427

Gross profit	4,628	115	1,798	6,541

Operating expenses:
Marketing and selling	1,507	64	1,356	2,927
Research and development	1,776	706	2,562	5,044
General and administrative	980	69	808	1,857

Total operating expenses	4,263	839	4,726	9,828

Income (loss) from operations	$365	$(724)	$(2,928)	$(3,287)

Supplemental segment disclosures:
Depreciation and amortization expense	$464	$28	$406	$898

Expenditures for long-lived assets	$159	$8	$43	$210

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables set forth the Company’s supplemental balance sheet information by segment:

	As Of December 31, 2003
	Type	MyFonts	Pageflex	Combined
	(In thousands)
ASSETS
Current assets	$4,710	$162	$571	$5,443
Property and equipment, net	253	42	52	347
Receivable from subsidiaries	14,814	—	—	14,814
Other assets	708	4	509	1,221

Total assets	$20,485	$208	$1,132	21,825

Consolidating elimination entry: inter-company receivables				(14,814)

Total consolidated assets				$7,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$871	$327	$739	$1,937
Long-term liabilities	135	—	—	135
Payable to parent company	—	2,005	12,809	14,814

Total liabilities	1,006	2,332	13,548	16,886
Stockholders’ equity (deficit):	19,479	(2,124)	(12,416)	4,939

Total liabilities and stockholders’ equity	$20,485	$208	$1,132	21,825

Consolidating elimination entry: inter-company receivables				(14,814)

Total consolidated liabilities and stockholder’s equity				$7,011

	As Of December 31, 2002
	Type	MyFonts	Pageflex	Combined
	(In thousands)
ASSETS
Current assets	$5,132	$107	$437	$5,676
Property and equipment, net	191	43	37	271
Receivable from subsidiaries	13,834	—	—	13,834
Other assets	1,488	11	518	2,017

Total assets	$20,645	$161	$992	21,798

Consolidating elimination entry: inter-company receivables				(13,834)

Total consolidated assets				$7,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities	$1,108	$142	$708	$1,958
Long-term liabilities	—	—	6	6
Payable to parent company	—	1,841	11,993	13,834

Total liabilities	1,108	1,983	12,707	15,798
Stockholders’ equity (deficit):	19,537	(1,822)	(11,715)	6,000

Total liabilities and stockholders’ equity	$20,645	$161	$992	21,798

Consolidating elimination entry: inter-company receivables				(13,834)

Total consolidated liabilities and stockholder’s equity				$7,964

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10)	Geographical Reporting ( in thousands):

The Company attributes revenues to different geographical areas on the basis of the location of the customer. All of the Company’s product sales for the years ended December 31, 2003, 2002 and 2001 were shipped from its headquarters located in the United States or its office located in Cheltenham, England. Revenues by geographic area are as follows:

	Years Ended December 31,
Revenue:	2003	2002	2001
United States	$7,696	$5,688	$4,457
Canada	154	462	345
Japan	702	848	1,037
United Kingdom	422	493	536
Korea	45	237	471
Other ( Countries less than 5% individually, by Region)
Europe, excluding UK	614	696	870
Asia, excluding Japan and Korea	47	4	204
Other	46	39	48

Total revenue	$9,726	$8,467	$7,968

Long-lived tangible assets by geographic area are as follows (Note: The Cheltenham sales office was closed on March 31, 2003):

	December 31, 2003	December 31, 2002
United States	$347	$250
England	—	21

Total	$347	$271

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) Quarterly Financial Data, (Unaudited)

The following tables (presented in thousands, except per share amounts) set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2003.

	Year Ended December 31, 2003
	First	Second	Third	Fourth	Total
Revenue	$2,032	$2,753	$2,302	$2,639	$9,726
Gross profit	$1,356	$2,030	$1,570	$1,753 (1)	$6,709
(Loss) income from operations	$(979)	$40	$(595)	$(233)	$(1,767)
Net (loss) income	$(917)	$132	$(191)	$(229)	$(1,205)
Basic net (loss) income per share	$(0.11)	$0.02	$(0.02)	$(0.03)	$(0.14)
Diluted net (loss) income per share	$(0.11)	$0.02	$(0.02)	$(0.03)	$(0.14)

	Year Ended December 31, 2002
	First	Second	Third	Fourth	Total
Revenue	$2,133	$2,213	$1,847	$2,274	$8,467
Gross profit	$1,718	$1,626	$1,313	$1,756	$6,413
Loss from operations	$(178)	$(316)	$(634)	$(162)	$(1,290)
Net (loss) income	$(187)	$(293)	$(616)	$74	$(1,022)
Basic net (loss) income per share	$(0.02)	$(0.04)	$(0.07)	$0.01	$(0.12)
Diluted net (loss) income per share	$(0.02)	$(0.04)	$(0.07)	$0.01	$(0.12)

(1)	Includes the recording of royalty expenses attributable to a pending settlement agreement with a Pageflex vendor.

(12) Valuation and qualifying accounts (in thousands)

	Balance at Beginning of Year	Additions		Deductions		Balance at End of Year
Accounts receivable reserves:		Charged to Costs and Expenses	Charged to Other Accounts
December 31, 2003	$15	$(4)	$—	$15	(1)	$26
December 31, 2002	$53	$(18)	$—	$(20	)(1)	$15
December 31, 2001	$663	$(229)	$—	$(381	)(1)	$53

(1)	Uncollectible accounts written off, net of recoveries.