Form 10-Q
period 2004-03-31
BITSTREAM INC
filed 2004-05-17
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

or

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

On May 12, 2004, there were 8,578,779 shares of Class A Common Stock, par value $0.01 per share issued, including 125,809 issued and designated as treasury shares, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	March 31, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,205	$4,367
Accounts receivable, net of allowance of $26 at March 31, 2004 and December 31, 2003	825	1,016
Prepaid expenses and other current assets	248	61

Total current assets	5,278	5,444

Property and equipment, net	325	347

Other assets:
Restricted cash	250	250
Goodwill	727	727
Intangible assets	231	243

Total other assets	1,208	1,220

Total assets	$6,811	$7,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$284	$513
Accrued expenses	1,112	877
Current portion of deferred revenue	612	547

Total current liabilities	2,008	1,937

Deferred rent	204	135

Total liabilities	2,212	2,072

Commitments and contingencies (Note 6)
Stockholders’ equity :
Preferred stock, $0.01 par value
Authorized – 6,000 shares Issued and outstanding- 0 at March 31, 2004 and December 31, 2003, respectively	—	—
Common stock, $0.01 par value
Authorized – 30,500 shares Issued and outstanding- 8,579 and 8,573 at March 31, 2004 and December 31, 2003, respectively	86	86
Additional paid-in capital	32,556	32,551
Accumulated deficit	(27,683)	(27,338)
Treasury stock, at cost; 126 shares as of March 31, 2004 and December 31, 2003	(360)	(360)

Total stockholders’ equity	4,599	4,939

Total liabilities and stockholders’ equity	$6,811	$7,011

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	Three Months Ended March 31,
	2004	2003
Revenue:
Software licenses	$2,284	$1,744
Services	446	288

Total revenue	2,730	2,032

Cost of revenue:
Software licenses	681	539
Services	180	137

Cost of revenue	861	676

Gross profit	1,869	1,356

Operating expenses:
Marketing and selling	693	720
Research and development	1,030	1,043
General and administrative	491	572

Total operating expenses	2,214	2,335

Operating loss	(345)	(979)

Gain on investment in DiamondSoft, Inc.	—	93
Interest and other income (expense), net	28	(10)

Loss before provision for income taxes	(317)	(896)
Provision for income taxes	28	21

Net loss	$(345)	$(917)

Basic and diluted net loss per share	$(0.04)	$(0.11)

Basic and diluted weighted average shares outstanding	8,449	8,349

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(345)	$(917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	45	55
Amortization	23	19
Gain on investment in DiamondSoft, Inc.	—	(93)
Loss on disposal of property and equipment	—	20
Changes in operating assets and liabilities:
Accounts receivable	191	45
Income tax receivable	—	134
Prepaid expenses and other assets	(187)	(38)
Accounts payable	(229)	176
Accrued expenses	235	(80)
Deferred revenue ( long and short term)	65	(106)
Other long term liabilities	69	—

Net cash used in operating activities	(133)	(785)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(23)	(44)
Additions to intangible assets	(11)	(13)

Net cash used in investing activities	(34)	(57)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	5	—

Net cash provided by financing activities	5	—

Net Decrease in Cash and Cash Equivalents	(162)	(842)
Cash and Cash Equivalents, beginning of period	4,367	4,828

Cash and Cash Equivalents, end of period	$4,205	$3,986

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$1
Cash paid (received) for income taxes	$19	$(120)

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

(1) Significant Accounting Policies

Bitstream Inc. (“Bitstream”) together with its subsidiaries (collectively, the “Company”) develop and market software products and technologies to enhance the creation, transport, viewing and printing of electronic documents. Bitstream enables customers worldwide to render high-quality text, browse the Web on wireless devices, select from the largest collection of fonts online, and customize documents over the Internet. Its product lines include font technology, browsing technology, and publishing technology.

(a) Basis of Presentation

The consolidated financial statements of the Company presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 2003 has been derived from the Company’s audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K, which was filed by the Company with the SEC on March 30, 2004. The balance sheet as of March 31, 2004, the statements of operations for the three months ended March 31, 2004 and 2003, the statements of cash flows for the three months ended March 31, 2004 and 2003, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company for these interim periods.

The results of operations for the three months ended March 31, 2004 may not necessarily be indicative of the results to be expected for the year ending December 31, 2004.

(b) Disclosures about Segments of an Enterprise

In connection with a recent reorganization of its sales and marketing forces and the elimination of the General Manager position for its Pageflex, Inc. subsidiary, the Company reassessed the segment disclosure requirements of SFAS No. 131 “Disclosure about Segments of an Enterprise and Related information.” As a result of these changes, during 2004, the Company has changed the manner in which it measures and reports its financial results and reports to the Board of Directors. Prior to January 1, 2004 the Company’s CEO, its chief operating decision-maker, assessed individual performances based upon discreet financial information on three segments: Type, MyFonts, and Pageflex. The Company now views its operations and manages its business as principally one segment with three major product lines: fonts and font technology, browsing, and publishing. Prior year segment disclosure has been modified to conform with the current year classification.

(c) Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position 97-2 (SOP 97-2), “Software Revenue Recognition”, as modified by SOP 98-9, “Modifications of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”. The Company derives revenues from the license of its software products, professional consulting, and support and maintenance services. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Licensing fees and royalty revenue include: (1) payments by Original Equipment Manufacturer (“OEM”) and Independent Software Vendor (“ISV”) customers for text imaging and page layout technologies; (2) direct and indirect licenses of software publishing applications for the creation, enhancement, management, transport, viewing and printing of electronic information; (3) direct sales of custom and other type products to end users such as graphic artists, desktop publishers and corporations; and (4) sales of type products to foreign customers primarily through distributors.

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

The Company recognizes license revenue from the resale of its products through various resellers. Resellers may sell the Company’s products in either an electronic format or physical CD product format. Revenue is recognized if collection is probable, upon notification from the reseller that it has sold the product or if for a physical product, upon delivery of the software.

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and if collection is probable. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become probable. Revenue related to extended payment programs is recognized when payment becomes due to the Company. End user sales include e-commerce revenue generated from the Company’s Web sites from the licensing of Bitstream fonts, font technology and the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and for each of the three months ended March 31, 2004 and 2003 was $3. There are minimal costs associated with the Referral Fee program, which represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database, and the Company expenses those costs as incurred.

The Company recognizes revenue under multiple-element arrangements using the residual method when vendor-specific objective evidence of fair value exists for all of the undelivered elements under the arrangement. Under the residual method, the arrangement consideration is first allocated to undelivered elements based on vendor-specific objective evidence of the fair value for each element and the residual amount is allocated to the delivered elements. Arrangement consideration allocated to undelivered elements is deferred and recognized as revenue when the elements are delivered, if all other revenue recognition criteria are met. The Company has established sufficient vendor-specific objective evidence for the value of its consulting, training, and other services, based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with consulting, training or other services.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company recognizes revenue from support and maintenance agreements ratably over the term of the agreement.

Deferred revenue includes unearned software maintenance revenue, certain prepaid royalties and advance billings under software development contracts.

Cost of revenue from software licenses consists primarily of royalties paid to third party developers and foundries whose products the Company sells, and costs to distribute the product, including the cost of the media on which it is delivered. Cost of revenue from services consists primarily of costs associated with customer support, consulting and custom product development services.

The Company generally warrants that its products will function substantially in accordance with documentation provided to customers for approximately 90 days following initial delivery. The Company has not incurred any expenses related to warranty claims.

(d) Accounting For Stock-Based Compensation

The Company accounts for its employee stock plans using the intrinsic value method. The SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to Statement of Financial Accounting Standards No. 123.” disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations. The following table sets forth the pro forma amounts of net loss and net loss per share that would have resulted if the Company accounted for its employee stock plans under the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003
Net loss:
As reported	$(345)	$(917)
Deduct: Total stock based compensation expense determined under the fair value based method for all grants, net of related tax effects	201	278

Pro forma	$(546)	$(1,195)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.11)
Pro forma	$(0.06)	$(0.14)

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

For purposes of computing pro forma net loss, the Company estimates the fair value of all option or warrant grants granted to employees as of March 31, 2004 using the Black Scholes option pricing model prescribed by SFAS No. 123. Assumptions used are as follows:

	Three Months Ended March 31,
	2004	2003
Risk-free interest rates	3.01% to 3.03%	2.94%
Expected dividend yield	—	—
Expected lives	5 Years	5 Years
Expected volatility	116.14%	120.5%

(e) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places a majority of its cash investments in one highly-rated financial institution. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company’s accounts receivable. At March 31, 2004, one customer accounted for 14% of the Company’s accounts receivable. The Company does not have any off-balance sheet risks as of March 31, 2004. At March 31, 2003, two customers accounted for 21% and 11%, respectively, of the Company’s accounts receivable. For the three months ended March 31, 2004 and 2003, no single customer accounted for 10% or more of the Company’s consolidated revenue.

(f) Goodwill and other intangible assets (in thousands)

Goodwill consists of the following:

	March 31, 2004	December 31, 2003
Acquisition of Type Solutions, Inc.	$228	$228
Acquisition of Alaras Corporation.	499	499

Total Goodwill	$727	$727

The Company follows the accounting and reporting requirements for goodwill and other intangible assets as required by SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. The Company has established and allocated goodwill to each of the following reporting units: Type and Publishing. The carrying amounts of goodwill attributable to each reporting unit are as follows:

	March 31, 2004	December 31, 2003
Type	$228	$228
Publishing	499	499

	$727	$727

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense for finite-lived intangible assets for the three months ended March 31, 2004 and 2003 was $23 and $19, respectively. Estimated amortization for the remainder of 2004 and the five succeeding years follows:

2004 (remainder)	$66
2005	73
2006	49
2007	28
2008	15
2009	—

$231

(g) Recently Issued Accounting Standards

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and, in December 2003, issued a revision to that interpretation. FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN No. 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The Company adopted FIN No. 46 in the year ended December 31, 2003, and FIN No. 46R in the first quarter of 2004 for non-special purpose entities created prior to February 1, 2003. The Company’s adoption of FIN No. 46 and FIN No. 46R has not had and is not expected to have, a significant effect on the Company’s financial position or its results of operations.

(2) Income (Loss) Per Share (in thousands)

Basic earnings or loss per share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the effect of the conversion of potentially dilutive securities, such as stock options, based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. As a result there is no difference between the Company’s basic and diluted loss per share for the three month periods ended March 31, 2004 and 2003.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

If the Company had reported a profit for these periods, the potential common shares would have increased the weighted average shares outstanding by 914 and 252 shares for the three months ended March 31, 2004 and 2003, respectively. In addition, there were warrants and options outstanding to purchase 571 and 1,828 shares at March 31, 2004 and 2003, respectively, that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company’s common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(3) Investment (in thousands, except percentages)

On March 13, 1998, the Company made a $500 or 25% equity investment, accounted for under the equity method, in DiamondSoft, Inc. (“DiamondSoft”), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. During the year ended December 31, 2001, the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream’s ownership percentage to 31.7% at December 31, 2001, which remained unchanged until July 1, 2003 when in connection with the acquisition of DiamondSoft by Extensis, a wholly owned subsidiary of Celartem Technology USA, Inc., the Company sold its shares in DiamondSoft to Extensis in a cash transaction resulting in a realized and recognized gain on its investment of $399. The Company’s investment in DiamondSoft as of the June 30, 2003 Balance Sheet was $940 and the Company received $1,339 in cash from this transaction on July 1, 2003. In addition, the purchase agreement called for $300 of the purchase price to be placed in escrow to provide security for escrow and indemnification obligations as set forth in the purchase agreement. The Company has deferred recognition of its $90 share of this escrow balance until such time as the amount to be received is fixed and determinable. The Gain on this investment for the three month period ended March 31, 2003 related to the Company’s investment in DiamondSoft of $93 is included in the accompanying consolidated statements of operations.

(4) Accrued Expenses, (in thousands)

Accrued expenses consist of the following:

	March 31, 2004	December 31, 2003
Accrued royalties	$405	$340
Payroll and other compensation	497	320
Accrued professional and consulting services	166	182
Other	44	35

Total	$1,112	$877

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5) Geographical Reporting (in thousands):

The Company attributes revenue to different geographical areas on the basis of the location of the customer. All of the Company’s product sales for the three-month periods ended March 31, 2004 and 2003 were shipped from its headquarters located in the United States or its office located in Cheltenham, England. The Cheltenham sales office was closed on March 31, 2003.

Revenue by geographic area is as follows:

	Three Months Ended March 31,
	2004	2003
*Revenue:
United States	$2,101	$1,531
Japan	171	210
United Kingdom	134	110

Other (Countries less than 5% individually, by Region):
Europe, excluding specific countries listed above	240	131
Asia, excluding specific countries listed above	44	2
Other	40	48

Total revenue	$2,730	$2,032

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce revenue is all included as attributable to the United States.

All of the Company’s long-lived tangible assets are located in the United States of America. The Cheltenham sales office was closed on March 31, 2003 and all long-lived assets of that office were liquidated.

(6) Commitments and contingencies (in thousands):

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

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue and is recorded under our cost of license revenue on our consolidated Statement of Operations.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Guarantees

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

Legal Actions

On June 24, 2003, Agfa Monotype Corporation and International Typeface Corporation filed a complaint in the U.S. District Court for the Northern District of Illinois Eastern Division claiming that the Company, through its TrueDoc software, infringes trademarks and copyrights and violates the Digital Millennium Copyright Act. The complaint fails to identify any of the plaintiffs’ trademarks or copyrights that have been allegedly infringed and does not specify any amount of monetary damages. The plaintiffs seek injunctive relief, but do not make any statement that any of the alleged acts have actually taken place. The Company is contesting these claims.

From time to time, in addition to the infringement case identified above, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters.

In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of March 31, 2004 no liability has been recorded. Litigation is inherently unpredictable and it is possible that the Company’s Financial Position, cash flows, or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

Bitstream Inc. (“Bitstream”) together with its subsidiaries (collectively, the “Company”) develop and market software products and technologies to enhance the creation, transport, viewing and printing of electronic documents. Bitstream enables customers worldwide to render high-quality text, browse the Web on wireless devices, select from the largest collection of fonts online, and customize documents over the Internet. Its product lines include font technology, browsing technology, e-commerce technology and publishing technology.

The Company maintains executive offices at 245 First Street, 17th Floor, Cambridge, Massachusetts 02142. Our telephone number is 617-497-6222. We maintain a Web site at www.bitstream.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC Web site at www.sec.gov.

CRITICAL ACCOUNTING POLICIES

We incorporate by reference the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 30, 2004. No changes have been made to these policies since December 31, 2003.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of the Company’s products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company’s filings with the Securities and Exchange Commission (“SEC”), including those risks and uncertainties discussed under the Forward Looking Statements section in the Company’s Annual Report filed with the SEC on Form 10-K on March 30, 2004. The forward-looking statements contained herein represent the Company’s judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements. Management undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

RESULTS OF OPERATIONS (in thousands, except percentages)

Revenue and Gross Profit:

	Three Months Ended March 31,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$2,284	83.7%	$1,744	85.8%	$540	31.0%
Services	446	16.3	288	14.2	158	54.9

Total revenue	2,730	100.0	2,032	100.0	698	34.4

Cost of Revenue
Software licenses	681	29.8	539	30.9	142	26.3
Services	180	40.4	137	47.6	43	31.4

Total cost of revenue	861	31.5	676	33.3	185	27.4

Gross Profit	$1,869	68.5%	$1,356	66.7%	$513	37.8%

The increase in revenue for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was attributable to an increase in revenue for all of the Company’s product lines.

The Company’s recognizes license revenue from direct sales and licensing agreements of its products and products from third parties including e-commerce sales made via the Company’s Web sites, licensing agreements with OEMs and ISVs, and from the resale of its products through various resellers. Reseller revenue is recognized if collection is probable, upon notification from the reseller that it has sold the product or if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts, font technology and the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and for each of the three months ended March 31, 2004 and 2003 was $3. There are minimal costs associated with the referral revenue, which represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database, and the Company expenses those costs as incurred. The increase in cost of license revenue for the three months ended March 31, 2004 was due to increased royalty, shipping, and credit card processing expenses in connection with the Company’s increased e-commerce sales. Cost of revenue for the Company includes royalties and fees paid to third parties for the development or license of rights to technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

License revenue from OEMs and ISVs increased $48 to $612 for the three months ended March 31, 2004 as compared to $564 for the three months ended March 31, 2003. License revenue from direct sales increased $349 to $1,460 for the three months ended March 31, 2004 as compared to $1,111 for the three months ended March 31, 2003. License revenue from resellers increased $143 to $212 for the three months ended March 31, 2004 as compared to $69 for the three months ended March 31, 2003.

Service revenue for the three months ended March 31, 2004 increased as compared to service revenue for the three months ended March 31, 2003 because of increased customer support and training revenue resulting from an increase in the Company’s customer base. The increase in cost of services revenue for the three months ended March 31, 2004 was primarily due to an increase in customer consolidation resources for the publishing product line.

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

Marketing and Selling:

	Three Months Ended March 31,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$693	25.4%	$720	35.4%	$(27)	(3.8)%

Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel expenses and facilities costs related to sales and marketing personnel, as well as, marketing program related costs including trade shows and advertising.

The decrease in marketing and selling expenses for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was due to decreases in facility related costs associated with the Company’s new leased offices of $21 and travel expenses of $24 primarily related to a temporary increase during the first quarter of 2003 in travel and relocation costs for the former General Manager of the Company’s Pageflex subsidiary. These decreases were partially offset by an increase in professional services including those of a marketing consultant of $18.

Research and Development (“R&D”):

	Three Months Ended March 31,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Research and development	$1,030	37.7%	$1,043	51.3%	$(13)	(1.2)%

R&D expenses consist primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management.

The decrease in R&D expense for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 was primarily the result of decreases in facility costs from the Company’s new office lease.

General and Administrative (“G&A”):

	Three Months Ended March 31,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
General and administrative	$491	18.0%	$572	28.1%	$(81)	(14.2)%

G&A expenses consist primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance.

G&A expenses for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003 decreased primarily due to decreases in salaries and leased facility costs of $80 and $31,

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

respectively, as well as, decreases from the non-recurrence of expenses incurred during the first quarter of 2003 associated with the closure of the Company’s UK sales office and fees associated with the transfer of the Company’s stock from the NASDAQ/NM to the NASDAQ SmallCap Market of $18 and $46, respectively. These decreases were partially offset by an increase in legal costs of $84 primarily incurred to defend against certain trademark infringement lawsuits.

Gain on Investment in DiamondSoft, Inc.:

	Three Months Ended March 31,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Gain on investment in DiamondSoft, Inc.	$—	—%	$93	4.6%	$(93)	(100.0)%

In March 1998, the Company made a $500 equity investment in DiamondSoft, Inc. (“DiamondSoft”) representing a 25% ownership interest. During the year ended December 31, 2001, the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream’s ownership percentage to 31.7%. This ownership percentage remained at 31.7% through June 30, 2003, when the Company sold its shares in DiamondSoft to Extensis for $1,339 in cash. The gain above represents the Company’s pro rata share of DiamondSoft’s net income for the three months ended March 31, 2003. Further discussion can be found in Note 3 in the Notes to the Consolidated Financial Statements included herewith.

Other income (expense), net:

	Three Months Ended March 31,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Other income (expense), net	$28	1.0%	$(10)	0.5%	$38	380.0%

Other income for the three months ended March 31, 2004 and 2003 includes interest income earned on cash and money market instruments net of interest expense. In addition, other income for the three months ended March 31, 2003 consists of a loss on the disposition of assets related to the closure of the UK sales office of $(20).

Provision for income taxes:

	Three Months Ended March 31,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Provision for Income Taxes	$28	1.0%	$21	1.0%	$7	33.3%

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

PART I, ITEM 2, MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, continued

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of the Company’s MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of the Company’s investment in DiamondSoft to Extensis in July of 2003. As of March 31, 2004, the Company had net working capital of $3,269 versus $3,506 at December 31, 2003.

The Company used cash of approximately $133 and $785 to fund its operations during the three months ended March 31, 2004 and 2003, respectively. After adjustment for non-cash expenses the Company used $277 and $916 in cash during the three months ended March 31, 2004 and 2003, respectively. Changes in operating assets and liabilities resulted in cash savings of $144 and $131 for the three-month periods ended March 31, 2004 and 2003, respectively. The Company’s investing activities for the three months ended March 31, 2004 and 2003 used cash to acquire additional property and equipment, and intangible assets of $34 and $57, respectively. The Company’s financing activities provided cash of $5 and $0 for the three months ended March 31, 2004 and 2003, respectively, from the exercise of stock options.

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

As of March 31, 2004, the Company had no material commitments for capital expenditures. From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company’s business. Any such transactions consummated may use a portion of the Company’s working capital or require the issuance of equity or debt.

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

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense is recorded under our cost of license revenue on our consolidated Statement of Operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities” and, in December 2003, issued a revision to that interpretation. FIN No. 46R replaces FIN No. 46 and addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. A variable interest entity (VIE) is defined as (a) an ownership, contractual or monetary interest in an entity where the ability to influence financial decisions is not proportional to the investment interest, or (b) an entity lacking the invested capital sufficient to fund future activities without the support of a third party. FIN No. 46R establishes standards for determining under what circumstances VIEs should be consolidated with their primary beneficiary, including those to which the usual condition for consolidation does not apply. The Company adopted FIN No. 46 in the year ended December 31, 2003, and FIN No. 46R in the first quarter of 2004 for non-special purpose entities created prior to February 1, 2003. The Company’s adoption of FIN No. 46 and FIN No. 46R has not had and is not expected to have, a significant effect on the Company’s financial position or its results of operations.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of March 31, 2004 the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been, and is expected to continue to be, modest due to the fact that its international subsidiaries are inactive with the closing of the Company’s last foreign sales office on March 31, 2003. International subsidiary operating results are translated into U.S. dollars and consolidated for reporting purposes. Currently the Company does not engage in foreign currency hedging activities.

PART 1, ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2004, each of Anna Chagnon, President and Chief Executive Officer, and James Dore, the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that information required to be disclosed by the Company in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10Q.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Company’s management, including its Chief Executive Officer, and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 24, 2003, Agfa Monotype Corporation and International Typeface Corporation filed a complaint in the U.S. District Court for the Northern District of Illinois Eastern Division claiming that the Company, through its TrueDoc software, infringes trademarks and copyrights and violates the Digital Millennium Copyright Act. The complaint fails to identify any of the plaintiffs’ trademarks or copyrights that have been allegedly infringed and does not specify any amount of monetary damages. The plaintiffs seek injunctive relief, but do not make any statement that any of the alleged acts have actually taken place. The Company is contesting these claims.

From time to time, in addition to the infringement case identified above, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters.

In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of March 31, 2004 no liability has been recorded. Litigation is inherently unpredictable and it is possible that the Company’s Financial Position, cash flows, or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

(a)	Instruments defining the rights of the holders of any class of registered securities of the Company have not been materially modified during the three months ended March 31, 2004.

(b)	Rights evidenced by any class of registered securities of the Company have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended March 31, 2004.

(c)	There were no unregistered securities sold by the Company during the three months ended March 31, 2004.

(d)	There were no repurchases by the Company of its equity securities during the three months ended March 31, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended March 31, 2004.

ITEM 5. OTHER INFORMATION

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved during any reporting period by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor. All non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. During the three months ended March 31, 2004, the Audit Committee approved tax fees for professional services related to tax compliance, tax advice, and tax planning for 2004 of $35,000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

30	CERTIFICATIONS

31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and President, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

PART II - SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.
(Registrant)

SIGNATURE	TITLE	DATE

/s/ Anna M. Chagnon Anna M. Chagnon	President and Chief Executive Officer (Principal Executive Officer)	May 17, 2004

/s/ James P. Dore James P. Dore	Vice President and Chief Financial Officer (Principal Accounting Officer)	May 17, 2004