Form 10-Q
period 2004-06-30
BITSTREAM INC
filed 2004-08-16
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

or

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

On August 11, 2004, there were 8,651,779 shares of Class A Common Stock, par value $0.01 per share issued, including 125,809 issued and designated as treasury shares, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$4,167	$4,367
Accounts receivable, net of allowance of $26 at June 30, 2004 and December 31, 2003	891	1,016
Prepaid expenses and other current assets	145	61

Total current assets	5,203	5,444

Property and equipment, net	316	347

Other assets:
Restricted cash	250	250
Goodwill	727	727
Intangible assets	214	243

Total other assets	1,191	1,220

Total assets	$6,710	$7,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$342	$513
Accrued expenses	887	877
Current portion of deferred revenue	716	547

Total current liabilities	1,945	1,937

Deferred rent	202	135

Total liabilities	2,147	2,072

Commitments and contingencies (Note 6)
Stockholders’ equity :
Preferred stock, $0.01 par value Authorized - 6,000 shares Issued and outstanding- 0 at June 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value Authorized - 30,500 shares Issued and outstanding- 8,652 and 8,573 at June 30, 2004 and December 31, 2003,respectively	86	86
Additional paid-in capital	32,680	32,551
Accumulated deficit	(27,843)	(27,338)
Treasury stock, at cost; 126 shares as of June 30, 2004 and December 31, 2003	(360)	(360)

Total stockholders’ equity	4,563	4,939

Total liabilities and stockholders’ equity	$6,710	$7,011

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenue:
Software licenses	$2,357	$2,486	$4,641	$4,230
Services	450	267	896	555

Total revenue	2,807	2,753	5,537	4,785

Cost of revenue:
Software licenses	796	609	1,477	1,148
Services	195	114	375	251

Cost of revenue	991	723	1,852	1,399

Gross profit	1,816	2,030	3,685	3,386

Operating expenses:
Marketing and selling	682	605	1,375	1,325
Research and development	940	959	1,970	2,002
General and administrative	439	426	930	998

Total operating expenses	2,061	1,990	4,275	4,325

Operating (loss) income	(245)	40	(590)	(939)

Gain on investment in DiamondSoft, Inc.	91	99	91	192
Interest and other income (expense),net	15	21	43	11

(Loss) income before provision for income taxes	(139)	160	(456)	(736)
Provision for income taxes	21	28	49	49

Net (loss) income	$(160)	$132	$(505)	$(785)

Basic net (loss) income per share	$(0.02)	$0.02	$(0.06)	$(0.09)

Diluted net (loss) income per share	$(0.02)	$0.01	$(0.06)	$(0.09)

Basic weighted average shares outstanding	8,483	8,349	8,466	8,349

Diluted weighted average shares outstanding	8,483	8,901	8,466	8,349

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Six Months Ended June 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(505)	$(785)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	88	99
Amortization	46	39
Gain on investment in DiamondSoft, Inc.	(91)	(192)
Loss on disposal of property and equipment	—	20
Changes in operating assets and liabilities:
Accounts receivable	125	(627)
Income tax receivable	—	134
Prepaid expenses and other assets	(84)	(18)
Accounts payable	(171)	118
Accrued expenses	68	(112)
Deferred revenue	169	(68)
Other long term liabilities	67	—

Net cash used in operating activities	(288)	(1,392)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in DiamondSoft	91	—
Restricted Cash	—	300
Purchases of property and equipment, net	(57)	(68)
Additions to intangible assets	(17)	(21)

Net cash used in investing activities	17	211

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	71	—

Net cash provided by financing activities	71	—

Net Decrease in Cash and Cash Equivalents	(200)	(1,181)
Cash and Cash Equivalents, beginning of period	4,367	4,828

Cash and Cash Equivalents, end of period	$4,167	$3,647

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$1
Cash paid (received) for income taxes	$43	$(97)
Stock option compensation reclassified from Accrued Expenses to additional Paid-in Capital	$58	$—

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

(1) Significant Accounting Policies

Bitstream Inc. (“Bitstream”) together with its subsidiaries (collectively, the “Company”) develop and market software products and technologies to enhance the creation, transport, viewing and printing of electronic documents. Bitstream enables customers worldwide to render high-quality text, browse the Web on wireless devices, select from the largest collection of fonts online, and customize documents over the Internet. Its product lines include fonts and font technology, browsing technology, and publishing technology.

(a) Basis of Presentation

The consolidated financial statements of the Company presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 2003 has been derived from the Company’s audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K, which was filed by the Company with the SEC on March 30, 2004. The balance sheet as of June 30, 2004, the statements of operations for the three and six month periods ended June 30, 2004 and 2003, the statements of cash flows for the six months ended June 30, 2004 and 2003, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company for these interim periods.

The results of operations for the six months ended June 30, 2004 may not necessarily be indicative of the results to be expected for the year ending December 31, 2004.

(b) Disclosures about Segments of an Enterprise

In connection with a recent reorganization of its sales and marketing forces and the elimination of the General Manager position for its Pageflex, Inc. subsidiary, the Company reassessed its segment disclosure requirements under SFAS No. 131 “Disclosure about Segments of an Enterprise and Related information.” As a result of these changes, during 2004, the Company has changed the manner in which it measures and reports its financial results and reports to the Board of Directors. Prior to January 1, 2004 the Company’s CEO, its chief operating decision-maker, assessed individual performances based upon discreet financial information on three segments: Type, MyFonts, and Pageflex. The Company now views its operations and manages its business as principally one segment with three major product lines: fonts and font technology, browsing, and publishing. Prior year segment disclosure has been modified to conform with the current year classification.

(c) Revenue Recognition (in thousands)

The Company derives revenues from the license of its software products, professional consulting, and support and maintenance services. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS, continued

Sources of licensing fees and royalty revenue include: (1) Original Equipment Manufacturer (“OEM”) and Independent Software Vendor (“ISV”) customers for text imaging and page layout technologies; (2) direct and indirect licenses of software publishing applications for the creation, enhancement, management, transport, viewing and printing of electronic information; (3) direct sales of custom design and consulting services to end users such as graphic artists, desktop publishers and corporations; and (4) sales of fonts and page layout technologies to foreign customers primarily through distributors.

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

The Company recognizes license revenue from the resale of its products through various resellers. Resellers may sell the Company’s products in either an electronic format or CD format. Revenue is recognized if collection is probable, upon notification from the reseller that it has sold the product or if for a CD product, upon delivery of the software.

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and when collection is probable. Provisions for any estimated losses on uncompleted contracts are made in the period in which such losses become probable. Revenue related to extended payment programs is recognized when payment becomes due to the Company. End user sales include e-commerce revenue generated from the Company’s Web sites from the licensing of Bitstream fonts, font technology and the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and for the three months ended June 30, 2004 and 2003 was $3 and $4, respectively. Referral income for the six months ended June 30, 2004 and 2003 was $7 and $8, respectively. There are minimal costs associated with the Referral Fee program, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. The Company expenses those costs as incurred.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Deferred revenue includes unearned software maintenance revenue, certain prepaid royalties and advance billings under software development contracts and page layout technology licenses.

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

(d) Accounting For Stock-Based Compensation

The Company accounts for its employee stock plans using the intrinsic value method. The SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to Statement of Financial Accounting Standards No. 123.” disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations. The following table sets forth the pro forma amounts of net loss and net loss per share that would have resulted if the Company accounted for its employee stock plans under the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net( loss) income:
As reported	$(160)	$132	$(505)	$(785)
Deduct: Total stock based compensation expense determined under the fair value based method for all grants, net of related tax effects	212	265	413	543

Pro forma	$(372)	$(133)	$(918)	$(1,328)

Basic net (loss) income per share:
As reported	$(0.02)	$0.02	$(0.06)	$(0.09)
Pro forma	$(0.04)	$(0.02)	$(0.11)	$(0.16)
Diluted net (loss) income per share:
As reported	$(0.02)	$0.01	$(0.06)	$(0.09)
Pro forma	$(0.04)	$(0.02)	$(0.11)	$(0.16)

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For purposes of computing pro forma net loss, the Company estimates the fair value of all option or warrant grants to employees outstanding as of June 30, 2004 using the Black Scholes option pricing model prescribed by SFAS No. 123. Assumptions used are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rates	3.87%	2.5%	3.37% -3.87%	2.50% to 2.94%
Expected dividend yield	—	—	—	—
Expected lives	5 Years	5 Years	5 Years	5 Years
Expected volatility	116.1%	120.2%	116.1%	120.2%-120.5%

(e) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places a majority of its cash investments in one highly-rated financial institution. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company’s accounts receivable. At June 30, 2004, one customer accounted for 11% of the Company’s accounts receivable. The Company does not have any off-balance sheet risks as of June 30, 2004. At December 31, 2003 one customer accounted for 21% of the Company’s accounts receivable. No single customer accounted for 10% or more of the Company’s consolidated revenue for either the three or six month periods ended June 30, 2004 or June 30, 2003.

(f) Goodwill and other intangible assets (in thousands)

Goodwill consists of the following:

	June 30, 2004	December 31, 2003
Acquisition of Type Solutions, Inc.	$228	$228
Acquisition of Alaras Corporation.	499	499

Total Goodwill	$727	$727

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

	June 30, 2004	December 31, 2003
Type	$228	$228
Publishing	499	499

	$727	$727

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortization expense for finite-lived intangible assets for the three months ended June 30, 2004 and 2003 was $23 and $20, respectively. Amortization expense for finite-lived intangible assets for the six months ended June 30, 2004 and 2003 was $46 and $39, respectively. Estimated amortization for the remainder of 2004 and the five succeeding years follows:

2004 (remainder)	$44
2005	74
2006	50
2007	29
2008	16
2009	1

$214

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

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supersedes Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 also incorporated certain sections of the SEC’s “Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers” document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted average shares outstanding	8,483	8,349	8,466	8,349
Dilutive effect of options	—	528	—	—
Dilutive effect of warrants	—	24	—	—

Shares used to compute diluted net income (loss) per share	8,483	8,901	8,466	8,349

If the Company had reported a profit for the three and six month periods ended June 30, 2004, potential common shares would have increased the weighted average shares outstanding by 633 and 784, respectively and if the Company had reported a profit for the six months ended June 30, 2003, potential common shares would have increased the weighted average shares outstanding by 395. In addition, there were warrants and options outstanding to purchase 572 and 568 shares for the three months and six months ended June 30, 2004, respectively, and 771 shares for the three months and six months ended June 30, 2003, that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company’s common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(3) Investment (in thousands, except percentages)

On March 13, 1998, the Company made a $500 or 25% equity investment, accounted for under the equity method, in DiamondSoft, Inc. (“DiamondSoft”), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. During the year ended December 31, 2001, the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream’s ownership percentage to 31.7% at December 31, 2001, which remained unchanged until July 1, 2003 when in connection with the acquisition of DiamondSoft by Extensis, a wholly owned subsidiary of Celartem Technology USA, Inc., the Company sold its shares in DiamondSoft to Extensis in a cash transaction resulting in a realized and recognized gain on its investment of $399. The Company’s investment in DiamondSoft as of the June 30, 2003 Balance Sheet was $940 and the Company received $1,339 in cash from this transaction on July 1, 2003. In addition, the purchase agreement called for $300 of the purchase price to be placed in escrow to provide security for escrow and indemnification obligations as set forth in the purchase agreement. The Company deferred recognition of its $91 share of this escrow balance until June 30, 2004 when the amount to be received became fixed and determinable. The Gain on this investment for the three and six month periods ended June 30, 2004 related to the Company’s investment in DiamondSoft of $91 and for the three and six month periods ended June 30, 2003 of $99 and $192, respectively, are included in the accompanying consolidated statements of operations.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4) Accrued Expenses, (in thousands)

Accrued expenses consist of the following:

	June 30, 2004	December 31, 2003
Accrued royalties	311	$340
Payroll and other compensation	405	320
Accrued professional and consulting services	137	182
Other	34	35

Total	887	$877

(5) Geographical Reporting (in thousands):

The Company attributes revenue to different geographical areas on the basis of the location of the customer. All of the Company’s product sales for the three and six month periods ended June 30, 2004 and 2003 were shipped from its headquarters located in the United States or its office located in Cheltenham, England. The Cheltenham sales office was closed on March 31, 2003.

Revenue by geographic area is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
*Revenue:
United States	$2,340	$2,204	$4,441	$3,735
Japan	144	181	315	391
United Kingdom	95	205	230	315
Other (Countries less than 5% individually, by Region):
Europe, excluding specific countries listed above	162	104	401	235
Asia, excluding specific countries listed above	38	—	82	2
Other, including Canada	28	59	68	107

Total revenue	$2,807	$2,753	$5,537	$4,785

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce revenue is all included as attributable to the United States.

All of the Company’s long-lived tangible assets are located in the United States of America. The Cheltenham sales office was closed on March 31, 2003 and all long-lived assets of that office were liquidated.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue and is recorded as cost of license revenue on our consolidated Statement of Operations

Guarantees

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims based on these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

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

In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of June 30, 2004 no liability for legal claims has been recorded. Litigation is inherently unpredictable and it is possible that the Company’s financial position, cash flows, or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

Bitstream Inc. (“Bitstream”) together with its subsidiaries (collectively, the “Company”) develop and market software products and technologies to enhance the creation, transport, viewing and printing of electronic documents. Bitstream enables customers worldwide to render high-quality text, browse the Web on wireless devices, select from the largest collection of fonts online, and customize documents over the Internet. Its product lines include fonts and font technology, browsing technology, and publishing technology.

In connection with a recent reorganization of its sales and marketing group, and the elimination of the General Manager position for its Pageflex, Inc. subsidiary, the Company reassessed its segment disclosure requirements under SFAS No. 131 “Disclosure about Segments of an Enterprise and Related Information.” As a result of these changes, during 2004, the Company has changed the manner in which it measures and reports its financial results and reports to the Board of Directors. Prior to January 1, 2004 the Company’s CEO, its chief operating decision-maker, assessed individual performances based upon discreet financial information for three segments: Type, MyFonts, and Pageflex. The Company now views its operations and manages its business as principally one segment with three major product lines: fonts and font technology, browsing, and publishing. Prior year segment disclosure has been modified to conform with the current year classification.

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

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of the Company’s products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company’s filings with the Securities and Exchange Commission (“SEC”), including those risks and uncertainties discussed under

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

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

RESULTS OF OPERATIONS (in thousands, except percentages)

Revenue and Gross Profit:

	Three Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$2,357	84.0%	$2,486	90.3%	$(129)	(5.2)%
Services	450	16.0	267	9.7	183	68.5

Total revenue	2,807	100.0	2,753	100.0	54	2.0

Cost of Revenue
Software licenses	796	33.8	609	24.5	187	30.7
Services	195	43.3	114	42.7	81	71.1

Total cost of revenue	991	35.3	723	26.3	268	37.1

Gross Profit	$1,816	64.7%	$2,030	73.7%	$(214)	(10.5)%

	Six Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$4,641	83.8%	$4,230	88.4%	$411	9.7%
Services	896	16.2	555	11.6	341	61.4

Total revenue	5,537	100.0	4,785	100.0	752	15.7

Cost of Revenue
Software licenses	1,477	31.8	1,148	27.1	329	28.7
Services	375	41.9	251	45.2	124	49.4

Total cost of revenue	1,852	33.4	1,399	29.2	453	32.4

Gross Profit	$3,685	66.6%	$3,386	70.8%	$299	8.8%

The decrease in license revenue for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was attributable to a decrease in license revenue across all of the Company’s product lines. The increase in services revenue for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was attributable to increases in revenue from maintenance contracts and revenue related to consulting and training for the Company’s font and publishing technologies. The increases in license and service revenue for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 were also across all product lines.

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

License revenue from OEMs and ISVs decreased $378 to $535 for the three months ended June 30, 2004 as compared to $913 for the three months ended June 30, 2003. License revenue from direct sales, which include e-commerce sales, increased $138 to $1,589 for the three months ended June 30, 2004 as compared to $1,451 for the three months ended June 30, 2003. License revenue from resellers increased $111 to $233 for the three months ended June 30, 2004 as compared to $122 for the three months ended June 30, 2003. License revenue from OEMs and ISVs decreased $330 to $1,148 for the six months ended June 30, 2004 as compared to $1,478 for the six months ended June 30, 2003. License revenue from direct sales, which include e-commerce sales, increased $488 to $3,049 for the six months ended June 30, 2004 as compared to $2,561 for the six months ended June 30, 2003. License revenue from resellers increased $253 to $444 for the six months ended June 30, 2004 as compared to $191 for the six months ended June 30, 2003.

The Company recognizes license revenue from direct sales and licensing agreements of its products and products from third parties including e-commerce sales made via the Company’s Web sites, licensing agreements with OEMs and ISVs, and from the resale of its products through various resellers. Reseller revenue is recognized if collection is probable, upon notification from the reseller that it has sold the product or if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and for the three months ended June 30, 2004 and 2003 was $3 and $4, respectively. Referral income for the six months ended June 30, 2004 and 2003 was $7 and $8, respectively. There are minimal costs associated with the referral revenue, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. The Company expenses those costs as incurred.

The increases in cost of license revenue for the three and six month periods ended June 30, 2004 as compared to the same periods ended June 30, 2003 were primarily due to increased royalty, shipping, and credit card processing expenses in connection with the Company’s increased e-commerce sales. The increases in costs of services revenue for the three and six month periods ended June 30, 2004 as compared to the same periods ended June 30, 2003 were primarily due to and an increase in customer consulting resources for the publishing product line. Cost of revenue for the Company includes royalties and fees paid to third parties for the development or license of rights to technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

Marketing and Selling:

	Three Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$682	24.3%	$605	22.0%	$77	12.7%

	Six Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$1,375	24.8%	$1,325	27.7%	$50	3.8%

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Sales and marketing expenses consist primarily of salaries and benefits, commissions, travel expenses and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising.

The increase in marketing and sales expenses for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was primarily the result of an increase in sales personnel and commissions paid to sales personnel of $74. This increase in sales personnel costs and commissions plus an increase of $18 for marketing consultant services during the six months ended June 30, 2004 were the cause of the increase in marketing and selling expenses for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003. These increased costs were partially offset by a decrease during the first quarter of 2004 of $21 in facility related costs associated with the Company’s new leased offices and by a decrease in travel expenses of $24 which were incurred during the first quarter of 2003 and related to travel and relocation costs for the former General Manager of the Company’s Pageflex subsidiary.

Research and Development (“R&D”):

	Three Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Research and development	$940	33.5%	$959	34.8%	$(19)	(2.0)%

	Six Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Research and development	$1,970	35.6%	$2,002	41.8%	$(32)	(1.6)%

R&D expenses consist primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management.

The decrease in R&D expense for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 was primarily the result of decreases in salary and facility costs and a decrease in the utilization of customer consulting personnel on R&D projects. These decreases were partially offset by an increase of $27 in the costs of contracted third parties. The decreases for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 included additional savings from reduced facility costs resulting from the Company’s new office lease.

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

General and Administrative (“G&A”):

	Three Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
General and administrative	$439	15.6%	$426	15.5%	$13	3.1%

	Six Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
General and administrative	$930	16.8%	$998	20.9%	$(68)	(6.8)%

G&A expenses consist primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance.

G&A expenses increased for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 primarily due to legal costs of $62 incurred to defend against certain trademark infringement lawsuits. This increase was partially offset by decreases in leased facility costs and contracted professional services. G&A expenses for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003 decreased primarily due to decreases in salaries of $94 and leased facility costs of $78, as well as, a decrease in non-recurring fees associated with the transfer of the Company’s stock from the NASDAQ/NM to the NASDAQ SmallCap Market of $46 incurred during the first quarter of 2003. These decreases were partially offset by increased legal costs of $149 primarily incurred to defend against certain trademark infringement lawsuits.

Gain on Investment in DiamondSoft, Inc.:

	Three Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Gain on investment in DiamondSoft, Inc.	$91	3.2%	$99	3.6%	$(8)	(8.1)%

	Six Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Gain on investment in DiamondSoft, Inc.	$91	1.6%	$192	4.0%	$(101)	(52.6)%

In March 1998, the Company made a $500 equity investment in DiamondSoft, Inc. (“DiamondSoft”) representing a 25% ownership interest. During the year ended December 31, 2001, the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream’s ownership percentage to 31.7%. This ownership percentage remained at 31.7% through June 30, 2003, when the Company sold its shares in DiamondSoft to Extensis for $1,339 in cash. The gains for the

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

three and six month periods ended June 30, 2004 represents the release of the Company’s portion of an escrow account that was established at the time of sale to cover any claims arising from certain representations made in connection with the sale. The gains for the three and six month periods ended June 30, 2003 represents the Company’s pro rata share of DiamondSoft’s net income for those periods. Further discussion can be found in Note 3 in the Notes to the Consolidated Financial Statements included herewith.

Other income (expense), net:

	Three Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Other income (expense), net	$15	0.5%	$21	0.8%	$(6)	(28.6)%

	Six Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Other income (expense), net	$43	0.8%	$11	0.2%	$32	290.9%

Other income for the three and six month periods ended June 30, 2004 and 2003 includes interest income earned on cash and money market instruments net of interest expense. In addition, other income for the six months ended June 30, 2003 consists of a loss on the disposition of assets related to the closure of the UK sales office of $(20).

Provision for income taxes:

	Three Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Provision for Income Taxes	$21	0.7%	$28	1.0%	$(7)	(25.0)%

	Six Months Ended June 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Provision for Income Taxes	$49	0.9%	$49	1.0%	$—	—%

The provision for income taxes consists primarily of foreign income taxes. Foreign taxes vary with Type OEM license royalties from customers in countries who have signed tax conventions with the United States including Japan, Korea, and Poland, and also with the results of operations from the Company’s location in the United Kingdom prior to its closure on March 31, 2003.

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of the Company’s MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of the Company’s investment in DiamondSoft to Extensis in July of 2003. As of June 30, 2004, the Company had net working capital of $3,258 as compared to $3,506 at December 31, 2003.

The Company used cash of approximately $288 and $1,392 to fund its operations during the six months ended June 30, 2004 and 2003, respectively. This cash was used primarily to fund the Company’s net losses, which after adjustment for non-cash expenses used $462 and $819 in cash during the six months ended June 30, 2004 and 2003, respectively. Changes in operating assets and liabilities resulted in cash savings of $174 for the six months ended June 30, 2004 and cash used of $573 for the six months ended June 30, 2003. The Company’s investing activities for the six months ended June 30, 2004 and 2003 used cash to acquire additional property and equipment and intangible assets of $74 and $89, respectively. The Company’s investing activities related to its DiamondSoft investment provided cash of $91 and $300 for the six months ended June 30, 2004 and 2003, respectively. The Company’s financing activities provided cash of $71 and $0 for the six months ended June 30, 2004 and 2003, respectively, from the exercise of stock options.

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

As of June 30, 2004, the Company had no material commitments for capital expenditures. From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company’s business. Any such transactions consummated may use a portion of the Company’s working capital or require the Company to issue additional equity securities or incur debt.

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

The Company has entered into certain agreements to pay royalties based on the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense is recorded as cost of license revenue on our consolidated Statement of Operations.

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to the Company’s products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims based on these indemnification agreements. As a result, the Company believes the estimated fair value of these agreements is minimal.

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

In December 2003, the SEC issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition”, which supercedes Staff Accounting Bulletin No. 101 (“SAB 101”), “Revenue Recognition in Financial Statements.” The primary purpose of SAB 104 is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superceded as a result of the issuance of Emerging Issues Task Force 00-21 (“EITF 00-21”), “Accounting for Revenue Arrangements with Multiple Deliverables.” SAB 104 also incorporated certain sections of the SEC’s “Revenue Recognition in Financial Statements—Frequently Asked Questions and Answers” document. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. The adoption of SAB 104 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of June 30, 2004 the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

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

PART 1, ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2004, each of Anna Chagnon, President and Chief Executive Officer, and James Dore, the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that information required to be disclosed by the Company in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of June 30, 2004 no liability for legal claims has been recorded. Litigation is inherently unpredictable and it is possible that the Company’s Financial Position, cash flows, or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

(a)	Instruments defining the rights of the holders of any class of registered securities of the Company have not been materially modified during the three months ended June 30, 2004.

(b)	Rights evidenced by any class of registered securities of the Company have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended June 30, 2004.

(c)	There were no unregistered securities sold by the Company during the three months ended June 30, 2004.

(d)	There were no repurchases by the Company of its equity securities during the three months ended June 30, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 18, 2004, the Annual Meeting of Stockholders of the Company was held at the Corporate Offices of Bitstream Inc. located at 245 First Street, 17th Floor, Cambridge, Massachusetts 02142.

(b) George B. Beitzel, Anna M. Chagnon, Amos Kaminski, David G. Lubrano, and Charles Ying were elected at the Annual Meeting to serve as directors of the Company.

(c) The following votes were tabulated on the aforementioned proposal:

1. To elect a board of five (5) directors to serve until the next Annual Meeting of Stockholders or until their respective successors are elected and qualified.

Nominee	For	Withheld Authority
George Beitzel	6,341,908	378,834
Anna M. Chagnon	6,716,192	4,550
Amos Kaminski	6,341,908	378,834
David Lubrano	6,343,672	377,070
Charles Ying	6,701,192	19,550

(d) Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved during any reporting period by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor. All non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. During the three months ended June 30, 2004, there were no matters brought forward to the Audit Committee for approval.

(b)	There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

CERTIFICATIONS
31.1	Certification of Chief Executive Officer and President required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and President, and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    None

PART II - SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.

(Registrant)

SIGNATURE	TITLE	DATE
/s/ Anna M. Chagnon	President and Chief Executive Officer (Principal Executive Officer)	August 13, 2004
Anna M. Chagnon

/s/ James P. Dore	Vice President and Chief Financial Officer (Principal Accounting Officer)	August 13, 2004
James P. Dore