Form 10-Q
period 2004-09-30
BITSTREAM INC
filed 2004-11-15
CIK 818813

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

or

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

On November 11, 2004, there were 8,735,521 shares of Class A Common Stock, par value $0.01 per share issued, including 125,809 issued and designated as treasury shares, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	September 30, 2004	December 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$4,253	$4,367
Accounts receivable, net of allowance of $26 at September 30, 2004 and December 31, 2003	679	1,016
Prepaid expenses and other current assets	183	61

Total current assets	5,115	5,444

Property and equipment, net	306	347

Other assets:
Restricted cash	250	250
Goodwill	727	727
Intangible assets	192	243

Total other assets	1,169	1,220

Total assets	$6,590	$7,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$232	$513
Accrued expenses	931	877
Deferred revenue	762	547

Total current liabilities	1,925	1,937

Deferred rent	202	135

Total liabilities	2,127	2,072

Commitments and contingencies (Note 6)
Stockholders’ equity :
Preferred stock, $0.01 par value Authorized - 6,000 shares Issued and outstanding- 0 at September 30, 2004 and December 31, 2003	—	—
Common stock, $0.01 par value Authorized - 30,500 shares Issued and outstanding- 8,707 and 8,573 at September 30, 2004 and December 31, 2003, respectively	87	86
Additional paid-in capital	32,729	32,551
Accumulated deficit	(27,993)	(27,338)
Treasury stock, at cost; 126 shares as of September 30, 2004 and December 31, 2003	(360)	(360)

Total stockholders’ equity	4,463	4,939

Total liabilities and stockholders’ equity	$6,590	$7,011

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenue:
Software licenses	$2,325	$1,975	$6,966	$6,205
Services	447	327	1,343	882

Total revenue	2,772	2,302	8,309	7,087

Cost of revenue:
Software licenses	808	587	2,285	1,735
Services	222	145	597	396

Total cost of revenue	1,030	732	2,882	2,131

Gross profit	1,742	1,570	5,427	4,956

Operating expenses:
Marketing and selling	590	730	1,965	2,055
Research and development	914	966	2,884	2,968
General and administrative	387	469	1,317	1,467

Total operating expenses	1,891	2,165	6,166	6,490

Operating loss	(149)	(595)	(739)	(1,534)

Gain on investment in DiamondSoft, Inc.	—	399	91	591
Interest and other income, net	15	10	58	21

Loss before provision for income taxes	(134)	(186)	(590)	(922)
Provision for income taxes	16	5	65	54

Net loss	$(150)	$(191)	$(655)	$(976)

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.08)	$(0.12)

Basic and diluted weighted average shares outstanding	8,551	8,377	8,495	8,359

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Nine Months Ended September 30,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(655)	$(976)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	131	145
Amortization	69	59
Gain on investment in DiamondSoft, Inc.	(91)	(591)
Loss on disposal of property and equipment	—	20
Changes in operating assets and liabilities:
Accounts receivable	337	(230)
Income tax receivable	—	134
Prepaid expenses and other assets	(122)	17
Accounts payable	(281)	415
Accrued expenses	113	1
Deferred revenue	215	(118)
Other long term liabilities	67	—

Net cash used in operating activities	(217)	(1,124)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of DiamondSoft stock	91	1,339
Restricted Cash	—	50
Purchases of property and equipment, net	(90)	(249)
Additions to intangible assets	(18)	(24)

Net cash (used in) provided by investing	(17)	1,116

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	120	82

Net cash provided by financing	120	82

Net (Decrease) increase in Cash and Cash Equivalents	(114)	74
Cash and Cash Equivalents, beginning of period	4,367	4,828

Cash and Cash Equivalents, end of period	$4,253	$4,902

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$2
Cash paid (received) for income taxes	$52	$(76)
Stock option compensation reclassified from Accrued Expenses to Additional Paid-in Capital	$58	$—

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

(1) Significant Accounting Policies

Bitstream Inc. (“Bitstream”) together with its subsidiaries (collectively, the “Company”) enable customers worldwide to render high-quality text, browse the Web on wireless devices, select from the largest collection of fonts online, and customize documents over the Internet. Its core competencies include font technology, browsing technology, and publishing technology. Visit Bitstream on the Web at http://www.bitstream.com.

(a) Basis of Presentation

The consolidated financial statements of the Company presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 2003 has been derived from the Company’s audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 included in the Company’s Annual Report on Form 10-K, which was filed by the Company with the SEC on March 30, 2004. The balance sheet as of September 30, 2004, the statements of operations for the three and nine month periods ended September 30, 2004 and 2003, the statements of cash flows for the nine months ended September 30, 2004 and 2003, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company for these interim periods.

The results of operations for the nine months ended September 30, 2004 may not necessarily be indicative of the results to be expected for the year ending December 31, 2004.

(b) Disclosures about Segments of an Enterprise

During 2004, in connection with the reorganization of its sales and marketing forces and the elimination of the General Manager position for its Pageflex, Inc. subsidiary, the Company has changed the manner in which it measures and reports its financial results and reports to the Board of Directors. Prior to January 1, 2004 the Company’s CEO, its chief operating decision-maker, assessed individual performances based upon discreet financial information on three segments: Type, MyFonts, and Pageflex. Subsequent to January 1, 2004 the Company views its operations and manages its business as principally one segment with three major product lines: fonts and font technology, browsing, and publishing. In connection with this reorganization, the Company reassessed its segment disclosure requirements under SFAS No. 131 “Disclosure about Segments of an Enterprise and Related information” and as a result, during 2004, the Company is reporting its operations as one segment. Prior year segment disclosure has been modified to conform with the current year classification.

(c) Revenue Recognition (in thousands)

The Company derives revenues from the license of its software products, and from consulting and support and maintenance services. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

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

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and when collection is probable. Revenue related to extended payment programs is recognized when payment becomes due to the Company. End user sales include e-commerce revenue generated from the Company’s Web sites from the licensing of Bitstream fonts, font technology and the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and was $3 for both the three months ended September 30, 2004 and 2003. Referral income for the nine months ended September 30, 2004 and 2003 was $10 and $11, respectively. There are minimal costs associated with the Referral Fee program, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. The Company expenses those costs as incurred.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss:
As reported	$(150)	$(191)	$(655)	$(976)
Deduct: Total stock based compensation expense determined under the fair value based method for all grants, net of related tax effects	212	263	625	806

Pro forma	$(362)	$(454)	$(1,280)	$(1,782)

Basic and diluted net loss per share:
As reported	$(0.02)	$(0.02)	$(0.08)	$(0.12)
Pro forma	$(0.04)	$(0.05)	$(0.15)	$(0.21)

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For purposes of computing pro forma net loss, the Company estimates the fair value of all option or warrant grants to employees outstanding as of September 30, 2004 using the Black Scholes option pricing model prescribed by SFAS No. 123. Assumptions used are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003*	2004	2003
Risk-free interest rates	3.37% to 3.68%	—	3.37 to 3.87%	2.50% to 2.94%
Expected dividend yield	—	—	—	—
Expected lives	5 Years	—	5 Years	5 Years
Expected volatility	112.9%	—	112.9% to 116.1%	120.2% -120.5%

*	No Grants were made during the third quarter of 2003.

(e) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places a majority of its cash investments in one highly-rated financial institution. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company’s accounts receivable. At September 30, 2004, one customer accounted for 17% of the Company’s accounts receivable. The Company does not have any off-balance sheet risks as of September 30, 2004. At December 31, 2003 one customer accounted for 21% of the Company’s accounts receivable. No single customer accounted for 10% or more of the Company’s revenue for either the three or nine month periods ended September 30, 2004 or September 30, 2003.

(f) Goodwill and other intangible assets (in thousands)

Goodwill consists of the following:

	September 30, 2004	December 31, 2003
Acquisition of Type Solutions, Inc.	$228	$228
Acquisition of Alaras Corporation	499	499

Total Goodwill	$727	$727

The Company follows the accounting and reporting requirements for goodwill and other intangible assets as required by SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. The Company has established and allocated goodwill to each of the following reporting units (product lines): Fonts and Font Technology and Publishing. The carrying amounts of goodwill attributable to each reporting unit are as follows:

	September 30, 2004	December 31, 2003
Fonts and Font Technology	$228	$228
Publishing	499	499

	$727	$727

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortization expense for finite-lived intangible assets for the three months ended September 30, 2004 and 2003 was $23 and $20, respectively. Amortization expense for finite-lived intangible assets for the nine months ended September 30, 2004 and 2003 was $69 and $59, respectively. Estimated amortization for the remainder of 2004 and the five succeeding years follows:

2004 (remainder)	$21
2005	74
2006	50
2007	29
2008	17
2009	1

$192

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(2) Income (Loss) Per Share (in thousands)

Basic earnings or loss per share is determined by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the effect of the conversion of potentially dilutive securities, such as stock options and warrants, based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. As a result there is no difference between the Company’s basic and diluted loss per share for the three month and nine month periods ended September 30, 2004 and 2003.

If the Company had reported a profit for these periods, potential common shares would have increased the weighted average shares outstanding by 1,800 and 1,238 shares for three months ended September 30, 2004 and 2003, respectively, and by 684 and 782 for the nine months ended September 30, 2004 and 2003, respectively. In addition, there were warrants and options outstanding to purchase 96 and 564 shares for the three months and nine month periods ended September 30, 2004 and 458 and 526 shares for the three and nine month periods ended September 30, 2003, respectively, that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company’s common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(3) Investment (in thousands, except percentages)

On March 13, 1998, the Company made a $500 or 25% equity investment, accounted for under the equity method, in DiamondSoft, Inc. (“DiamondSoft”), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. During the year ended December 31, 2001, the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream’s ownership percentage to 31.7% at December 31, 2001, which remained unchanged until July 1, 2003 when in connection with the acquisition of DiamondSoft by Extensis, a wholly owned subsidiary of Celartem Technology USA, Inc., the Company sold its shares in DiamondSoft to Extensis in a cash transaction resulting in a realized and recognized gain on its investment of $399. The Company’s investment in DiamondSoft as of the June 30, 2003 Balance Sheet was $940 and the Company received $1,339 in cash from this transaction on July 1, 2003. In addition, the purchase agreement called for $300 of the purchase price to be placed in escrow to provide security for escrow and indemnification obligations as set forth in the purchase agreement. The Company deferred recognition of its $91 share of this escrow balance until June 30, 2004 when the amount to be received became fixed and determinable. The gain related to the Company’s investment in DiamondSoft for the three and nine month periods ended September 30, 2004 of $0 and $91, respectively, and for the three and nine month periods ended September 30, 2003 of $399 and $591, respectively, is included in the accompanying consolidated statements of operations.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4) Accrued Expenses, (in thousands)

	September 30, 2004	December 31, 2003

Accrued expenses consist of the following:
Accrued royalties	$333	$340
Payroll and other compensation	391	320
Accrued professional and consulting services	163	182
Other	44	35

Total	$931	$877

(5) Geographical Reporting (in thousands):

The Company attributes revenue to different geographical areas on the basis of the location of the customer. All of the Company’s product sales for the three and nine month periods ended September 30, 2004 and 2003 were shipped from its headquarters located in the United States or its office located in Cheltenham, England. The Cheltenham sales office was closed on March 31, 2003.

Revenue by geographic area is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
*Revenue:
United States	$2,323	$1,859	$6,762	$5,590
Japan	132	87	448	478
United Kingdom	69	64	299	378
Other (Countries less than 5% individually, by Region, excluding countries specifically listed above):
Europe	217	302	610	439
Asia	15	17	97	20
Other, including Canada	16	73	93	182

Total revenue	$2,772	$2,302	$8,309	$7,087

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce revenue is all included as attributable to the United States.

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

In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of September 30, 2004 no liability for legal claims has been recorded. Litigation is inherently unpredictable and it is possible that the Company’s financial position, cash flows, or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

Bitstream Inc. (“Bitstream”) together with its subsidiaries (collectively, the “Company”) enable customers worldwide to render high-quality text, browse the Web on wireless devices, select from the largest collection of fonts online, and customize documents over the Internet. Its core competencies include font technology, browsing technology, and publishing technology.

During 2004, in connection with the reorganization of its sales and marketing forces and the elimination of the General Manager position for its Pageflex, Inc. subsidiary, the Company has changed the manner in which it measures and reports its financial results and reports to the Board of Directors. Prior to January 1, 2004 the Company’s CEO, its chief operating decision-maker, assessed individual performances based upon discreet financial information on three segments: Type, MyFonts, and Pageflex. Subsequent to January 1, 2004 the Company views its operations and manages its business as principally one segment with three major product lines: fonts and font technology, browsing, and publishing. In connection with this reorganization, the Company reassessed its segment disclosure requirements under SFAS No. 131 “Disclosure about Segments of an Enterprise and Related information” and as a result, during 2004, the Company is reporting its operations as one segment. Prior year segment disclosure has been modified to conform with the current year classification.

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

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

RESULTS OF OPERATIONS (in thousands, except percentages)

Revenue and Gross Profit:

	Three Months Ended September 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$2,325	83.9%	$1,975	85.8%	$350	17.7%
Services	447	16.1	327	14.2	120	36.7

Total revenue	2,772	100.0	2,302	100.0	470	20.4

Cost of Revenue

Software licenses	808	34.8	587	29.7	221	37.6
Services	222	49.7	145	44.3	77	53.1

Total cost of revenue	1,030	37.2	732	31.8	298	40.7

Gross Profit	$1,742	62.8%	$1,570	68.2%	$172	11.0%

	Nine Months Ended September 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$6,966	83.8%	$6,205	87.6%	$761	12.3%
Services	1,343	16.2	882	12.4	461	52.3

Total revenue	8,309	100.0	7,087	100.0	1,222	17.2

Cost of Revenue

Software licenses	2,285	32.8	1,735	28.0	550	31.7
Services	597	44.5	396	44.9	201	50.8

Total cost of revenue	2,882	34.7	2,131	30.1	751	35.2

Gross Profit	$5,427	65.3%	$4,956	69.9%	$471	9.5%

The increase in revenue from software licenses and services for the three month and nine month periods ended September 30, 2004 as compared to the three month and nine month periods ended September 30, 2003 was attributable to increases across all of the Company’s product lines. The increase in revenue from services for the three and nine month periods was primarily due to increases in maintenance and support contracts associated with the Company’s publishing product line. License revenue from direct sales, which include e-commerce sales, increased $516 to $1,684 for the three months ended September 30, 2004 as compared to $1,168 for the three months ended September 30, 2003. License revenue from resellers increased $36 to $279 for the three months ended September 30, 2004 as compared to $243 for the three months ended September 30, 2003. These increases were partially offset by a decrease in license revenue from OEMs and ISVs of $202 to $362 for the three months ended September 30, 2004 as compared to $564 for the three months ended September 30, 2003. License revenue from direct sales, which include e-commerce sales, increased $1,058 to $4,733 for the nine months ended September 30, 2004 as compared to $3,675 for the nine months ended September 30, 2003. License revenue from resellers increased $236 to $724 for the nine months ended September 30, 2004 as compared to $488 for the nine months ended September 30, 2003. These increases were partially offset by a decrease in license revenue from OEMs and ISVs of $533 to $1,509 for the nine months ended September 30, 2004 as compared to $2,042 for the nine months ended September 30, 2003.

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

The Company recognizes license revenue from direct sales and licensing agreements of its products and products from third parties including e-commerce sales made via the Company’s Web sites, licensing agreements with OEMs and ISVs, and from the resale of its products through various resellers. Reseller revenue is recognized if collection is probable, upon notification from the reseller that it has sold the product or if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and was $3 for each of the three month periods ended September 30, 2004 and 2003. Referral income for the nine months ended September 30, 2004 and 2003 was $10 and $11, respectively. There are minimal costs associated with the referral revenue, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. The Company expenses those costs as incurred.

The increases in cost of license revenue for the three and nine month periods ended September 30, 2004 as compared to the same periods ended September 30, 2003 were primarily due to increased royalty, shipping, and credit card processing expenses in connection with the Company’s increased e-commerce sales. The increases in costs of services revenue for the three and nine month periods ended September 30, 2004 as compared to the same periods ended September 30, 2003 were primarily due to an increase in customer consulting resources for the publishing product line. Cost of revenue for the Company includes royalties and fees paid to third parties for the development or license of rights to technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

Operating Expenses:

	Three Months Ended September 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$590	21.3%	$730	31.7%	$(140)	(19.2)%
Research and development	914	33.0	966	42.0	(52)	(5.4)
General and administrative	387	14.0	469	20.4	(82)	(17.5)

Total operating expenses	$1,891	68.2%	$2,165	94.0%	$(274)	(12.7)%

	Nine Months Ended September 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$1,965	23.6%	$2,055	29.0%	$(90)	(4.4)%
Research and development	2,884	34.7	2,968	41.9	(84)	(2.8)
General and administrative	1,317	15.9	1,467	20.7	(150)	(10.2)

Total operating expenses	$6,166	74.2%	$6,490	91.6%	$(324)	(5.0)%

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Marketing and selling (“M&S”) expense consist primarily of salaries and benefits, commissions, travel expenses and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The decrease in M&S expense for the three month and nine month periods ended September 30, 2004 as compared to the three month and nine month periods ended September 30, 2003 was primarily the result of the non-recurrence of a one-time severance expense during the third quarter of 2003 of $75 associated with the elimination of the Pageflex General Manager position and a temporary decrease during the three months ended September 30, 2004 in sales salaries, the use of outside sales and marketing consultants, and personnel related allocations of $53.

Research and development (“R&D”) expense consist primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The decrease in R&D expense for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 was primarily the result of decreases in facility costs of $24 and a decrease in the utilization of customer consulting personnel on R&D projects of $22. The decrease for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 included additional savings of $45 from decreased facility related costs for the first six months of 2004 resulting in $69 in total facility related cost savings for the nine month period.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. G&A expenses decreased for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 primarily due to a decrease in legal costs including costs to defend against certain trademark infringement lawsuits of $58 and a $67 savings from the non-recurrence of costs incurred to relocate the Company’s offices, partially offset by increases in contracted financial and accounting related fees and personnel related allocations. G&A expense for the nine months ended September 30, 2004 as compared to the nine months ended September 30, 2003 included additional decreases during the first six months of 2004 in salaries of $94 and leased facility costs of $78, as well as, a decrease in non-recurring fees associated with the transfer of the Company’s stock from the NASDAQ/NM to the NASDAQ SmallCap Market of $46 incurred during the first quarter of 2003. These decreases were partially offset by increased legal costs during the first six months of 2004 of $149 primarily incurred to defend against certain trademark infringement lawsuits, which resulted in an increase in legal costs for the nine months ended September 30, 2004 of $91 as compared to the nine months ended September 30, 2003.

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

Other income and (expense), net;

	Three Months Ended September 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Gain on investment in DiamondSoft, Inc.	$—	—%	$399	17.3%	$(399)	(100.0)%
Interest and other income, net	15	0.5	10	0.5	5	50.0

Total Other Income	$15	0.5%	$409	17.8%	$(394)	(96.3)%

	Nine Months Ended September 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Gain on investment in DiamondSoft, Inc.	$91	1.1%	$591	8.3%	$(500)	(84.6)%
Interest and other income, net	58	0.7	21	0.3	37	176.2

Total Other Income	$149	1.8%	$612	8.6%	$(463)	(75.7)%

On March 13, 1998, the Company made a $500 or 25% equity investment, accounted for under the equity method, in DiamondSoft, Inc. (“DiamondSoft. During the year ended December 31, 2001, the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream’s ownership percentage to 31.7% at December 31, 2001, which remained unchanged through July 1, 2003 when the Company sold its shares in DiamondSoft to Extensis. The gain above represents the Company’s pro rata share of DiamondSoft’s net income through June 30, 2003 plus the gain on the sale of Bitstream’s investment in DiamondSoft. Further discussion can be found in Note 3 in the Notes to the Consolidated Financial Statements included herewith.

Other income for the three and nine month periods ended September 30, 2004 and 2003 includes interest income earned on cash and money market instruments net of interest expense. In addition, other income for the nine months ended September 30, 2003 consists of a loss on the disposition of assets related to the closure of the UK sales office of $(20).

Provision for income taxes:

	Three Months Ended September 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Provision for Income Taxes	$16	0.6%	$5	0.2%	$11	220.0%

	Nine Months Ended September 30,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Provision for Income Taxes	$65	0.8%	$54	0.8%	$11	20.4%

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

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of the Company’s MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of the Company’s investment in DiamondSoft to Extensis in July of 2003. As of September 30, 2004, the Company had net working capital of $3,190 as compared to $3,506 at December 31, 2003.

The Company used cash of approximately $217 and $1,124 to fund its operations during the nine months ended September 30, 2004 and 2003, respectively. This cash was used primarily to fund the Company’s net losses, which after adjustment for non-cash expenses used $546 and $1,343 in cash during the nine months ended September 30, 2004 and 2003, respectively. Changes in operating assets and liabilities resulted in cash savings of $329 and $219 for the nine months ended September 30, 2004 and 2003, respectively. The Company’s investing activities for the nine months ended September 30, 2004 and 2003 used cash to acquire additional property and equipment and intangible assets of $108 and $273, respectively. The Company’s investing activities related to its DiamondSoft investment provided cash of $91 and $1,389 for the nine months ended September 30, 2004 and 2003, respectively. The Company’s financing activities provided cash of $120 and $82 for the nine months ended September 30, 2004 and 2003, respectively, from the exercise of stock options.

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

As of September 30, 2004, the Company had no material commitments for capital expenditures. From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company’s business. Any such transactions consummated may use a portion of the Company’s working capital or require the Company to issue additional equity securities or incur debt.

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

PART I, ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of September 30, 2004 the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are short-term, investment-grade commercial paper, and money market accounts that are carried on the Company’s books at amortized cost, which approximates fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

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

PART 1, ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures as of September 30, 2004, each of Anna Chagnon, Chief Executive Officer, and James Dore, the Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that information required to be disclosed by the Company in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended September 30, 2004, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Company’s management, including its Chief Executive Officer, and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of September 30, 2004 no liability for legal claims has been recorded. Litigation is inherently unpredictable and it is possible that the Company’s Financial Position, cash flows, or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER REPURCHASES OF EQUITY SECURITIES

(a)	Instruments defining the rights of the holders of any class of registered securities of the Company have not been materially modified during the three months ended September 30, 2004.

(b)	Rights evidenced by any class of registered securities of the Company have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended September 30, 2004.

(c)	There were no unregistered securities sold by the Company during the three months ended September 30, 2004.

(d)	There were no repurchases by the Company of its equity securities during the three months ended September 30, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended September 30, 2004.

ITEM 5. OTHER INFORMATION

(a)	Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved during any reporting period by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor. All non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. During the three months ended September 30, 2004, there were no matters brought forward to the Audit Committee for approval.

(b)	There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

CERTIFICATIONS
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

        None

PART II - SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.
(Registrant)

SIGNATURE	TITLE	DATE
/s/ Anna M. Chagnon Anna M. Chagnon	President and Chief Executive Officer (Principal Executive Officer)	November 15, 2004

/s/ James P. Dore James P. Dore	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 15, 2004