Form 10-K
period 2004-12-31
BITSTREAM INC
filed 2005-03-29
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 15, 2005 was approximately $28.7 million.

On March 15, 2005, there were 8,765,396 shares of Class A Common Stock, par value $0.01 per share issued, including 125,809 issued and designated as treasury shares, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form

10-K, the Proxy Statement is not deemed to be filed as part hereof.

Forward-Looking Statements

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including the Quarterly Reports on Form 10-Q to be filed in 2005. When used in this report, the words “expects,” “could,” “would”, “may,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “targets,” “estimates,” “looks for,” “looks to,” and similar expressions, as well as statements regarding the Company’s focus for the future, are generally intended to identify forward-looking statements. You should not place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

PART I

ITEM 1. Business

GENERAL

Founded in 1981, Bitstream Inc. (“Bitstream” or the “Company”) is a software development company that makes communications compelling. We enable our customers worldwide to render high-quality text, browse the Web on wireless devices, select from the largest collection of fonts online, and customize documents over the Internet. Our core competencies include fonts and font technology, browsing technology, and publishing technology.

We maintain our executive offices at 245 First Street, 17th Floor, Cambridge, Massachusetts 02142. Our telephone number is 617-497-6222 and we maintain Web sites at www.bitstream.com, www.myfonts.com, and www.pageflex.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC Web site at www.sec.gov.

PRODUCTS AND MARKETS OVERVIEW

We categorize our products and technologies into three product lines: (1) fonts and font technology, (2) browsing technology, and (3) publishing technology.

FONTS AND FONT TECHNOLOGY

Techniques used to present text and graphics are based on existing desktop publishing technologies and, when used in new distribution media, often result in a loss of visual integrity, degraded system performance, or both. To efficiently deliver digital information that retains the author’s intended visual impression, computer systems must use enabling technologies that reduce file size, minimize bandwidth consumption, and operate reliably across computing environments. The evolution of real-time operating systems (RTOS), mobile phone operating systems, wireless devices, PDAs, set-top boxes, information appliances, and embedded systems in general require the transition from (a) the use of bitmaps to display text on these devices, as is currently done today, to (b) the use of outlines and vector-based shapes to display text that can be scaled to fit the content being viewed on these devices. Text that is easy to read on any hardware device, on any software platform, at any size, and at any resolution is immeasurably important.

Since its establishment as the world’s first independent digital font foundry in 1981, Bitstream has played a leading role in the development of industry-standard font products and enabling technologies, including font rendering and display software. We have built substantial expertise in digital typeface design and production, technical font formats, and font portability and compaction software.

We believe that certain features of our products, such as performance, speed, compact size, system scalability, cross-platform portability, and high typographic quality, facilitate the adoption of such products in new and emerging markets. These markets include mobile and smart phones, handheld and wireless devices, gaming software, graphics applications, Internet and corporate intranet software, interactive TV and set-top boxes, high-definition digital theater and television, and embedded systems. We are currently developing, adapting, and marketing our enabling technologies and font solutions to third parties whose products address these new and developing markets.

Our products and technologies have been designed to support existing and new technological and typographic standards, such as Unicode, OpenType, TrueType, and PostScript Type 1, and to be embedded within full-featured products produced by OEMs (original equipment manufacturers) and ISVs (independent software vendors). Our products have also been designed to function in multi-platform computing environments, including Windows, UNIX, Linux, Macintosh, RTOS (real-time operating systems), and Java. We plan to continue to promote the use of our products in multi-vendor configurations.

We have a long history of working with standards’ organizations worldwide to enhance technological development. We created the portable font resource (PFR) as a highly compact, resolution independent representation of characters that can be displayed on different systems while retaining font fidelity. Independent organizations responsible for setting digital TV standards have adopted the PFR font format as their standard for digital television, including ATSC (Advanced Television Systems Committee), DAVIC (Digital Audio Visual Council), DVB (Digital Video Broadcasting), DTG (Digital TV Group), MHP (Multimedia Home Platform), ISO/IEC 16500-6:1999 (International Organization for Standardization / International Electrotechnical Commission), and OCAP (OpenCable Application Platform).

We also sell fonts and font-related products developed and designed by third party foundries and designers and we established our MyFonts.com Web site to become a universal source for fonts from a wide variety of font vendors and designers. Traditionally, individual digital fonts and font packages consisting of a variety of fonts have been sold through many different channels including: (1) catalog sales; (2) resellers who typically offer and sell fonts from multiple foundries; and (3) CD ROMs containing many fonts that can be unlocked by means of a purchased key code. While these approaches to selling fonts are generally satisfactory for professionals, they represent a barrier for the non-professional, casual user who is simply looking for a particular font. For example, if someone sees a font used in a magazine, traditional sales channels offer no quick and easy way of finding out what it is. Even when the name of the font can be determined, it is not obvious where to buy it from among the hundreds, if not thousands, of font foundries offering their fonts through numerous channels. As a result of such obstacles, font sales to non-professionals have historically been almost non-existent. Bitstream believes that this represents a large untapped market for fonts and established MyFonts.com to make fonts accessible to everyone, which benefits both users and the font foundries. For the general computer user, fonts have been difficult to find, purchase, and install, and often an unknown aspect of their desktop environment. We hope to provide access to fonts for all users, not just graphic arts professionals. Created with the participation of some of the industry’s most influential font foundries, the site provides one of the largest collections of fonts ever assembled. It features new ways to find and purchase fonts on-line, and offers unique typographic resources and a forum for interacting with font experts. As of March 15, 2005, over 200 foundries, large and small, domestic and international, participate as partners with MyFonts to offer their fonts for sale. This represents an aggregate collection of almost 40,000 fonts. Some of the key features of MyFonts.com are: (1) an advanced search feature, which enables customers to browse and locate fonts using keywords both a novice and expert can understand; (2) WhatTheFont™, which allows customers to scan images of typefaces and upload them to MyFonts.com for identification; (3) the ability to find fonts similar to a particular typeface design using the “Show me more fonts like this…” feature; (4) test driving a font in text the user enters; (5) exploring the world of fonts with links to typographic resources available on the Web; and (6) the ability to collect fonts into one or more Font Albums for side-by-side comparison and collaborative decision making.

Our font technology products include:

•	Font Fusion®, a font subsystem that allows developers of consumer electronics devices, mobile phones, PDAs, set-top boxes, digital TVs, printers, operating systems, software applications, and other embedded systems to render high-quality characters in any format, at any resolution, on any software platform or hardware device. Font Fusion renders high-quality characters in industry-standard font formats, and high-quality text in compact portable font resource and stroke-based Asian font formats.

•	Bitstream Panorama™, a global text composition engine. This product enables developers to draw strings of characters and lay out complex lines of text. Bitstream Panorama supports international languages, including such script languages as Arabic and Indic. Together with Font Fusion, it offers a complete line layout and font rendering solution for developers building mobile phones, smart phones, PDAs, set-top boxes, graphics applications, and embedded systems.

•	btX2™, a font subsystem that enables Linux applications to render high-quality characters in industry-standard and highly compact formats. btX2 is a small, fast font rendering system that allows Linux developers to access worldwide fonts, a font rendering engine, responsive engineering support, and commercial use of TrueType hints — in one license agreement from one vendor. btX2 comes with a core set of 13 delta-hinted, TrueType screen fonts. Delta hinting involves fine-tuning fonts so that they look good on the screen, even at small point sizes on low-resolution devices, such as computer monitors.

•	TrueDoc®, a portable font technology that provides for the efficient distribution of text, with fidelity, in a highly compact format. OEMs and ISVs license and incorporate TrueDoc into their products to achieve reliable, compact, and efficient recording, transporting, viewing, and printing of typographic information, whether or not the fonts used for the original creation of the document are resident on the recipient’s system. TrueDoc has been engineered to be small in file and application size, to comply with all industry font standards, and to be cross-platform compatible. We believe that TrueDoc’s small file size and efficient playback capabilities present advantages in applications where limitations on bandwidth and memory are significant factors.

•	TrueDoc Imaging System (TDIS), a font subsystem for developers of operating systems, servers, applications, printers, and printer controllers, where a complete font solution is needed to provide scaleable resident fonts and support for downloadable, industry-standard fonts.

Our font products include:

•	Bitstream Typeface Library, which consists of over 1,000 digital typefaces deliverable in industry-standard OpenType, TrueType, and PostScript Type 1 font formats. Most of these typefaces are for use with English or other Western European language-based computer systems.

•	BTN Library, which consists of 500 fonts for OEMs and ISVs. The BTN (“Breaking the Norm”) typeface library includes designs made up of text families and pi fonts, and a wide variety of display, headline, and handwriting fonts. The BTN fonts were designed for software applications (particularly game software and graphics/presentation applications), Web applications, and printers.

•	Asian Stroke-Based Fonts, which consist of Unicode and native encodings of Chinese, Japanese, and Korean fonts, all in a compact and scalable outline format. Bitstream also provides a unified stroke-based font that includes all Chinese, Japanese, and Korean characters included in the separate fonts.

•	International Fonts, which consist of non-Western language typefaces such as Arabic, Chinese, Cyrillic, Greek, Hebrew, Indic, Japanese, Korean, Thai, and Vietnamese. Along with these international fonts, script languages such as Arabic and Indic are becoming increasingly important for OEMs and ISVs developing worldwide solutions.

•	Tiresias Screenfont, a font that was originally designed by a team led by Dr. John Gill, Chief Scientist for the Royal National Institute for the Blind (“RNIB”). The RNIB developed the Tiresias Screenfont to improve text for television subtitling. The DVB and DTG organizations have adopted the Tiresias Screenfont as their standard font for digital television.

•	CCTV Font Set and TV Fonts, an EIA-708-B compliant set of closed captioning fonts that support the Federal Communications Commission (FCC) requirements for closed captioning display on digital and analog TVs; and a set of 12 typeface designs that provide a comprehensive collection of serif, sans serif, and monospaced fonts for viewing on TV screens; respectively.

BROWSING TECHNOLOGY

Today nearly all information, from enterprise data and sales transactions to news and entertainment, is Web-enabled. In order to increase revenue and improve productivity, corporations are looking to run mobile enterprise applications in a secure environment, while end users are accessing the Internet, Web-based e-mail, and other information on numerous mobile devices. To address this market, the Company developed ThunderHawk™, a browser for mobile phones and PDAs. ThunderHawk relies on a server infrastructure combined with a small piece of thin-client code on the handheld device. The server infrastructure provides many advantages, one of the most important being security. ThunderHawk employs SSL and 128-bit encryption technology, allowing users to send and receive e-mail, go shopping online and complete other transactions over the Internet. At the enterprise level, ThunderHawk’s reliance on the server enables authorized corporate clients and employees to log into corporate intranet sites with their mobile devices, and access information behind the corporate firewall while maintaining the highest level of security.

The client/server architecture also gives ThunderHawk a high degree of compliance with open HTML standards, while providing the ability to transmit Web content in a more compact format to the device, making fast and full-featured wireless Web browsing possible. Finally, unlike other browsers on the market, ThunderHawk does not rely on WAP (Wireless Application Protocol) or cHTML (Compact HyperText Markup Language). This removes the need for Web content developers to create separate, simplified Web sites optimized for small devices, or for companies to license separate software that converts Web sites into a format appropriate for wireless devices. Instead, ThunderHawk enables users to see a Web page just as it appears on the desktop.

There are currently three editions of ThunderHawk, which are described in more detail below.

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

•

ThunderHawk SmartPhone Edition allows consumers to browse the Web on smart phones. It also enables wireless carriers and device manufacturers to supplement voice with up-to-date, real-time data services in a format that is familiar to users. With its support for open HTML standards, including CSS and DHTML, and security protocols, such as SSL and 128-bit encryption, ThunderHawk allows wireless carriers to provide complete Web browsing to their customers. For example, this technology enables a smart phone with a 176x220 color LCD screen to display an 800x946-pixel Web page. A split screen mode allows consumers to easily skim information and quickly find their orientation on a Web page. The upper half of the split screen shows the entire page, while the lower half displays the selected area at full size. Consumers can also work in full screen mode, which displays more of the Web page at once.

•	ThunderHawk Pocket PC Edition allows consumers to browse the Web on Pocket PC devices. It enables a Pocket PC with a 320x240 color LCD screen to display a legible SVGA (800x600) or VGA (640x480) screen of a Web page. In October 2003, Pocket PC magazine awarded ThunderHawk its Best Software of 2003 Award in the Browsers and Web Utilities category. Pocket PC magazine’s Best Software Awards celebrate the efforts of developers whose products increase the enjoyment and productivity of Pocket PC and smart phone users.

PUBLISHING TECHNOLOGIES

In the past several years, corporate marketing departments have learned to take advantage of the Web as a new marketing medium. These departments are becoming familiar with the qualities and opportunities of the new medium, such as the abilities to update information quickly and easily, to generate content pages dynamically directly from corporate databases, and to personalize the customer experience. At the same time, companies are realizing the increased customer loyalty and profits that result from treating customers as individuals. They recognize the importance of identifying their most valuable customers and lavishing attention on them in a way tailored specifically to their needs. To implement one-to-one communications, marketing communications must be moved from a one-size-fits-all approach to a custom manufacturing model, in which thousands of variations can be produced at low cost. With the advent of high-speed color printers and digital presses, it is no longer cost-prohibitive to print smaller quantities, whether for localized marketing materials (short-run) or for one-to-one personalized materials (a run of one).

Our publishing products, which are marketed and sold under the Pageflex name, consist of:

•	Mpower, an integrated suite of software applications that gives enterprises in many industries and digital printing service providers the ability to design and produce customized database-driven or Web form-driven marketing communications on demand. Mpower can assemble complex projects dynamically and deliver them instantly in print or bitmap formats to a wide range of output devices, the Web, and e-mail. Mpower can use customer profile information about a recipient to control the selection of digital content for a document, including its logos, imagery, illustrations, and text. The customer profile information is stored in a database or collected from a Web form. Mpower then uses intelligent, flexible templates to automatically assemble this personalized content into final documents for output. Mpower is based on the principle of separating document content from document design. Content is the raw information, and design or form is the presentation — how the page is laid out, what fonts and colors are used, and how images are sized and positioned. Mpower captures the design of a document in the form of a flexible, intelligent template that represents the original vision for the page. The copy-fitting and placement rules, together with permissions that govern user ability to change elements, are built into each design template by the designer. The designer is thus able to protect the whole from degradation and damage by content providers. Content providers can modify and add their content with little or no design skill. Document designs originally developed in Quark Xpress, Adobe InDesign, Microsoft Word, or other applications can be imported into Mpower through the use of Pageflex plug-ins that enable these third-party applications to export to the Pageflex XML data format.

•

.EDIT, the first Web browser-based design and editing application that enables non-designers to create typography-rich, layout-rich documents with just a browser and an Internet connection. It is the only technology available that provides an interactive user experience, a true WYSIWYG display, Web-browser access and on-the-fly composition for preview, soft proofing and final output. .EDIT represents a revolutionary level of interactivity for Web-to-print solutions. It enables companies to offer interactive document editing capabilities to customers, employees, marketing partners, and dealers or franchise owners over a corporate Web site. Customers deploying .EDIT on their Web site can create templates that maintain their brand and corporate identity by using approved fonts, design elements, and images.

They can also limit the editing capabilities made available to their end users and constrain portions of the document so that they cannot be modified.

•	Storefront, the newest publishing software product, enables service providers to define, auto-generate, and manage attractive Web-to-print document customization sites. Through an easy to use Web-based interface, the service provider can publish and manage a catalog of customizable document products, setting up user access, determining customization workflows, setting site skinning, and defining user profile, shipping, and purchasing options. At the core of the solution, is our Web-to-print composition technology, features of which can be turned on and off by selecting and de-selecting check-boxes.

•	Persona, a variable content publishing application, allows users to create sophisticated, personalized documents in PDF, PostScript, or PPML. Persona is an easy-to-use desktop application for Windows, consisting of a subset of features from Mpower. Built upon open standards, Persona is the first variable content publishing solution to use XML as the intermediate data format between databases and the page composition process. Like all of our publishing offerings, Persona incorporates our patented “flex” capabilities, enabling element container sizes to automatically stretch or shrink based on the size or orientation of the content that flows into them. In addition, surrounding containers move in concert ensuring that design integrity is maintained.

•	NuDoc, an advanced document composition engine based on the principle of separating form from content. Leveraging object-oriented technology, NuDoc is a reusable building block for document processing applications. NuDoc object classes provide an application programming interface (API) that supports the importing, editing, displaying, or printing of electronic documents. One of the strengths of NuDoc is its ability to dynamically create layout-intensive pages through import of separate content and style files.

Our publishing products and technologies have been designed to support technological standards. We are a founding member of the Print On Demand Initiative (PODi), an alliance of key vendors and service providers working in the digital color printing market. PODi members include Adobe, Creo, Electronics for Imaging (EFI), Hewlett-Packard, IBM, and Xerox. We also participate in the PODi Personal Printing Initiative (PPI). The PPI has completed and released a PPML standard harmonizing the ten vendor-specific proprietary protocols currently used to drive digital presses at high speed into one open standard supporting PostScript, PDF, and AFP. Our publishing software, since its inception, has sought to drive all brands of digital printers. With strong input from the Company, PPML has been adopted as a standard across the industry, and we continue to play a leading role in the standardization program.

SALES & MARKETING

Sales and marketing efforts are managed from our corporate headquarters in Cambridge, Massachusetts. Sales personnel receive a base salary plus commissions, with additional commissions for sales in excess of annual targets. The sales and marketing organization is focused on direct sales and marketing activities and on maintaining and expanding reseller and OEM relationships. We also seek to enhance our relationships with existing and potential customers and have training and technical support teams who work with existing and potential customers, resellers, and strategic partners to support the sales process and to facilitate the implementation and use of the Company’s software products and technologies. We also have a sales agent based in Tokyo to facilitate OEM sales to Japanese hardware manufacturers.

We promote our products through attendance and exhibition at major industry trade shows and through participation in booths sponsored by its strategic partners, like EFI, Xerox, and Creo for its publishing technologies. We also participate in several standards committees such as digital television and promote our products through advertising in industry publications and through direct marketing activities. We also promote our products on the Web through its various Web sites including, www.bitstream.com, www.myfonts.com, and www.pageflex.com., and through organic search engine optimization of Web sites.

The principal objective of the marketing strategy for fonts and font technology is to continue to expand sales to OEMs and ISVs, who integrate the font technology software into our own products; and to continue to expand the sale of our fonts to retail and corporate customers. OEM and ISV agreements range from a license for a small group of typefaces to agreements whereby an entire range of font products and/or technologies are incorporated into the customer’s hardware or software products. The principal objective of the marketing strategy for the ThunderHawk browsing technology is to expand awareness of its browsing technologies to wireless carriers, corporations with mobile work forces, and end users. The principal objective of marketing strategy for the publishing technologies is to continue to expand awareness of its on-demand marketing software products to Web-to-print providers, digital service and print providers, corporate marketing departments, design firms, advertising agencies, direct mail houses, and other corporations and end users. As new opportunities arise, we intend to evaluate other marketing approaches.

Marketing activities for our e-commerce initiative have been focused on recruiting participation from font foundries, making Web users aware of our MyFonts.com Web site and attracting them to the Web site. Since 2002, we have focused marketing efforts for MyFonts.com on increasing awareness of, and sales on, the site. Marketing activities to increase awareness on the part of potential font buyers consists of efforts aimed at building Web links from search engines and other Internet sites, as well as referrals. To complement this presence, we strive to further increase awareness by encouraging editorial coverage in relevant publications and through print and Internet advertising. Analysis of sales results suggests that most of MyFonts.com’s customers find the site by means of search engine queries. We have worked and continue to work vigorously to develop and improve its ranking on search engines. In addition, we enter into referral agreements with selected Internet sites that refer new customers to us in return for a portion of the revenue generated and we have established relationships connecting font management software published by Corel Corporation and Extensis.

CUSTOMERS

We license our font and font technology products to a variety of OEM and ISV customers worldwide. We also sell custom and other typeface products directly to corporate customers and individual end users through various means including sales to consumers worldwide through our e-commerce Web site. We license our ThunderHawk browsing technology to corporations, wireless carriers and operators, device manufacturers, and consumers. We also host ThunderHawk and license the browser directly to individual end users who purchase an annual subscription. We license our publishing products directly to Web-to-print providers, print service providers, major corporations and end users, and indirectly through resellers and strategic partners. We intend to continue to broaden our customer base through increased marketing efforts, by developing relationships with systems integrators, OEMs, and partners in 2005, and by introducing new product offerings.

No customer accounted for 10% or more of our revenue for any of the years ended December 31, 2004, 2003, or 2002. From time to time, product sales to large customers during a single fiscal quarter may constitute more than 10% of our revenue for such quarter. We have broadened and intend to continue to broaden our customer base through expanded product offerings and increased marketing efforts. Revenue by geographic area is included in Footnote 9 in the Notes to the financial statements enclosed herewith.

RESEARCH AND DEVELOPMENT

Bitstream is committed to developing innovative software to enhance communications. In particular, we are focused on developing the best browsing experience on mobile devices and improving the quality of text rendering on a wide variety of hardware devices and in a wide variety of software applications. We are also committed to developing leading-edge technology for our MyFonts.com Web site, and to advancing our publishing technologies so that they appeal to a broader range of markets. To accomplish these goals, we have invested, and expect to continue to invest, significant resources in research and development.

During 2004, our research and development activities produced:

•	ThunderHawk SmartPhone Edition—The SmartPhone Edition allows wireless carriers and device manufacturers to supplement voice with up-to-date, real-time data services in a format that users are familiar with. This technology enables a smart phone with a 176x220 color LCD screen to display an 800x946-pixel Web page. A split screen mode allows consumers to easily skim information and quickly find their orientation on a Web page. The upper half of the split screen shows the entire page, while the lower half displays the selected area at full size. Consumers can also work in full screen mode, which displays more of the Web page at once.

•	ThunderHawk Enterprise Server and ThunderHawk Pocket PC Edition—New versions of both products were released in 2004. Improvements included stronger device support, faster download capabilities, and an improved online installation process.

•	Font Fusion 2.5—The new version released included integration support for the Bitstream Panorama global text composition engine, a new demo for calculating the size of an implementation, easier control of configurable compile-time options, new functionality for modifying color tables, and improved stroke-based font output. Work also continued on future Font Fusion technologies.

•	Bitstream Panorama 1.0 – our new global text composition engine features high-level APIs to layout, position, substitute, and render characters in worldwide languages. Bitstream Panorama supports contextual substitution for scripting languages such as Arabic and Indic; glyph substitution such as ligatures, swashes, old style figures, small caps, superiors, alternates, etc.; left-right and right-left directional writing; kerning information in OpenType fonts; and key OpenType tables such as GDEF, GPOS, and GSUB.

•	Pageflex Storefront 1.0—Pageflex Storefront is a new software package that enables quick and easy definition, auto-generation, and management of attractive Web-to-print document customization sites, through an easy-to-use Web-based interface. Included in the package is user, shopping cart and order management, as well as personalization and customization technology. We continued intense development efforts on this product throughout the year, releasing Storefront 1.1 in early November 2004 and Storefront 2.0 in January 2005.

•	Mpower 4.5—An upgrade to the flagship Pageflex product, released in October, featuring integrated HTML output capabilities for personalized email campaigns and personalized Web microsites. The fact that you can utilize one set of variable definitions for print, email, and microsites, makes this feature set especially powerful for coordinated print, email and Web direct marketing and cross-media publishing. Mpower 4.5 features that support HTML output include drag-and-drop application of variables to HTML page layouts, page preview of personalized HTML pages, HTML-specific variable types (for variable content such as links), and the ability to submit HTML output jobs to the Mpower server for processing. Also new in Mpower 4.5 are numerous features for support of on-the-fly page resizing and image scaling. These features extend the flexibility of Pageflex templates, enhancing the ability to utilize single templates for applications such as display ads, where page space dimensions vary and content must reflow and re-position in a manner that retains design integrity as much as possible.

•	.EDIT 3.2—An upgrade to the unique direct-manipulation online editing and composition tool from Pageflex, this latest version adds enhanced support for on-the-fly page resizing and image scaling and synchronizes .EDIT with Mpower 4.5. These features extend the flexibility of Pageflex templates, enhancing the ability to utilize single templates for applications such as display ads, where page space dimensions vary and content must reflow and re-position in a manner that retains design integrity as much as possible

COMPETITION

Our font technology products compete with the solutions offered by a variety of companies, including other suppliers of enabling technologies, software application developers, and vendors of computer operating systems. Moreover, the market for our enabling technologies and products may be adversely affected by the extent that computer hardware, operating system, and application software vendors incorporate similar functionality or bundle competitive offerings with their products and thereby reduce the market for our technology or products. The competition for our sales of typefaces generally comes from a number of comparably sized or smaller companies offering their own typeface libraries and custom typeface services. Competition with our enabling technologies principally comes from Monotype Imaging with its iType and Universal Font Scaling Technology (“UFST”). The competition for Font Fusion and TrueDoc consists primarily of software from Monotype Imaging, which includes a font rendering technology known as iType and a font compression technology known as MicroType Express. The competition for Bitstream Panorama consists primarily of Monotype Imaging’s modular software library for composing, positioning and rendering multilingual text known as WorldType Layout Engine. In addition, competition for Font Fusion, btX2, and TrueDoc comes from FreeType, an open source collaborative organization that provides its Linux font rendering code for free. Two limitations of the FreeType organization are its inability to provide fonts; and its inability to provide a license for TrueType hinting, important for rendering readable, legible characters and retaining character shapes at small sizes on low-resolution screens and computer monitors. Both Bitstream and Monotype Imaging can license TrueType hinting technology and fonts to developers. Competitors to our e-commerce initiative, MyFonts.com, include individual font foundry Web sites and other font-related Web sites that offer a variety of fonts for sale online, including fonts.com, owned and operated by Monotype Imaging Corp.

Our ThunderHawk browsing technology competes with the browsing solutions offered by a wide variety of companies, including large software companies and small companies focused on delivering solutions to a narrow part of the browser market. Although the wireless industry is the subject of intense activity, the market, and the browsing segment in particular, are still immature and changing. There are numerous browsing solutions that compete on operating platform or device. Mobile browser competitors include Pocket Internet Explorer from Microsoft Corporation; Opera for Smartphone/PDA from Opera Software ASA; and NetFront from Access Co. Ltd. While ThunderHawk compares favorably against the competition on these fronts, primarily because of the desktop-like Web browsing experience, robust code, and compliance with open HTML standards, we believe that the security provided by ThunderHawk’s client/server technology is especially advantageous at the enterprise level.

Our publishing software competes with vendors offering end-to-end solutions and integration services that include on-demand publishing tools. These solutions in turn compete with solutions created by our customers. Mpower, .EDIT, and Storefront are server-based enterprise applications targeted at the customized print or Web-to-print segment of the on-demand publishing market. This market is characterized by rapid technological developments and frequent product introductions. Competitive solutions also include VDP products bundled with digital presses, or integrated with print-shop management in the print provider market. In the corporate market, competitive solutions include those integrated with marketing campaign management and CRM strategies. Participants in this market compete based on functionality, price, service, customizability, and interoperability with other e-publishing solutions and components. These competitors include Iway, Printable, GMC, Objectif Lune, DeskNet, Saepio, XMPie, Quark DDS and Arbortext. In addition, we may face new competition from emerging products and technologies. We believe our publishing products compete favorably based on rich feature sets, ease of use, stability, and scalability.

We believe that the principal competitive factors affecting all of our products include product features and functionalities, such as scalability, ease of integration, ease of implementation, ease of use, quality, performance, price, customer service and support, and effectiveness of sales and marketing efforts. Although we believe that we currently compete effectively with respect to such factors, there can be no assurance that we will be able to maintain its competitive position against current and potential competitors.

INTELLECTUAL PROPERTY

The Company relies on a combination of trade secret, copyright, patent, and trademark laws and contractual restrictions to establish and protect proprietary rights in its technology. We have entered into confidentiality and invention assignment agreements with its employees, and when obtainable, enters into non-disclosure agreements with its suppliers, distributors and others so as to limit access to, and disclosure of, its proprietary information. There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of our technologies or that our competitors will not independently develop non-infringing technologies that are substantially similar to or superior to our technology. The laws of certain foreign countries in which the our products are or may be developed, manufactured or licensed may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of piracy of our technology and products more likely. We believe that, because of the rapid pace of technological change in the software and electronic commerce markets, legal protection for its products will be a less significant factor in our future success than the knowledge, ability and experience of our employees, the frequency of product enhancements and our ability to satisfy our customers.

Our policy is to apply for U.S. patents with respect to its technology and seek copyright registration of our technology and trademark registration of our marks from time to time when management determines that it is competitively advantageous and cost effective to do so. The Company has been granted seven patents by the United States Patent and Trademark Office, three of which are directed to certain aspects or applications of the Company’s TrueDoc technology; one of which is directed to our DocLock technology; one of which is directed to our Font Fusion technology; one of which is directed to our Pageflex technology, this patent having been awarded in November 2004; and one of which is directed to the technology behind the MyFonts.com Web site, which was awarded in February 2005. Furthermore, multiple U.S., PCT, EPO, and Japanese applications are pending on some of the Company’s newer technologies. Bitstream®, Font Fusion®, TrueDoc®, T2K®, MyFonts® and Cyberbit® are federally registered trademarks of the Company or its subsidiaries. All other trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

EMPLOYEES

As of March 15, 2005, the Company employed 55 persons, including 14 in sales and marketing, 10 in customer support and consulting, 20 in research and development, and 11 in general and administrative functions. Of our 55 employees, 51 are full time and 4 are part time. We also retain consultants from time to time to assist it with particular projects for limited periods of time. We believe that our future success will depend in part on our ability to attract, motivate and retain highly qualified personnel. None of our employees is represented by a labor union and we have not experienced any work stoppages. We consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers and their ages as of March 15, 2005 are as follows:

Name	Age	Position
Anna M. Chagnon	38	President, Chief Executive Officer and General Counsel
John S. Collins	65	Vice President and Chief Technology Officer
James P. Dore	46	Vice President and Chief Financial Officer
Sampo Kaasila	44	Vice President, Research and Development
Costas Kitsos	44	Vice President of Engineering

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

Costas Kitsos has been Vice President of Engineering since November 1999. Mr. Kitsos heads engineering for the Publishing product line and also serves as a principal architect. From October 1998 to November 1999, he served as Director of Research and Development of the Company. From November 1996 to October 1998, he was a Senior Software Engineer at the Company. Mr. Kitsos is a veteran software developer with over fifteen years experience in type and publishing application development. From May 1987 to November 1996, Mr. Kitsos headed IconWorks, which developed award winning type applications and offered consulting services on end user programs and graphical user interfaces. He holds a Masters degree from the University of California, Los Angeles.

ITEM 2. Properties

The Company’s corporate headquarters are located in Cambridge, Massachusetts where we currently lease approximately 18,000 square feet under an operating lease expiring in August 2009. The minimum annual base rent including operating expenses, property taxes and assessments is approximately $424,000 for the first two years with the first six months abated, $460,000 for years three and four, and $478,000 for years five and six.

The Company also leases a small engineering office in Plaistow, New Hampshire for approximately $1,000 per month on a month to month basis.

Management believes that these facilities are adequate for the Company’s current needs and that suitable additional space, should it be needed, will be available on commercially reasonable terms.

ITEM 3. Legal Proceedings

On June 24, 2003, Monotype Imaging Inc. (formerly Agfa Monotype Corporation) and International Typeface Corporation filed a complaint in the U.S. District Court for the Northern District of Illinois Eastern Division claiming that the Company, through its TrueDoc software, infringes trademarks and copyrights and violates the Digital Millennium Copyright Act. The complaint fails to identify any of the plaintiffs’ trademarks or copyrights that have been allegedly infringed and does not specify any amount of monetary damages. The plaintiffs do seek injunctive relief, but do not make any statement that any of the alleged acts have actually taken place. We are contesting these claims.

From time to time, in addition to the infringement case identified above, we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of December 31, 2004 no liability has been recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year- ended December 31, 2004.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

The Class A Common Stock of the Company began trading publicly on the Nasdaq National Market tier of The Nasdaq Stock Market on October 30, 1996 under the symbol “BITS”. Effective February 28, 2003 the Company’s Common Stock was transferred from the Nasdaq National Market to the Nasdaq Small Cap market. The application to transfer to the Nasdaq Small Cap Market was made in response to a notice from Nasdaq that the Company was not compliant with Nasdaq’s new continuing listing requirement, which became effective November 1, 2002. Nasdaq changed its National Market System continued listing standard from a minimum $4,000,000 net tangible asset requirement to a minimum $10,000,000 stockholders’ equity requirement. Bitstream did not comply with the $10,000,000 stockholders equity requirement, as its stated equity as of December 31, 2002 was $6,000,000. Upon consideration of the factors involved, the Company elected to transfer from the Nasdaq National Market to the NASDAQ Small Cap Market. Bitstream’s common stock continues to trade under its current symbol BITS.

Prior to October 30, 1996, there was no public market for Bitstream’s Class A Common Stock. The following table sets forth the high and low bid information for the Company’s Class A Common Stock as reported on the NASDAQ Markets. Such information reflects interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	2004		2003
	High	Low	High	Low
First Quarter	3.720	2.300	2.180	1.460
Second Quarter	3.400	1.850	2.840	1.570
Third Quarter	1.980	1.240	5.000	2.280
Fourth Quarter	4.340	1.400	6.100	2.890

As of March 15, 2005, the Company’s Class A Common Stock was held by approximately 100 holders of record and the Company believes that the Company’s Class A Common Stock was beneficially held by more than 500 holders. The Company’s Class B Common Stock was not held by any holders of record.

DIVIDENDS

The Company has never declared or paid cash dividends on its capital stock. The Company currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends on its capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the years ended December 31, 2004, 2003, and 2002, the Company issued an aggregate of 192,367, 97,904, and 46,832 shares, respectively, of Class A Common Stock in connection with the exercise of vested options and warrants issued under the Company’s 1994 Stock Plan, 1996 Stock Plan, 1997 Stock Plan, and 2000 Stock Plan. There were no unregistered securities sold by the Company during the three years ended December 31, 2004. The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 promulgated thereunder, in that they were issued either pursuant to written compensatory benefits plans or pursuant to a written contract relating to compensation, as provided by Rule 701. In addition, on October 25, 2001, the Company filed a Registration Statement on Form S-8 under the Securities Act of 1933, as amended, registering up to an aggregate of 1,000,000 shares of the Company’s Class A Common Stock, par value $0.01 per share, which may be issued upon exercise of stock options and warrants granted or which may be granted under the Company’s 2000 Stock Plan.

ITEM 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below as of December 31, 2004 and 2003, and for the three years ended December 31, 2004 have been derived from, and are qualified by reference to, the Company’s consolidated financial statements, which have been audited by an independent registered public accountant, whose reports thereon are included elsewhere in this Report. The selected consolidated financial data presented below as of December 31, 2001 and 2000, and for the two years ended December 31, 2001 have been derived from, and are qualified by reference to, the Company’s audited financial statements, which are not included in this Report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements of the Company and Notes thereto, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Report, and other financial data appearing elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA,

(in thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002	2001	2000
Operations:
Revenue	$11,632	$9,726	$8,467	$7,968	$8,982
Loss before provision for income taxes	(573)	(1,128)	(1,067)	(3,314)	(2,894)
Net loss	(615)	(1,205)	(1,022)	(3,481)	(3,139)
Net loss per share(1)
Basic and diluted	(0.07)	(0.14)	(0.12)	(0.43)	(0.41)
Financial Position:
Cash and cash equivalents	4,405	4,367	4,828	5,716	7,149
Working capital	3,331	3,506	3,718	4,688	7,371
Total assets	7,033	7,011	7,964	8,839	12,107
Stockholders’ equity	4,564	4,939	6,000	6,996	10,049

The consolidated financial statements for fiscal years 2000 and 2001 were audited by Arthur Andersen LLP, which has ceased operations.

(1)	Calculated on the basis described in Note 2 of Notes to the Consolidated Financial Statements.

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

Revenue Recognition

The Company derives revenue from the sale of its software products, professional consulting, and support and maintenance services. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable. From time to time the we will enter into extended payment programs with creditworthy customers. Revenue related to extended payment programs is recognized when payment becomes due to the Company. In making our decision to recognize revenue we must make a determination of the credit worthiness of our customer. This determination involves management judgment and while management believes that it can make reliable judgments, there is no guarantee that the revenue recognized will be collected. The credit worthiness of customers is further analyzed in connection with our accounts receivable.

We recognize revenue under multiple-element arrangements using the residual method when vendor-specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements under the arrangement. We have established sufficient VSOE for the value of its consulting, training, and other services, based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with consulting, training or other services. Our products and the industries in which they compete are not static and the determination of VSOE involves judgment. Management believes that it will continue to be able to use the residual method for recognizing license revenue under multiple-element arrangements. If we were unable to continue to use the residual method, it could affect the timing of revenue recognition and thus the trends that we are currently experiencing.

Professional services include custom design and development and training. We recognize professional services revenue under software development contracts as services are provided for per diem contracts or by using the percentage-of-completion method of accounting for long-term fixed price contracts. Provisions for any estimated losses on contracts in progress are made in the period in which such losses become probable. We had no long-term contracts in progress as of December 31, 2004.

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, if collection is probable. We estimate returns and allowances based on historical rates and as of December 31, 2004 we do not have a reserve as returns and allowances have been negligible. If and when a reserve is necessary we would reduce revenue recognized for estimated future returns at the time the related revenue is recorded. The estimates for returns are adjusted periodically based upon historical rates of return. While management believes that it can make reliable estimates, it is possible that these estimates will change in the future or that actual amounts could vary materially from our estimates.

We generally warrant that our products will function substantially in accordance with documentation provided to customers for approximately 90 days following initial delivery. As of December 31, 2004, we had not incurred any expense related to warranty claims. We estimate reserves based on historical rates and accordingly has not recorded a warranty reserve. While management believes that it can make reliable estimates, it is possible that these estimates will change in the future or that actual amounts could vary materially from our estimates.

Please refer to Note 1 of the Company’s Notes to Consolidated Financial Statements for further information on our revenue recognition policies.

Impairment of Long-Lived Assets

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, the Company tested recorded goodwill attributable to each reporting unit for impairment. Management conducted impairment testing as of December 31, 2004 and determined that the fair value of its reporting units were greater than the carrying values for those units. Though none of the unamortized goodwill was impaired, there can be no assurance that when a future review is completed a material impairment charge will not be recorded. SFAS No. 142 required certain disclosures upon adoption that we have included in Note 1(k) in the Notes to the Consolidated Financial Statements included herewith.

Accounts receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based on its historical experience and any specific customer collection issues that we have identified. While such credit losses have historically been within our expectations and appropriate reserves have been established, we cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past.

Income taxes

As part of the process of preparing consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within its consolidated balance sheet. We must then assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have fully reserved against our tax assets. The valuation allowance is due to uncertainties related to the Company’s ability to utilize its deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. The valuation allowance is based on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. The determination of the valuation allowance requires us to make estimates, which we cannot guarantee will prove to be accurate.

OVERVIEW

Bitstream Inc. (“Bitstream”), together with its subsidiaries (collectively, the “Company”), is a software development company that makes communications compelling. We enable customers worldwide to render high-quality text, browse the Web on wireless devices, select from the largest collection of fonts online, and customize documents over the Internet. We classify our products into three product lines: fonts and font technology, browsing technology, and publishing technology. In terms of fonts, we deliver high-quality font solutions for developers, ad agencies, graphic designers, desktop publishers, corporations, small businesses, and home office users. Our world-renowned library includes over 1,000 high-quality fonts in OpenType, TrueType, and PostScript Type 1 formats for Windows, the Macintosh, Unix, and Linux. We also sell our fonts and fonts from other foundries and designers on MyFonts.com™, a showcase of the world’s fonts available from one easy-to-use Web site. It provides the largest collection of fonts ever assembled for on-line delivery, and offers easy ways to find and purchase fonts on-line. MyFonts.com also offers unique typographic resources for research and reference. In terms of font technology, we are a leading developer of font technology and custom font designs. With Panorama and Font Fusion, we deliver complete text composition and font rendering solutions for consumer electronics devices, mobile phones, PDAs, set-top boxes, digital TVs, printers, graphics applications, and embedded systems. Our browsing technology, ThunderHawk™, is a client-server technology that brings full-featured wireless Web browsing to mobile devices. It gives customers complete Internet access to real Web pages while maintaining full text legibility. ThunderHawk SmartPhone Edition enables users to browse the Web on SmartPhones. ThunderHawk PocketPC Edition allows consumers to browse the Web on Pocket PC devices. ThunderHawk Enterprise Server is a client-server technology for corporations and telecommunications companies. Providing wireless Web browsing across networks, it gives a mobile workforce complete access to Internet and corporate intranet Web pages. Our publishing technology is the technology of choice for Web-to-print applications and sophisticated personalized communications based on customer information. Smart templates ensure that design integrity and brand identity standards are rigorously maintained, while empowering local users on a brand-controlled publishing portal to customize and localize collateral and campaigns. With Pageflex-powered sites, global control with local empowerment is a reality. We pioneered flexible variable data software with its debut in 1997 and have been a technology innovator in the Web-to-print customization arena ever since. Our publishing technology powers online document customization portals for printers, advertising agencies, marketing services companies and corporate marketing departments worldwide.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, this Annual Report on Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of the Company’s products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in the Company’s prior filings with the Securities and Exchange Commission, including those risks and uncertainties discussed in our final Prospectus, dated October 30, 1996, included as part of the Company’s Registration Statement on Form S-1 (333-11519), in the section entitled “Risk Factors.” The forward-looking statements contained herein represent our judgment as of the date of this report, and we caution readers not to place undue reliance on such statements. Management undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We believe that our future results of operations could be affected by various factors, including the following:

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

The computer software market is highly competitive and is characterized by rapid technological change and adoption of new industry standards. As the markets in which our products are sold continue to develop and as we enter new markets, we expect to continue to face substantial competition from other software developers and anticipate that additional competitors will enter those markets. Many of our competitors or potential competitors have significantly greater financial, marketing and technical resources than us. These competitors may be able to adapt more quickly to new or emerging technologies and standards or changes in customer requirements or may be able to devote greater resources to the promotion and sale of their products than us. Many of these competitors currently market, or can potentially market, their products directly to the ultimate consumers of such products as part of a broader product offering. There can be no assurance that we will be able to compete successfully against these entities. To compete successfully, we must continue to invest in research and product development and must devote substantial resources to its marketing and sales functions. There can be no assurance that we will have the necessary capital resources to fund such investment. Also, if we are unable to consistently introduce new products, services, and enhancements, our revenue and operating results are likely to decrease. Any failure by us to anticipate or respond to new technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our business, financial condition and results of operations. New products, when first released by us, may contain undetected errors that, despite quality control measures employed by us, are discovered only after a product has been integrated into the OEM and ISV product and used by customers. Such errors may cause delays in product acceptance and may require design modifications which could have a material adverse effect on our business, financial condition and results of operations.

Our business may also be affected by general worldwide economic conditions and related uncertainties affecting markets in which we operate. Adverse economic conditions could adversely impact our business in 2005 and beyond, resulting in: reduced demand for some of our products; increased pressure on the prices for our products and services; and greater difficulty in collecting accounts receivable. To address this issue, we are pursuing a number of strategies to generate revenue growth, including: identifying new markets for our products; developing new applications for our technologies; allocating research and development funding to products with high revenue potential; and strengthening our presence in selected geographic markets. Due to limited resources, we may not be able to continue to successfully implement these strategies, which could have a material adverse effect on our business, results of operations and financial condition.

Sales to customers outside the United States represented 19.4% of our revenue for the year ended December 31, 2004. This revenue does not include revenue derived from products sold into the international market by our domestic OEM and ISV customers or foreign purchases downloaded from our Myfonts.com Web site. We expect that its international business will continue to account for a significant portion of our future revenue. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore less competitive in foreign markets. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, potentially adverse tax consequences, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on our future revenue and our results of operations. In addition, our European business is significant and has historically been negatively affected during the three months ended September 30th due to the summer closing or slowdown of several European customers. These seasonal factors have affected, and may continue to affect, our quarterly results of operations.

Our performance depends to a significant extent on the continued service of our senior management and key technical employees. Our future results will depend upon our ability to attract and retain highly skilled technical, managerial, and marketing personnel. Competition for such personnel in the software industry is intense. We rely on competitive compensation packages to recruit and retain highly skilled employees in a competitive environment, but we do not enter into employment agreements with our personnel. There can be no assurance that we will be successful in attracting and retaining the personnel required to sustain its business. Failure to attract and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

We regard our software as proprietary and attempt to protect it with a combination of copyright, patent, trademark, and trade secret laws, employee and third-party nondisclosure agreements and other methods of protection. There can be no assurance that these measures will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. It may be possible for unauthorized third parties to copy or reverse engineer portions of our products or otherwise obtain and use information that we regard as proprietary. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of unauthorized use of our technologies and products more likely. We also rely on confidentiality agreements with our collaborators, employees, and consultants to protect our trade secrets and proprietary know-how. These agreements may be breached and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by our competitors. In connection with the enforcement of our own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third-party rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation as part of our policy to vigorously defend our intellectual property rights, including rights derived from third-party licensors. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. Adverse decisions in such litigation or disputes could have negative results, including subjecting us to significant liabilities, requiring us to seek licenses from others, preventing us from making, using, selling, distributing, or marketing our products and services in the United States or abroad, or causing severe disruptions to our operations or the markets in which we compete, any one of which could seriously harm our business. Additionally, although we actively pursue software pirates as part of our enforcement of our intellectual property rights, we do lose revenue due to illegal use of our software. If piracy activities increase, it may further harm our business.

We have previously experienced quarter-to-quarter fluctuations in our operating results as a result of a number of factors including the timing of new product introductions, announcements of new products by us, our competitors or our customers, slower-than-anticipated growth rates of emerging markets, slower adoption of new products and technologies into which our products are incorporated, delays in customer purchases in anticipation of industry developments, and gross margin fluctuations relating to variations in product mix. Furthermore, a significant portion of our expenses are relatively fixed in nature and we may not be able to reduce spending in response to shortfalls or delays in sales. Such shortfalls or delays may result in a material adverse effect on our business, financial condition and results of operations. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Moreover, we do not operate with a significant backlog and often tend to realize a disproportionate share of our revenue in the last few weeks of a fiscal quarter, thereby impairing our ability to accurately forecast quarter-to-quarter sales results. Due to the foregoing factors, it is likely that in one or more future fiscal quarters our operating results may be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the market price of our Class A Common Stock which could have a negative effect on our ability to obtain additional funding, if necessary, on terms favorable to us.

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the American Institute of Certified Public Accountants (the “AICPA”), the Securities and Exchange Commission (the “SEC”) the Public Company Accounting Oversight Board (the “PCAOB”) and various bodies formed to interpret and create appropriate accounting policies. A change in these principles and policies could have a significant effect on our reported results and may even retroactively affect previously reported transactions. Changes to these rules may have a significant adverse effect on future financial results or in the way in which we conduct our business. For example, in December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS 123R in the third quarter of 2005. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on our consolidated statements of income and net income per share. Additionally, to avoid the additional expense resulting from having to expense option grants, we may refrain from granting additional options, which may make it more difficult for us to attract and retain skilled technical, managerial and marketing personnel.

Unanticipated changes in tax rates could adversely affect our future results of operations. Increases in tax rates or changes in how taxes are assessed could increase our tax liabilities, which would negatively affect our business and financial results.

RESULTS OF OPERATIONS

Certain prior year account balances have been reclassified to be consistent with the current year’s presentation. The following table sets forth the percentage of revenue represented by certain items reflected in the Company’s Statements of Operations Data for the periods presented:

	Years Ended December 31,
	2004	2003	2002
Revenue
Software licenses	84.3%	87.3%	87.6%
Services	15.7	12.7	12.4

Total revenue	100.0	100.0	100.0
Cost of revenue
Software licenses	27.5	25.5	19.9
Services	7.1	5.5	4.4

Total cost of revenue	34.6	31.0	24.3

Gross profit	65.4	69.0	75.7

Operating expenses:
Marketing and selling	22.7	27.3	26.3
Research and development	33.1	39.4	47.5
General and administrative	15.9	20.5	17.1

Total operating expenses	71.7	87.2	90.9

Operating loss	(6.3)	(18.2)	(15.2)
Other income (expense), net	1.4	6.6	2.6
Benefit from (Provision for) income taxes	(0.4)	(0.8)	0.5

Net loss	(5.3)%	(12.4)%	(12.1)%

YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31, 2003

(in thousands except percent amounts)

Gross Profit:

	Years Ended December 31,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$9,805	84.3%	$8,487	87.3%	$1,318	15.5%
Services	1,827	15.7	1,239	12.7	588	47.5

Total revenue	11,632	100.0	9,726	100.0	1,906	19.6
Cost of Revenue
Software licenses	3,196	32.6	2,477	29.2	719	29.0
Services	829	45.4	540	43.6	289	53.5

Total cost of revenue	4,025	34.6	3,017	31.0	1,008	33.4

Gross Profit	$7,607	65.4%	$6,709	69.0%	$898	13.4%

The increase in revenue from software licenses and services for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was attributable to increases across all of the Company’s product lines. The increase in revenue from services was primarily due to increases in maintenance and support contracts associated with our publishing product line and increases in consulting services for both the publishing and font product lines. License revenue from direct sales, which include e-commerce sales, increased $1,309 to $6,310 for the year ended December 31, 2004 as compared to $5,001 for the year ended December 31, 2003. License revenue from resellers increased $461 to $1,061 for the year ended December 31, 2004 as compared to $600 for the year ended December 31, 2003. These increases were partially offset by a decrease in license revenue from OEMs and ISVs of $452 to $2,434 for the year ended December 31, 2004 as compared to $2,886 for the year ended December 31, 2003.

The Company recognizes license revenue from direct sales and licensing agreements of its products and products from third parties including e-commerce sales made via the Company’s Web sites, licensing agreements with OEMs and ISVs, and from the resale of its products through various resellers. Reseller revenue is recognized if collection is probable, upon notification from the reseller that it has sold the product or if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the year ended December 31, 2004 and 2003 was $13 and $14, respectively. There are minimal costs associated with the referral revenue, and primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The increase in cost of license revenue for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily due to increased royalty, shipping, and credit card processing expenses in connection with increased e-commerce sales. The increases in costs of services revenue for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily due to an increase in customer consulting resources for the publishing product line. Cost of revenue for the Company includes royalties and fees paid to third parties for the development of, or license of rights to technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

Operating Expenses:

	Years Ended December 31,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$2,644	22.7%	$2,653	27.3%	$(9)	(0.3)%
Research and development	3,847	33.1	3,826	39.3	21	0.5
General and administrative	1,851	15.9	1,997	20.5	(146)	(7.3)

Total operating expenses	$8,342	71.7%	$8,476	87.1%	$(134)	(1.6)%

Marketing and selling (“M&S”) expenses consist primarily of salaries and benefits, commissions, travel expenses and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The decrease in M&S expenses for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily the result of the non-recurrence of a one-time severance expense during the third quarter of 2003 of $75 associated with the elimination of the Pageflex General Manager position partially offset by increases in sales and marketing personnel and tradeshow participation during 2004.

Research and development (“R&D”) expenses consist primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expenses for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily the result of an increase in personnel wages and salary expense during the year ended December 31, 2004.

General and administrative (“G&A”) expenses consist primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. G&A expenses decreased for the year ended December 31, 2004 as compared to the year ended December 31, 2003 primarily due to a decrease in legal costs including costs to defend against certain trademark infringement lawsuits of $34, a $67 savings from the non-recurrence of costs incurred to relocate the Company’s offices, and a decrease in non-recurring fees associated with the transfer of the Company’s stock from the NASDAQ/NM to the NASDAQ SmallCap Market of $46 incurred during the first quarter of 2003.

Other income and (expense), net;

	Years Ended December 31,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Gain on investment in DiamondSoft, Inc.	$91	0.8%	$591	6.1%	$(500)	(84.6)%
Interest and other income, net	71	0.6	48	0.5	23	47.9

Total Other Income	$162	1.4%	$639	6.6%	$(477)	(74.6)%

On March 13, 1998, we made a $500 or 25% equity investment, accounted for under the equity method, in DiamondSoft, Inc. (“DiamondSoft”). During the year ended December 31, 2001, we made additional investments totaling $410 in DiamondSoft, resulting in an increase in our ownership percentage to 31.7% at December 31, 2001, which remained unchanged through July 1, 2003 when we sold our shares in DiamondSoft to Extensis. On July 1, 2003, in connection with the acquisition of DiamondSoft by Extensis, a wholly owned subsidiary of Celartem Technology USA, Inc., we sold our shares in DiamondSoft to Extensis in a cash transaction resulting in a realized and recognized gain on its investment of $399. Our investment as of June 30, 2003 was $940 and we received $1,339 in cash from this transaction on July 1, 2003. The gains above represent our pro rata share of DiamondSoft’s net income through June 30, 2003 plus the gain on the sale of our investment in DiamondSoft. Further discussion can be found in Note 3 in the Notes to the Consolidated Financial Statements included herewith.

Other income includes interest income earned on cash and money market instruments net of interest expense. In addition, other income for the year ended December 31, 2003 consists of a loss on the disposition of assets related to the closure of the UK sales office of $(20).

Provision for income taxes:

	Years Ended December 31,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Income tax provision	$42	0.4%	$77	0.8%	$(35)	(45.5)%

The Company’s tax provision for the years ended December 31, 2004 and 2003 was primarily due to foreign withholding taxes. Foreign taxes vary with Type OEM license royalties from customers in countries who have signed tax conventions with the United States including Japan, Korea, and Poland, and also with the results of operations from the Company’s location in the United Kingdom, which was closed as of March 31, 2003.

YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED

DECEMBER 31, 2002 (in thousands except percent amounts)

Gross Profit:

	Years Ended December 31,
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

The increase in revenue from software licenses and services for the year ended December 31, 2003 as compared to the year ended December 31, 2002 was attributable to increases across all of the Company’s product lines. The increase in revenue from services was primarily due to increases in maintenance and support contracts associated with our publishing product line. License revenue from direct sales, which include e-commerce sales, increased $1,481 to $5,001 for the year ended December 31, 2003 as compared to $3,520 for the year ended December 31, 2002 and reseller revenue increased $104 to $600 for the year ended December 31, 2003 as compared to $496 for the year ended December 31, 2002. These increases were partially offset by a decrease in license revenue from OEMs and ISVs of $513 to $2,886 for the year ended December 31, 2003 as compared to $3,399 for the year ended December 31, 2002.

The Company recognizes license revenue from direct sales and licensing agreements of its products and products from third parties including e-commerce sales made via the Company’s Web sites, licensing agreements with OEMs and ISVs, and from the resale of its products through various resellers. Reseller revenue is recognized if collection is probable, upon notification from the reseller that it has sold the product or if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of our fonts and font technology, licensing of the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the years ended December 31, 2003 and 2002 was $14 and $13, respectively. There are minimal costs associated with the referral revenue, and primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The increase in cost of license revenue for the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily due to increased royalty, shipping, and credit card processing expenses in connection increased e-commerce sales. The increases in costs of services revenue for the year ended December 31, 2003 as compared to the year ended December 31, 2002 was primarily due to an increase associated with the establishment of a customer support department for our browsing technology. Cost of revenue includes royalties and fees paid to third parties for the development of, or license of rights to technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

Operating Expenses:

	Years Ended December 31,
	2003	% of Revenue	2002	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$2,653	27.3%	$2,229	26.3%	$424	19.0%
Research and development	3,826	39.4	4,028	47.5	(202)	(5.0)
General and administrative	1,997	20.5	1,446	17.1	551	38.1

Total operating expenses	$8,476	87.2%	$7,703	90.9%	$773	10.0%

Marketing and selling expenses increased primarily due to the hiring of dedicated sales resources for our browsing technology, the addition of three independent sales representatives engaged at the end of 2002, increased print advertising campaigns and participation in tradeshows and related travel expenses during the year ended December 31, 2003. In addition expenses for the year ended December 31, 2003 increased from a one-time severance expense during the third quarter of 2003 of $75 associated with the elimination of the Pageflex General Manager position

R&D expenses decreased for the year ended December 31, 2003 as compared to the year ended December 31, 2002 primarily because of decreases in both internal personnel and outside contractor development on our font products totaling $127 and a decrease in the use of customer support personnel for font R&D projects of $77.

The increase in G&A expenses for the year ended December 31, 2003 as compared to the year ended December 31, 2002 included approximately $72 in expenses incurred to relocate the Company’s offices, $342 in legal expenses including expenses incurred to defend against certain trademark infringement lawsuits, combined with the non-recurrence of a credit of $118 realized in the year ended December 31, 2002 for a change in an estimate associated with the Company’s sale of two product lines to Inso Corporation in August 1998.

Gain on Investment in DiamondSoft, Inc.:

	Years Ended December 31,
	2003	% of Revenue	2002	% of Revenue	Change
					Dollars	Percent
Gain on investment in DiamondSoft, Inc.	$591	6.1%	$149	1.8%	$442	296.6%

On March 13, 1998, we made a $500 or 25% equity investment, accounted for under the equity method, in DiamondSoft, Inc. (“DiamondSoft”), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. During the year ended December 31, 2001 we made additional investments totaling $410 in DiamondSoft, resulting in an increase in our ownership percentage to 31.7% at December 31, 2001, which remained unchanged until July 1, 2003. On July 1, 2003, in connection with the acquisition of DiamondSoft by Extensis, a wholly owned subsidiary of Celartem Technology USA, Inc., we sold our shares in DiamondSoft to Extensis in a cash transaction resulting in a realized and recognized gain on its investment of $399. Our investment in DiamondSoft as of the June 30, 2003 Balance Sheet was $940 and we received $1,339 in cash from this transaction on July 1, 2003. The gain above represents our pro rata share of DiamondSoft’s net income and the gain realized on the sale of our investment. Further discussion can be found in Note 3 in the Notes to the Consolidated Financial Statements included herewith.

Interest and other income, net:

	Years Ended December 31,
	2003	% of Revenue	2002	% of Revenue	Change
					Dollars	Percent
Interest and other income, net	$48	0.5%	$74	0.9%	$(26)	(35.1)%

Interest and other income consists primarily of income earned on cash and money market instruments and has decreased as we used cash to fund operations and also as interest rates have decreased. Additionally, other income for the year ended December 31, 2003 reflects a loss of $(20) related to the closure of our UK sales office.

Provision for income taxes:

	Years Ended December 31,
	2003	% of Revenue	2002	% of Revenue	Change
					Dollars	Percent
Income tax (benefit) provision	$77	0.8%	$(45)	(0.5)%	$122	271.1%

The Company’s tax provision for the year ended December 31, 2003 was primarily due to foreign withholding taxes. Our tax benefit for the year ended December 31, 2002 resulted from US federal and state refunds of $141 of taxes paid in prior years. This benefit was partially offset by foreign taxes totaling $96. Foreign taxes vary with Type OEM license royalties from customers in countries who have signed tax conventions with the United States including Japan, Korea, and Poland, and also with the results of operations from the Company’s location in the United Kingdom, which was closed as of March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of December 31, 2004, we had net working capital of $3,331 versus $3,507 at December 31, 2003.

We used cash of approximately $108 and $1,609 to fund our operations during the years ended December 31, 2004 and 2003, respectively. The cash was used primarily to fund our net losses. The net losses after adjustment for non-cash expenses resulted in the use of $446 and $1,494 in cash during the years ended December 31, 2004 and 2003, respectively. Changes in operating assets and liabilities resulted in net cash savings (expenditures) of $338 and $(115) for the years ended December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, the change in operating assets and liabilities was primarily the result of increases in deferred revenue and accrued expenses of $245 and $381, respectively, partially offset by a decrease in accounts payable of $(235) and an increase in prepaid expenses of $172 as compared to the balance at December 31, 2003. During the year ended December 31, 2003, the change in operating assets and liabilities was primarily the result of an increase in accounts receivable of $414, partially offset by an increase in accounts payable of $268 at year end.

Our investing activities (used) provided cash of $(35) and $1,004 for the years ended December 31, 2004 and 2003, respectively. Additions of property and equipment and intangible assets used $126 and $385 in cash for the years ended December 31, 2004 and 2003, respectively. The sale of our investment in DiamondSoft, Inc. generated $91 in cash during the year ended December 31, 2004. During the year ended December 31, 2003 this sale provided approximately $1,339 in cash and resulted in the release of $300 in cash that had secured a line of credit for DiamondSoft and was partially offset by $250 that became classified as restricted cash as part of the Company’s new office lease which commenced on September 1, 2003.

Our financing activities provided cash of $181 and $144 for the years ended December 31, 2004 and 2003, respectively from the exercise of stock options.

We believe our current cash and cash equivalent balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. There can be no assurance, however, that we will not require additional financing in the future. If we were required to obtain additional financing in the future, there can be no assurance that sources of capital would be available on terms favorable to us, if at all.

As of December 31, 2004, we had no material commitments for capital expenditures. From time to time, we evaluate potential acquisitions of products, businesses and technologies that may complement or expand our business. Any such transactions consummated may use a portion of our working capital or require the issuance of equity or debt.

The future minimum annual lease payments, as of December 31, 2004, under the Company’s leased facilities are as follows:

	Total	2005	2006	2007	2008	2009
Operating Leases	$2,158	$436	$460	$466	$478	$318

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of license revenue on our consolidated Statement of Operations, was approximately $2,786 $2,150, and $1,428, for the years ended December 31, 2004, 2003, and 2002, respectively.

As permitted under Delaware law, we have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer or director is, or was serving, at our request in such capacity. The term of the indemnification period runs until the expiration of the applicable statute of limitations with respect to any claims against such directors or officers arising out of such acts or omissions. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits its exposure and enables us to recover a portion of any future amounts paid. As a result of insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

NASDAQ LISTING REQUIREMENTS

Effective February 28, 2003 the Company’s Common Stock was transferred from the Nasdaq National Market to the Nasdaq Small Cap market. The application to transfer to the Nasdaq Small Cap Market was made in response to a notice from Nasdaq that the Company was not compliant with Nasdaq’s continuing listing requirement, which became effective November 1, 2002. Nasdaq changed its National Market System continued listing standard from a minimum $4,000,000 net tangible asset requirement to a minimum $10,000,000 stockholders’ equity requirement. We did not comply with the $10,000,000 stockholders equity requirement, as its stated equity as of December 31, 2002 was $6,000,000. Upon consideration of the factors involved, we elected to transfer from the Nasdaq National Market.

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

In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

In October 2004, the American Jobs Creation Act (“the Act”) was signed into law. The Act contains provisions that might affect Bitstream’s future effective tax rate. The Company has begun its evaluation of the effects of the Act, but do not expect to be able to complete this evaluation until after the U.S. Treasury Department or Internal Revenue Service provide additional clarifying language on key elements of the Act. The Internal Revenue Service has stated publicly that it expects to release this guidance by the end of the calendar year. The Company expects to be in a position to complete its evaluation, and to record any resulting income taxes by the end of this fiscal year. While the Company is currently uncertain as to the impact of the Act on our annual tax rate, it does not anticipate the impact, if any, to be material.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS,

AND DERIVATIVE COMMODITY INSTRUMENTS

As of December 31, 2004 the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are short-term money market accounts and bank deposits that are carried on the Company’s books at fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiary are almost exclusively conducted in their respective local currencies. The Company’s international subsidiary is currently inactive and the Company’s UK branch was closed in March 2003 and the impact of currency exchange rate movements on inter-company transactions was immaterial for the year ended December 31, 2004. International subsidiary operations, if resumed, will be translated into U.S. dollars and consolidated for reporting purposes. Currently, the Company does not engage in foreign currency hedging activities.

ITEM 8. Financial Statements and Supplementary Data

The index to Financial Statements appears on page F-1, Report of the Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-22.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

NONE

ITEM 9A. Controls and Procedures

Based on the evaluation of the Company’s disclosure controls and procedures as of December 31, 2004, each of Anna Chagnon, Chief Executive Officer, and James Dore, the Chief Financial Officer of the Company, have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that information required to be disclosed by the Company in this annual report on Form 10-K was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and Form 10K.

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

ITEM 9B. Other Information

NONE

PART III

Certain information required by Part III is omitted from this Report in that the Company will file a definitive Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report and certain information included therein is incorporated herein by reference. Only those sections of the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 31, 2005 that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 31, 2005.

ITEM 10. Directors and Executive Officers of the Registrant

The information required by this Item concerning directors is incorporated by reference to the section entitled “ Nominees for Directors” in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 31, 2005 and which will be filed with the Securities and Exchange Commission on or before April 30, 2005. The information concerning the executive officers of the Company required by this Item is contained in the “Executive Officers of the Registrant” section of Item 1 hereof and is incorporated by reference in this Part III.

There is incorporated herein by reference to the discussion under “Principal and Management Stockholders—Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 31, 2005 the information with respect to any delinquent filings of reports pursuant to Section 16(a) of the Securities Exchange Act of 1934.

We have adopted a code of ethics, entitled Bitstream Code of Business Conduct and Ethics, which applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. A copy of our code of business conduct and ethics is available on our Web site at www.bitstream.com. We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of business conduct and ethics by posting such information on our Web site.

ITEM 11. Executive Compensation

The information with respect to audit committee financial expert and identification of the audit committee of the Board of Directors required by this Item is contained in our 2005 Definitive Proxy Statement under the heading “Corporate Governance,” and is incorporated in this report by reference.

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

Information required by this Item is incorporated herein by reference to the information appearing in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 31, 2005 under the heading “Executive Compensation.”

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item, other than the following table, is incorporated herein by reference to the information appearing in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 31, 2005 under the heading “Principal and Management Stockholders.”

The following table presents information regarding the Company’s equity compensation plans at December 31, 2004:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders(1)	2,792,670	$2.292	351,567
Equity compensation plans not approved by shareholders	—	$—	—

TOTAL	2,792,670	$2.292	351,567

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

ITEM 13. Certain Relationships and Related Transactions

Information required by this Item, if any, is incorporated herein by reference to the information appearing in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 31, 2005 under the heading “Certain Relationships and Related Transactions”.

ITEM 14. Principal Accounting Fees and Services

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services pre-approved in the fourth quarter of 2004 by its Audit Committee to be performed by Pricewaterhouse-Coopers LLP, the Company’s external auditor. All audit related and non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. During the quarter ended December 31, 2004, the audit committee approved the following audit related services: advice related to the Company’s response to an SEC comment letter received during the quarter.

The information required by this Item with respect to fees billed by the Company’s principal accountants is incorporated herein by reference to the information appearing in the Company’s definitive Proxy Statement for its Annual Meeting of Stockholders to be held on May 31, 2005 under the heading “Principal Accountant Fees and Services”.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. Financial Statements.

(a)	The following documents are included as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

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

(b) REPORTS ON FORM 8-K

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on this 29th day of March, 2005.

BITSTREAM INC.

By:	/s/ ANNA CHAGNON
Anna Chagnon Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANNA M. CHAGNON Anna M. Chagnon	President, Chief Executive Officer, Treasurer, Secretary and Director	March 29, 2005

/s/ JAMES P. DORE James P. Dore	Vice President, Chief Financial Officer and Controller	March 29, 2005

/s/ CHARLES YING Charles Ying	Chairman of the Board, and Director	March 29, 2005

/s/ AMOS KAMINSKI Amos Kaminski	Director	March 29, 2005

/s/ DAVID G. LUBRANO David G. Lubrano	Director	March 29, 2005

/s/ GEORGE B. BEITZEL George B. Beitzel	Director	March 29, 2005

BITSTREAM INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bitstream Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of shareholders’ equity, and comprehensive net loss present fairly, in all material respects, the financial position of Bitstream Inc. and its subsidiaries at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

February 23, 2005

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$4,405	$4,367
Accounts receivable, net of allowance of $26 at December 31, 2004 and 2003	962	1,016
Prepaid expenses and other current assets	233	61

Total current assets	5,600	5,444

Property and equipment, net	282	347

Other assets:
Restricted cash	250	250
Goodwill	727	727
Intangible assets	174	243

Total other assets	1,151	1,220

Total assets	$7,033	$7,011

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$278	$513
Accrued expenses	1,199	877
Deferred revenue	792	547

Total current liabilities	2,269	1,937

Long-term liabilities	200	135

Total liabilities	2,469	2,072

Commitments and contingencies (Note 6)	—	—
Stockholders’ equity :
Preferred stock, $0.01 par value Authorized—6,000 shares Issued and outstanding—0 at December 31, 2004 and 2003, respectively	—	—
Common stock, $0.01 par value Authorized—30,500 shares Issued and outstanding—8,765 and 8,573 at December 31, 2004 and 2003, respectively	88	86
Additional paid-in capital	32,789	32,551
Accumulated deficit	(27,953)	(27,338)
Treasury stock, at cost; 126 shares as of December 31, 2003 and 2002	(360)	(360)

Total stockholders’ equity	4,564	4,939

Total liabilities and stockholders’ equity	$7,033	$7,011

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	Years Ended December 31,
	2004	2003	2002
Revenue:
Software licenses	$9,805	$8,487	$7,415
Services	1,827	1,239	1,052

Total revenue	11,632	9,726	8,467
Cost of revenue:
Software licenses	3,196	2,477	1,682
Services	829	540	372

Cost of revenue	4,025	3,017	2,054

Gross profit	7,607	6,709	6,413

Operating expenses:
Marketing and selling	2,644	2,653	2,229
Research and development	3,847	3,826	4,028
General and administrative	1,851	1,997	1,446

Total operating expenses	8,342	8,476	7,703

Operating loss	(735)	(1,767)	(1,290)

Gain on investment in DiamondSoft, Inc.	91	591	149
Interest and other income, net	71	48	74

Loss before provision for income taxes	(573)	(1,128)	(1,067)
Provision for (benefit from) income taxes	42	77	(45)

Net loss	$(615)	$(1,205)	$(1,022)

Basic and diluted net loss per share	$(0.07)	$(0.14)	$(0.12)

Basic and diluted weighted average shares outstanding	8,524	8,374	8,326

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE NET LOSS

(IN THOUSANDS)

	Common Stock $.01 Par Value		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Comprehensive Net Loss
	Number of Shares	$			Number of Shares	Cost
BALANCE, DECEMBER 31, 2001	8,428	$84	$32,383	$(25,111)	126	$(360)	$6,996	—

Exercise of stock options and warrants	47	1	52	—	—	—	53	—
Compensation expense related to options	—	—	(27)	—	—	—	(27)	—
Net loss	—	—	—	(1,022)	—	—	(1,022)	(1,022)

Comprehensive net loss for the year ended December 31, 2002	—	—	—	—	—	—	—	$(1,022)

BALANCE, DECEMBER 31, 2002	8,475	$85	$32,408	$(26,133)	126	$(360)	$6,000	—

Exercise of stock options	98	1	143	—	—	—	144	—
Net loss	—	—	—	(1,205)	—	—	(1,205)	(1,205)

Comprehensive net loss for the year ended December 31, 2003	—	—	—	—	—	—	—	$(1,205)

BALANCE, DECEMBER 31, 2003	8,573	$86	$32,551	$(27,338)	126	$(360)	$4,939	—

Exercise of stock options	192	2	179	—	—	—	181	—
Stock option compensation reclassified from accrued other expense	—	—	59	—	—	—	59	—
Net loss	—	—	—	(615)	—	—	(615)	(615)

Comprehensive net loss for the year ended December 31, 2004	—	—	—	—	—	—	—	$(615)

BALANCE, DECEMBER 31, 2004	8,765	$88	$32,789	$(27,953)	126	$(360)	$4,564	—

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(615)	$(1,205)	$(1,022)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	170	196	301
Amortization	90	80	72
Stock based compensation	—	—	(27)
Gain on investment in DiamondSoft, Inc.	(91)	(591)	(149)
Loss on disposal of property and equipment	—	26	—
Changes in operating assets and liabilities:
Accounts receivable	54	(414)	77
Income tax receivable	—	134	(134)
Prepaid expenses and other assets	(172)	57	9
Accounts payable	(235)	268	152
Accrued expenses	381	(169)	(80)
Deferred revenue (long and short term)	245	(126)	49
Other long term liabilities	65	135	—

Net cash used in operating activities	(108)	(1,609)	(752)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(105)	(298)	(99)
Additions to intangible assets	(21)	(87)	(90)
Restricted cash	—	50	—
Investment in DiamondSoft, Inc.	91	1,339	—

Net cash (used in) provided by investing activities	(35)	1,004	(189)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options/warrants	181	144	53

Net cash provided by financing activities	181	144	53

Net Increase (Decrease) in Cash and Cash Equivalents	38	(461)	(888)
Cash and Cash Equivalents, beginning of period	4,367	4,828	5,716

Cash and Cash Equivalents, end of period	$4,405	$4,367	$4,828

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$2	$2	$1
Cash paid (received) for income taxes	$58	$(58)	$70
Stock option compensation reclassified from accrued expenses	$59	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

Bitstream Inc. (“Bitstream”), together with its subsidiaries (collectively, the “Company”), enable customers worldwide to render high-quality text, browse the Web on wireless devices, select from the largest collection of fonts online, and customize documents over the Internet. Its core competencies include font technology, browsing technology, and publishing technology.

The Company is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. The Company has also experienced net losses and as of December 31, 2004 has an accumulated deficit of $28 million.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and when collection is probable. Revenue related to extended payment programs is recognized when payment becomes due to the Company. End user sales include e-commerce revenue generated from the Company’s Web sites from the licensing of Bitstream fonts, font technology and the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and for the year ended December 31, 2004 and 2003 was $13 and $14, respectively. There are minimal costs associated with the Referral Fee program, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. The Company expenses those costs as incurred.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(d) Research and Development Expenses

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

(e) Stock-Based Compensation

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

	Years Ended December 31,
	2004	2003	2002
Net loss:
As reported	$(615)	$(1,205)	$(1,022)
Deduct: Total stock-based compensation expense determined under fair value based method for all grants, net of related tax effects	774	1,034	1,167

Pro forma	$(1,389)	$(2,239)	$(2,189)
Basic and diluted net loss per share:
As reported	$(0.07)	$(0.14)	$(0.12)
Pro forma	$(0.16)	$(0.27)	$(0.26)

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of computing pro forma net loss, the Company estimates the fair value of all option or warrant grants granted to employees as of December 31, 2004 using the Black Scholes option pricing model prescribed by SFAS No. 123. Assumptions used and weighted average information are as follows:

	Years Ended December 31,
	2004	2003	2002
Risk-free interest rates	3.01% to 3.87%	2.50% to 3.37%	4.00 % to 5.17%
Expected dividend yield	—	—	—
Expected lives	5 Years	4.5 Years	5 Years
Expected volatility	112.9% to 116.1%	119.44% to 120.47%	99.6%
Weighted average exercise price of options and warrants outstanding	$2.29	$2.30	$2.58
Weighted average remaining contractual life of options and warrants outstanding	5.11	5.4	6.10
Weighted average fair value per Share of options granted	$1.62	$1.95	$2.83

(f) Cash and Cash Equivalents

As of December 31, 2004, cash and cash equivalents included bank deposits and money market instruments. The Company considers all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and records such investments at cost, which approximates market value.

(g) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following (in thousands):

	December 31,
	2004	2003
Equipment and computer software	$2,757	$2,652
Purchased software	357	357
Furniture and fixtures	379	379
Leasehold improvements	80	80

	3,573	3,468
Less—Accumulated depreciation and amortization	3,291	3,121

Property and equipment, net	$282	$347

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment and computer software	3 Years
Purchased software	3 Years
Equipment under capital lease	Life of lease
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

Depreciation expense for the years ended December 31, 2004,2003 and 2002 was $170 $196 and $301, respectively.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h) Fair Value of Financial Instruments

The Company’s financial instruments consist of cash equivalents, accounts receivable, restricted cash, and accounts payable. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2004 and 2003 due to the short-term nature of these instruments.

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

(j) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places a majority of its cash investments in one highly-rated financial institution. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company’s accounts receivable. At December 31, 2004, no customer accounted for 10% or more of the Company’s accounts receivable. The Company does not have any off-balance sheet risks as of December 31, 2004. At December 31, 2003, one customer accounted for 21% of the Company’s accounts receivable. For the years ended December 31, 2004, 2003 and 2002, no single customer accounted for 10% or greater of the Company’s revenues.

(k) Goodwill and other intangible assets (in thousands, except per share amounts)

Goodwill consists of the following:

	December 31,
	2004	2003
Acquisition of Type Solutions, Inc.	$228	$228
Acquisition of Alaras Corporation	499	499

Total Goodwill	$727	$727

The Company follows the accounting and reporting requirements for goodwill and other intangible assets as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. The Company has determined that it does not have separate reporting units and thus goodwill is combined and valued based upon an enterprise wide valuation.

In connection with its adoption of SFAS 142, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s amortized intangible assets follow:

	December 31, 2004			December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$76	$(63)	$13	$76	$(53)	$23
Technology-based	481	(320)	161	460	(240)	220

Total	$557	$(383)	$174	$536	$(293)	$243

Amortization expense for finite-lived intangible assets for the years ended December 31, 2004, 2003 and 2002 was $90, $80, and $72, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2004	$75
2005	51
2006	30
2007	17
2008	1

$174

(l) Reclassifications

Certain prior year account balances have been reclassified to be consistent with the current year’s presentation.

(m) Recently Issued Accounting Standards

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

In December 2004, the FASB issued SFAS 123R which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for the years ended December 31, 2002 through 2004, as if

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

In October 2004, the American Jobs Creation Act (“the Act”) was signed into law. The Act contains provisions that might affect Bitstream’s future effective tax rate. The Company has begun its evaluation of the effects of the Act, but do not expect to be able to complete this evaluation until after the U.S. Treasury Department or Internal Revenue Service provide additional clarifying language on key elements of the Act. The Internal Revenue Service has stated publicly that it expects to release this guidance by the end of the calendar year. The Company expects to be in a position to complete its evaluation, and to record any resulting income taxes by the end of this fiscal year. While the Company is currently uncertain as to the impact of the Act on our annual tax rate, it does not anticipate the impact, if any, to be material.

(n) Impairment of Long-Lived Assets

The Company reviews its long-lived assets (which include intangible assets and property and equipment) for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. The Company evaluates the realizability of its long-lived assets based on profitability and cash flow expectations for the related asset or subsidiary. Management believes that, as of each of the balance sheet dates presented, none of the Company’s long-lived assets was impaired. (See Note 1(k))

(o) Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive (loss) income and its components in a full set of general purpose financial statements. The Company’s comprehensive loss is equal to the Company’s net loss for all periods presented.

(2) Loss Per Share (in thousands)

Basic earnings or loss per share is determined by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the effect of the conversion of potentially dilutive securities, such as stock options, based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. As a result there is no difference between the Company’s basic and diluted loss per share for the three years ended December 31, 2004.

If the Company had reported a profit for these periods, the potential common shares would have increased the weighted average shares outstanding by 539, 951, and 975 shares for the years ended December 31, 2004, 2003, and 2002, respectively. In addition, there were warrants and options outstanding to purchase 744, 565, and 576 shares for the years ended December 31, 2004, 2003, and 2002, respectively, that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company’s common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Investment (in thousands)

On March 13, 1998, the Company made a $500 or 25% equity investment, accounted for under the equity method, in DiamondSoft, Inc. (“DiamondSoft”), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. During the year ended December 31, 2001, the Company made additional investments totaling $410 in DiamondSoft, resulting in an increase in Bitstream’s ownership percentage to 31.7% at December 31, 2001. This ownership percentage remained unchanged until July 1, 2003 when in connection with the acquisition of DiamondSoft by Extensis, a wholly owned subsidiary of Celartem Technology USA, Inc., the Company sold its shares in DiamondSoft to Extensis in a cash transaction resulting in a realized and recognized gain on its investment of $399. The Company’s investment in DiamondSoft as of the June 30, 2003 Balance Sheet was $940 and the Company received $1,339 in cash from this transaction on July 1, 2003. In addition, the purchase agreement called for $300 of the purchase price to be placed in escrow to provide security for escrow and indemnification obligations as set forth in the purchase agreement. The Company deferred recognition of its $91 share of this escrow balance until June 30, 2004 when the amount to be received became fixed and determinable. The gain related to the Company’s investment in DiamondSoft for the for the years ended December 31, 2004, 2003, and 2002 related to the Company’s investment in DiamondSoft totaled approximately $91, $591, and $149, respectively, and are included in the accompanying consolidated statements of operations.

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

A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying consolidated statements of operations as a percentage of pre-tax income is as follows:

	Years Ended December 31,
	2004	2003	2002
Computed expected federal tax benefit	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.0	6.0	6.0
Foreign taxes, including withholding taxes	(7.3)	(6.8)	(9.0)
Change in valuation allowance	(40.0)	(40.0)	(26.8)

Provision for income taxes per accompanying consolidated statement of operations	(7.3)%	(6.8)%	4.2%

The Company’s tax provision for the year ended December 31, 2004 is a result of foreign taxes. The following is a summary of the components of the provision for or (benefit from) income taxes:

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$—	$—	$(134)
State	—	—	(7)
Foreign	42	77	96

Total	$42	$77	$(45)

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The significant items composing the deferred tax asset are as follows:

	Years Ended December 31,
	2004	2003
Net operating loss carryforwards	$7,467	$6,877
Tax credit carryforwards	1,688	1,633
Other temporary differences	230	226

Gross deferred tax asset	9,385	8,736
Valuation allowance	(9,385)	(8,736)

Net deferred tax asset	$—	$—

As of December 31, 2004, the Company has recorded a deferred tax asset of approximately $727 related to the benefit of deductions from stock options. When and if the Company realizes this asset, this benefit will be recorded as a credit to additional paid-in capital.

The following is a summary of foreign and domestic pretax loss:

	Years Ended December 31,
	2004	2003	2002
Foreign	$83	$(57)	$(26)
Domestic	(656)	(1,071)	(1,041)

Total pretax loss	$(573)	$(1,128)	$(1,067)

At December 31, 2004, the Company has available federal and state net operating loss (“NOLs”) carryforwards for income tax purposes and federal and state tax credit carryforwards to reduce future federal income taxes, if any. Utilization of these NOLs is subject to certain annual limitations in accordance with certain tax laws and regulations. These net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service. As of December 31, 2004 the Company has federal and state tax NOL carryforwards of $ 19,322 and $14,375, respectively. These NOL carryforwards begin to expire in 2007 and 2005, respectively. As of December 31, 2004, the Company has federal and state research and development tax credit carryforwards of $744 and $203, respectively. These research and development tax credit carryforwards begin to expire in 2009 and 2016, respectively. As of December 31, 2004 the company has foreign tax credit carryforwards of $810. These foreign tax credit carryforwards begin to expire in 2009.

Management has determined that it is more likely than not that the deferred tax assets will not be realized, therefore, a valuation allowance has reduced the deferred tax assets to zero.

The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004. The Act contains numerous amendments and additions to the U.S. corporate income tax rules. None of these changes, either individually or in the aggregate, is expected to have a significant effect on the Company’s income tax liability. The Company is continuing to evaluate the Act and does not expect to complete this evaluation until after Congress and the Treasury Department provide guidance clarifying certain provisions.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Accrued Expenses, (in thousands)

Accrued expenses consist of the following:

	December 31,
	2004	2003
Accrued royalties	$324	$340
Payroll and other compensation	678	320
Accrued professional and consulting services	158	182
Other	39	35

Total	$1,199	$877

(6) Commitments and Contingencies, (in thousands):

Lease commitments

The Company conducts its operations in leased facilities. In August 2003, the Company entered into a six-year lease agreement and moved its corporate offices. The new lease agreement commenced on September 1, 2003 and obligated the Company to make minimum lease payments plus its pro-rata share of future real estate tax increases and certain operating expense increases above the base year. This lease agreement also required the Company to obtain a Letter of Credit in the amount of $250, which resulted in $250 in cash being classified as restricted on the Company’s Balance Sheet. The amount will be reduced to $200 on the second anniversary and further to $150 on the fourth anniversary of the lease. Rent expense charged to operations for the years ended December 31, 2004, 2003 and 2002 was approximately $457, $657, and $859, respectively.

The future minimum annual lease payments, as of December 31, 2004, under the Company’s leased facilities is as follows:

	Total	2005	2006	2007	2008	2009
Operating Leases	$2,158	$436	$460	$466	$478	$318

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of license revenue on our consolidated Statement of Operations, was approximately $2,786 $2,150, and $1,428, for the years ended December 31, 2004, 2003, and 2002, respectively.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Actions

On June 24, 2003, Monotype Imaging Inc. (formerly Agfa Monotype Corporation) and International Typeface Corporation filed a complaint in the U.S. District Court for the Northern District of Illinois Eastern Division claiming that the Company, through its TrueDoc software, infringes trademarks and copyrights and violates the Digital Millennium Copyright Act. The complaint fails to identify any of the plaintiffs’ trademarks or copyrights that have been allegedly infringed and does not specify any amount of monetary damages. The plaintiffs do seek injunctive relief, but do not make any statement that any of the alleged acts have actually taken place. The Company is contesting these claims.

From time to time, in addition to the infringement case identified above, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of December 31, 2004 no liability has been recorded. Litigation is inherently unpredictable and it is possible that the Company’s financial position, cash flows, or results of operations could be affected in any particular period by the resolution of one or more of these contingencies.

(7) Stockholders’ Equity, (number of shares in thousands)

(a) General

The Company has the following authorized capital: 30,500 shares of Common Stock, $0.01 par value, (30,000 of which are shares of Class A Common Stock and 500 of which are shares of Class B Common Stock), and 6,000 shares of preferred stock, $0.01 par value. Class A Common stockholders have voting rights. Class A Common stockholders have the option, at any time, to convert any or all shares of Class A Common Stock held into an equal number of shares of Class B Common Stock. The Class B Common Stock has rights similar to Class A Common Stock, except Class B Common Shares are nonvoting. The Class B Common stockholders have the option to convert any or all shares of Class B Common Stock held into an equal number of shares of Class A Common Stock, to the extent such stockholder and its affiliates shall be permitted to own, control or have the power to vote such Class A Common Stock under any law, rule or regulation at the time applicable to such stockholder or its affiliates. All outstanding shares of Common Stock as of December 31, 2004 and 2003 represent Class A Common Stock.

(b) Stock Option Plans

On December 7, 1992, the Company adopted the 1993 Nonqualified Stock Option Plan (the “1993 Plan”), under which the Company is authorized to grant options to purchase shares of Class A Common Stock. Options outstanding under the 1993 Plan as of December 31, 2001 are exercisable immediately, expire no later than 10 years from the date of grant and were granted at no less than the fair market value on the date of grant, as determined by the Board of Directors. In 2004, 2003 and 2002, the Company had not granted, and does not intend to grant, any additional options under the 1993 Plan.

On November 21, 1994, the Board of Directors approved the 1994 Stock Plan (the “1994 Plan”) under which the Company is authorized to grant incentive stock options and nonqualified stock options (including warrants) to purchase up to 1,833 shares of Class A Common Stock. Incentive stock options granted under the 1994 Plan must be granted at no less than fair market value of the shares at the date of grant, expire no later than 10 years from the date of grant and vest over periods of up to three years. As of December 31, 2004, the Company had available for issuance stock options to purchase 142 shares of Class A Common Stock pursuant to the 1994 Plan.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On May 1, 1996, the Board of Directors adopted the 1996 Stock Plan (the “1996 Plan”) under which the Company is authorized to grant incentive stock options and nonqualified stock options to purchase shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 1996 Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. A total of 775 shares of Class A Common Stock have been reserved for issuance under the 1996 Plan. As of December 31, 2004, the Company had 40 stock options available for issuance to purchase shares of Class A Common Stock pursuant to the 1996 Plan.

On March 10, 1997, the Board of Directors adopted the 1997 Stock Plan (the “1997 Plan”) under which the Company is authorized to grant warrants, incentive stock options and nonqualified stock options to purchase shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 1997 Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. A total of 1,391 shares of Class A Common Stock have been reserved for issuance under the 1997 Plan. As of December 31, 2004, the Company had available for issuance, stock options to purchase 24 shares of Class A Common Stock pursuant to the 1997 Plan.

On February 11, 2000, the Board of Directors adopted the 2000 Stock Plan (the “2000 Plan”) under which the Company is authorized to grant warrants, incentive stock options and nonqualified stock options to purchase up to 1,000 shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 2000 Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. As of December 31, 2004, the Company had available for issuance, stock options to purchase 100 shares of Class A Common Stock pursuant to the 2000 Plan.

On February 11, 2000, the Board of Directors also adopted the Pageflex, Inc. and MyFonts.com, Inc. 2000 Stock Plans. Under these Plans, the Company is authorized to grant warrants, incentive stock options and nonqualified stock options to purchase up to 3,000 shares of Common Stock in each of these two subsidiaries. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than 100% of the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 2000 Stock Plans provide that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the subsidiary or a change in control of the subsidiary. As of December 31, 2004, the Company had available for issuance, stock options to purchase 1,780 and 1,357 shares of Pageflex, Inc. and MyFonts.com, Inc. Common Stock, respectively, pursuant to the 2000 Stock Plans.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock option activity under all Bitstream, Inc. stock plans for the years ended December 31, 2004, 2003 and 2002 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding, December 31, 2001	2,738	$2.23
Exercised	(47)	1.11
Canceled	(177)	3.85
Granted	167	3.49

Outstanding, December 31, 2002	2,681	$2.22
Exercised	(98)	1.46
Canceled	(97)	2.62
Granted	196	2.56

Outstanding, December 31, 2003	2,682	$2.26
Exercised	(152)	0.95
Canceled	(156)	3.75
Granted	355	2.17

Outstanding, December 31, 2004	2,729	2.23

Exercisable, December 31, 2004	2,282	2.24

	Weighted Average Remaining Contractual Life in Years	Options Outstanding		Options Exercisable
Range of Exercise Prices		Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.34 - $1.38	3.71	50	$1.37	50	$1.37
1.50 - 2.70	4.77	2,175	1.85	1,868	1.88
3.00 - 3.96	7.51	404	3.67	284	3.94
4.56 - 5.75	5.44	92	4.82	72	4.84
8.81 - 8.81	5.12	8	8.81	8	8.81

$0.90 - $8.81	5.18	2,729	$2.23	2,282	$2.24

During 2000, the Company issued options to purchase 7 shares of common stock to non-employee consultants in exchange for services. The Company recorded these transactions at fair value, which was $13,000 for the year ended December 31, 2000. The compensation expense is recorded over the three year vesting period and is subject to variable accounting treatment prior to vesting, whereby the Company remeasures the fair value of the options at the end of each reporting period. Compensation benefit related to these options was $0, $0 and $(27,000), for the years ended December 31, 2004, 2003 and 2002, respectively.

The Company did not grant stock options for stock in its subsidiaries, Pageflex, Inc. or MyFonts.com, Inc., during any of the three years ended December 31, 2003. Stock options outstanding at December 31, 2004 for the Pageflex, Inc. and MyFonts.com, Inc. Common Stock, were 1,218 and 1,643, respectively. Stock options exercisable at December 31, 2004 for the Pageflex, Inc. and MyFonts.com, Inc. Common Stock, were 1,218 and 1,643, respectively.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Warrants

Warrant activity for the three years ended December 31, 2004 is as follows:

Stock Class	Number of Shares Purchasable	Weighted Average Exercise Price
Outstanding, December 31, 2000	360	$6.60
Exercised	(181)	0.90
Canceled	(2)	100.88

Outstanding, December 31, 2001	177	$11.45
Canceled	(34)	23.24

Outstanding, December 31, 2002	143	$8.67
Canceled	(40)	22.50

Outstanding, December 31, 2003	103	$3.31
Exercised	(40)	0.90

Outstanding, December 31, 2004	63	4.84

Exercisable, December 31, 2004	63	4.84

Range of Exercise Prices	Weighted Average Remaining Contractual Life, in Years	Warrants Outstanding and Exercisable	Weighted Average Exercise Price
3.00 - 3.00	0.83	3	3.00
4.94 - 4.94	2.19	60	4.94

$3.00 - $4.94	2.12	63	$4.84

(8) Employee Benefit Plan

The Company has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, the Company may, but is not obligated to, match a portion of the employee’s contribution up to a defined maximum. The Company contributed $58,000, $58,000, $59,000, for the years ended December 31, 2004, 2003, and 2002, respectively.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Geographical Reporting (in thousands):

The Company attributes revenues to different geographical areas on the basis of the location of the customer. All of the Company’s product sales for the years ended December 31, 2004, 2003 and 2002 were shipped from its headquarters located in the United States or its office located in Cheltenham, UK until its closure in March 2003. Revenues by geographic area are as follows:

	Years Ended December 31,
	2004	2003	2002
*Revenue:
United States	$9,373	$7,696	$5,688
Canada	119	154	462
Japan	529	702	848
United Kingdom (UK)	549	422	493
Other (Countries less than 5% individually, by Region)
Europe, excluding UK	899	614	696
Asia, excluding Japan	103	92	241
Other	60	46	39

Total revenue	$11,632	$9,726	$8,467

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce revenue is all included as attributable to the United States.

All of the Company’s long-lived tangible assets are located in the United States of America. The UK sales office was closed on March 31, 2003 and all long-lived assets of that office were liquidated.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) Quarterly Financial Data, (Unaudited)

The following tables (presented in thousands, except per share amounts) set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2004.

	Year Ended December 31, 2004
	First	Second	Third	Fourth	Total
Revenue	$2,730	$2,807	$2,772	$3,323	$11,632
Gross profit	$1,869	$1,816	$1,742	$2,180	$7,607
(Loss) income from operations	$(350)	$(253)	$(154)	$22	$(735)
Net (loss) income	$(345)	$(160)	$(150)	$40	$(615)
Basic net (loss) income per share	$(0.04)	$(0.02)	$(0.02)	$0.00	$(0.07)
Diluted net (loss) income per share	$(0.04)	$(0.02)	$(0.02)	$0.00	$(0.07)

	Year Ended December 31, 2003
	First	Second	Third	Fourth	Total
Revenue	$2,032	$2,753	$2,302	$2,639	$9,726
Gross profit	$1,356	$2,030	$1,570	$1,753 (1)	$6,709
Loss from operations	$(979)	$40	$(595)	$(233)	$(1,767)
Net (loss) income	$(917)	$132	$(191)	$(229)	$(1,205)
Basic net (loss) income per share	$(0.11)	$0.02	$(0.02)	$(0.03)	$(0.14)
Diluted net (loss) income per share	$(0.11)	$0.01	$(0.02)	$(0.03)	$(0.14)

(1)	Includes the recording of royalty expenses attributable to a settlement agreement with a Pageflex vendor.

(11) Valuation and qualifying accounts (in thousands)

		Additions
Accounts receivable reserves:	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts		Deductions	Balance at End of Year
December 31, 2004	$26	$—	$—	(1)	$—	$26
December 31, 2003	$15	$(4)	$—	(1)	$15	$26
December 31, 2002	$53	$(18)	$—	(1)	$(20)	$15

(1)	Uncollectible accounts written off, net of recoveries.