Form 10-Q
period 2005-03-31
BITSTREAM INC
filed 2005-05-13
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

On May 10, 2005, there were 8,765,730 shares of Class A Common Stock, par value $0.01 per share issued, including 125,809 issued and designated as treasury shares, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,095	$4,405
Accounts receivable, net of allowance of $26 at March 31, 2005 and December 31, 2004	1,262	962
Prepaid expenses and other current assets	210	233

Total current assets	5,567	5,600

Property and equipment, net	338	282

Other assets:
Restricted cash	250	250
Goodwill	727	727
Intangible assets	163	174

Total other assets	1,140	1,151

Total assets	$7,045	$7,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$967	$278
Accrued expenses	635	1,199
Deferred revenue	753	792

Total current liabilities	2,355	2,269

Deferred rent	198	200

Total liabilities	2,553	2,469

Commitments and contingencies (Note 5)
Stockholders’ equity :
Preferred stock, $0.01 par value Authorized - 6,000 shares Issued and outstanding - 0 at March 31, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value Authorized - 30,500 shares Issued and outstanding- 8,765 at March 31, 2005 and December 31, 2004	88	88
Additional paid-in capital	32,789	32,789
Accumulated deficit	(28,025)	(27,953)
Treasury stock, at cost; 126 shares as of March 31, 2005 and December 31, 2004	(360)	(360)

Total stockholders’ equity	4,492	4,564

Total liabilities and stockholders’ equity	$7,045	$7,033

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	Three Months Ended March 31,
	2005	2004
Revenue:
Software licenses	$2,809	$2,284
Services	587	446

Total revenue	3,396	2,730

Cost of revenue:
Software licenses	1,005	681
Services	316	180

Cost of revenue	1,321	861

Gross profit	2,075	1,869

Operating expenses:
Marketing and selling	669	693
Research and development	1,006	1,030
General and administrative	485	496

Total operating expenses	2,160	2,219

Operating loss	(85)	(350)

Interest and other income, net	14	28

Loss before provision for income taxes	(71)	(322)

Provision for income taxes	1	23

Net loss	$(72)	$(345)

Basic and diluted net loss per share	$(0.01)	$(0.04)

Basic and diluted weighted average shares outstanding	8,640	8,449

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(72)	$(345)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	45	45
Amortization	19	23
Changes in operating assets and liabilities:
Accounts receivable	(300)	191
Prepaid expenses and other assets	23	(187)
Accounts payable	689	(229)
Accrued expenses	(564)	235
Deferred revenue	(39)	65
Deferred rent (long term)	(2)	69

Net cash used in operating activities	(201)	(133)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment, net	(101)	(23)
Additions to intangible assets	(8)	(11)

Net cash used in investing activities	(109)	(34)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	—	5

Net cash provided by financing activities	—	5

Net Decrease in Cash and Cash Equivalents	(310)	(162)
Cash and Cash Equivalents, beginning of period	4,405	4,367

Cash and Cash Equivalents, end of period	$4,095	$4,205

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$—	$1
Cash paid for income taxes	$1	$12

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

(1) Significant Accounting Policies

Bitstream Inc. (“Bitstream”) and its subsidiaries (collectively, the “Company”) enable customers worldwide to render high-quality text, browse the Web on wireless devices, select from the largest collection of fonts online, and customize documents over the Internet. Its core competencies include font technology, browsing technology, and publishing technology. Visit Bitstream on the Web at http://www.bitstream.com.

(a) Basis of Presentation

The consolidated financial statements of the Company presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 2004 has been derived from the Company’s audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K, which was filed by the Company with the SEC on March 29, 2005. The balance sheet as of March 31, 2005, the statements of operations for the three month ended March 31, 2005 and 2004, the statements of cash flows for the three months ended March 31, 2005 and 2004, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company for these interim periods.

The results of operations for the three months ended March 31, 2005 may not necessarily be indicative of the results to be expected for the year ending December 31, 2005.

(b) Revenue Recognition (in thousands)

The Company derives revenues from the license of its software products, and from consulting and support and maintenance services. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

We receive and recognize licensing fees and royalty revenue from: (1) Original Equipment Manufacturer (“OEM”) and Independent Software Vendor (“ISV”) customers for font rendering and page composition technologies; (2) direct and indirect licenses of software publishing applications for the creation, enhancement, management, transport, viewing and printing of electronic information; (3) direct sales of custom design and consulting services to end users such as graphic artists, desktop publishers, corporations and resellers; and (4) sales of fonts and publishing applications to foreign customers primarily through distributors.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and when collection is probable. Revenue related to extended payment programs is recognized when payment becomes due to the Company. End user sales include e-commerce revenue generated from the Company’s Web sites from the licensing of Bitstream fonts, and subscription licenses for the ThunderHawk browser, licensing of fonts developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and for the three months ended March 31, 2005 and 2004 was $4 and $3, respectively. There are minimal costs associated with the Referral Fee program, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. The Company expenses those costs as incurred.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

(c) Stock-Based Compensation

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

	Three Months Ended March 31,
	2005	2004
Net loss:
As reported	$(72)	$(345)
Deduct: Total stock-based compensation expense determined under the fair value based method for all grants, net of related tax effects	103	201

Pro forma	$(175)	$(546)

Basic and diluted net loss per share:
As reported	$(0.01)	$(0.04)
Pro forma	$(0.02)	$(0.06)

For purposes of computing pro forma net loss, the Company estimates the fair value of all option or warrant grants granted to employees as of March 31, 2005 using the Black Scholes option pricing model prescribed by SFAS No. 123. Assumptions used and weighted average information are as follows:

	Three Months Ended March 31,
	2005	2004
Risk-free interest rates	3.69%	3.01	% to 3.03%
Expected dividend yield	—	—
Expected lives	5 Years	5 Years
Expected volatility	104.52%	116.14%

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(d) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places a majority of its cash investments in one highly-rated financial institution. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company’s accounts receivable. Two customers each accounted for 14% of the Company’s accounts receivable at March 31, 2005. The Company does not have any off-balance sheet risks as of March 31, 2005. At December 31, 2004, no customer accounted for 10% or more of the Company’s accounts receivable. No single customer accounted for 10% or more of the Company’s revenue for the periods ended March 31, 2005 or March 31, 2004, respectively.

(e) Goodwill and other intangible assets (in thousands)

Goodwill consists of the following:

	March 31, 2005	December 31, 2004
Acquisition of Type Solutions, Inc.	$228	$228
Acquisition of Alaras Corporation.	499	499

Total Goodwill	$727	$727

The Company follows the accounting and reporting requirements for goodwill and other intangible assets as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. The Company has determined that it does not have separate reporting units and thus goodwill is combined and valued based upon an enterprise- wide valuation.

In connection with its adoption of SFAS 142, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate.

The components of the Company’s amortized intangible assets follow:

	March 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$76	$(65)	$11	$76	$(63)	$13
Technology-based	489	(337)	152	481	(320)	161

Total	$565	$(402)	$163	$557	$(383)	$174

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense for finite-lived intangible assets for the three months ended March 31, 2005 and 2004 was $19 and $23, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2005, remainder	$57
2006	53
2007	31
2008	19
2009	3

$163

(f) Reclassifications

Certain prior year account balances have been reclassified to be consistent with the current year’s presentation.

(g) Recently Issued Accounting Standards

In October 2004, the American Jobs Creation Act (“the Act”) was signed into law. The Act contains provisions that might affect Bitstream’s future effective tax rate. The Company has begun its evaluation of the effects of the Act, but does not expect to be able to complete this evaluation until after the U.S. Treasury Department or Internal Revenue Service provide additional clarifying language on key elements of the Act. The Internal Revenue Service has stated publicly that it expects to release this guidance by the end of the calendar year. The Company expects to be in a position to complete its evaluation, and to record any resulting income taxes by the end of this fiscal year. While the Company is currently uncertain as to the impact of the Act on our annual tax rate, it does not anticipate the impact, if any, to be material.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payments,” which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement Statement No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period that begins after June 15, 2005. As a result, the Company will implement SFAS 123(R) in the reporting period starting January 1, 2006. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts for the three months ended March 31, 2005 and 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(2) Income (Loss) Per Share (in thousands)

Basic earnings or loss per share is determined by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the effect of the conversion of potentially dilutive securities, such as stock options and warrants, based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. As a result there is no difference between the Company’s basic and diluted loss per share for the three months ended March 31, 2005 and 2004.

If the Company had reported a profit for these periods, potential common shares would have increased the weighted average shares outstanding by 650 and 914 shares for three months ended March 31, 2005 and 2004, respectively. In addition, there were warrants and options outstanding to purchase 572 and 571 shares for the three months ended March 31, 2005 and 2004, respectively, that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company’s common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(3) Accrued Expenses, (in thousands)

	March 31, 2005	December 31, 2004
Accrued expenses consist of the following:
Accrued royalties	$86	$324
Payroll and other compensation	390	678
Accrued professional and consulting services	134	158
Other	25	39

Total	$635	$1,199

(4) Geographical Reporting (in thousands):

The Company attributes revenue to different geographical areas on the basis of the location of the customer. All of the Company’s product sales for the three months ended March 31, 2005 and 2004 were shipped from its headquarters located in the United States. Revenue by geographic area is as follows:

	Three Months Ended March 31,
	2005	2004
*Revenue:
United States	$2,774	$2,101
Japan	40	171
United Kingdom	262	134

Other (Countries less than 5% individually, by Region, excluding countries specifically listed above):
Europe	243	240
Asia	—	44
Other, including Canada	77	40

Total revenue	$3,396	$2,730

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce revenue is all included as attributable to the United States.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

All of the Company’s long-lived tangible assets are located in the United States of America.

(5) Commitments and contingencies (in thousands):

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

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense is recorded under cost of license revenue on our consolidated Statement of Operations.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of March 31, 2005 no liability has been recorded. Litigation is inherently unpredictable and it is possible that the Company’s financial position, cash flows, or results of operations could be affected in any particular period by the resolution of one or more of these contingencies or the costs involved in seeking the resolution of these contingencies.

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

The Company maintains its executive offices at 245 First Street, 17th Floor, Cambridge, Massachusetts 02142. Our telephone number is 617-497-6222. We maintain a Web site at www.bitstream.com. Investors can obtain copies of our SEC filings from this site free of charge, as well as from the SEC Web site at www.sec.gov.

CRITICAL ACCOUNTING POLICIES

We incorporate by reference the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 29, 2005. No changes have been made to these policies since December 31, 2004.

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

CONDITION AND RESULTS OF OPERATIONS – (Continued)

and Exchange Commission (“SEC”), including those risks and uncertainties discussed under the Forward Looking Statements section in the Company’s Annual Report filed with the SEC on Form 10-K on March 29, 2005. The forward-looking statements contained herein represent the Company’s judgment as of the date of this report, and the Company cautions readers not to place undue reliance on such statements. Management undertakes no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS (in thousands, except percentages)

Revenue and Gross Profit:

	Three Months Ended March 31,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$2,809	82.7%	$2,284	83.7%	$525	23.0%
Services	587	17.3	446	16.3	141	31.6

Total revenue	3,396	100.0	2,730	100.0	666	24.4

Cost of Revenue
Software licenses	1,005	35.8	681	29.8	324	47.6
Services	316	53.8	180	40.4	136	75.6

Total cost of revenue	1,321	38.9	861	31.5	460	53.4

Gross Profit	$2,075	61.1%	$1,869	68.5%	$206	11.0%

The increase in license revenue was primarily due to direct sales, including e-commerce sales, which increased $528 to $1,988 for the three months ended March 31, 2005 as compared to $1,460 for the three months ended March 31, 2004. The increase in revenue from services for the three months ended march 31, 2005 was primarily due to increases in maintenance and support contracts associated with the Company’s publishing product line. The Company expects this revenue trend to continue and that the resulting cost of revenue and gross profit a percentage of revenue to approximate the above percentages for the year.

The Company recognizes license revenue from direct sale of its products and products licensed from third parties including e-commerce sales made via the Company’s Web sites, from licensing agreements with OEMs and ISVs, and from the resale of its products through various resellers. Reseller revenue is recognized if collection is probable, upon notification from the reseller that it has sold the product or if for a physical product, upon delivery of the software. Revenue from resellers increased $110 to $355 for the three months ended March 31, 2005 from $245 for the three months ended March 31, 2004. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, the licensing of the ThunderHawk browser, the licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and was $4 and $3 for the three months ended March 31, 2005 and 2004, respectively. There are minimal costs associated with the referral revenue, which primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. The Company expenses those costs as incurred.

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

The increases in cost of license revenue for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 were primarily due to increased royalty, shipping, and credit card processing expenses in connection with the Company’s increased e-commerce sales. The increase in cost of services revenue for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was primarily due to an increase in customer consulting resources for the publishing product line of $63 and an increase in internal resource costs of $69 for custom font development. Cost of revenue for the Company includes royalties and fees paid to third parties for the development or license of rights to technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

Operating Expenses:

	Three Months Ended March 31,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$669	19.7%	$693	25.4%	$(24)	(3.5)%
Research and development	1,006	29.6	1,030	37.7	(24)	(2.3)
General and administrative	485	14.3	496	18.2	(11)	(2.2)

Total operating expenses	$2,160	63.6%	$2,219	81.3%	$(59)	(2.7)%

Marketing and selling (“M&S”) expense consist primarily of salaries and benefits, commissions, travel expenses and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The decrease in M&S expense for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was primarily the result of a change in the schedule of publishing industry trade shows which had taken place during the first quarter of 2004 to be held during the second quarter of 2005. The Company’s management expects M&S expense to increase for the remainder of 2005 as compared to the same period in 2004.

Research and development (“R&D”) expense consist primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The decrease in R&D expense for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 was primarily the result of a decrease in the internal resources allocated to R&D for internal R&D projects. The Company’s management expects expenditures on R&D to approximate their current level until the fourth quarter when the Company plans to add additional R&D resources.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. G&A expenses decreased for the three months ended March 31, 2005 as compared to the three months ended March 31, 2004 primarily due to a decrease in legal costs to defend against certain trademark infringement lawsuits. This decrease was partially offset by a $60,000 bad debt write-off expensed during the three months ended March 31, 2005. The Company’s management expects G&A expense as a percent of revenue to approximate the above value for the year but cannot predict the timing or level of the legal costs involved in seeking resolution of the outstanding legal proceedings described above.

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Other income and (expense), net;

	Three Months Ended March 31,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Interest and other income, net	$14	0.4%	$28	1.0%	$(14)	(50.0)%

Total Other Income	$14	0.4%	$28	1.0%	$(14)	(50.0)%

Other income for the three months ended March 31, 2005 and 2004 includes interest income earned on cash and money market instruments net of interest expense. In addition, other income for the three months ended March 31, 2004 consists of a realized gain on foreign currency related to the closure of the UK sales office of $15.

Provision for income taxes:

	Three Months Ended March 31,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Provision for Income Taxes	$1	0.0%	$23	0.8%	$(22)	(95.7)%

The provision for income taxes consists primarily of foreign income taxes. Foreign taxes vary with royalties from customers in countries who have signed tax conventions with the United States including Japan, Korea, and Poland.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of the Company’s MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of the Company’s investment in DiamondSoft to Extensis in July of 2003. As of March 31, 2005, the Company had net working capital of $3,212 as compared to $3,331 at December 31, 2004.

The Company used cash of approximately $201 and $133 to fund its operations during the three months ended March 31, 2005 and 2004, respectively. This cash was used to fund the Company’s net losses, which after adjustment for non-cash expenses used $8 and $277 in cash during the three months ended March 31, 2005 and 2004, respectively. Changes in operating assets and liabilities resulted in the use of $193 for the three months ended March 31, 2005 primarily due to a $300 increase in accounts receivable, which was partially offset by a $125 increase in accounts payable and accrued expenses. Changes in operating assets and liabilities resulted in a cash savings of $144 for the three months ended March 31, 2004 primarily due to the collection of accounts receivable and the resulting decrease in the receivable balance during the three month period then ended. The Company’s investing activities for the three months ended March 31, 2005 and 2004 used cash to acquire additional property and equipment and intangible assets of $109 and $34, respectively. The Company’s financing activities provided cash of $0 and $5 for the three months ended March 31, 2005 and 2004, respectively, from the exercise of stock options.

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

As of March 31, 2005, the Company had no material commitments for capital expenditures. From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company’s business. Any such transactions consummated may use a portion of the Company’s working capital or require the Company to issue additional equity securities or incur debt.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2004, the American Jobs Creation Act (“the Act”) was signed into law. The Act contains provisions that might affect Bitstream’s future effective tax rate. The Company has begun its evaluation of the effects of the Act, but do not expect to be able to complete this evaluation until after the U.S. Treasury Department or Internal Revenue Service provides additional clarifying language on key elements of the Act. The Internal Revenue Service has stated publicly that it expects to release this guidance by the end of the calendar year. The Company expects to be in a position to complete its evaluation, and to record any resulting income taxes by the end of this fiscal year. While the Company is currently uncertain as to the impact of the Act on our annual tax rate, it does not anticipate the impact, if any, to be material.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payments,” which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement Statement No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, the Company will implement SFAS 123(R) in the reporting period starting January 1, 2006. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for the three months ended March 31, 2005 and 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of March 31, 2005, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are short-term money market accounts and bank deposits that are carried on the Company’s books at fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiary are almost exclusively conducted in their respective local currencies. The Company’s international subsidiary is currently inactive and the impact of currency exchange rate movements on inter-company transactions was immaterial for the three months ended March 31, 2005. International subsidiary operations, if resumed, will be translated into U.S. dollars and consolidated for reporting purposes. Currently, the Company does not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures as of March 31, 2005, each of Anna Chagnon, Chief Executive Officer, and James Dore, Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that information required to be disclosed by the Company in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended March 31, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls and procedures or its internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

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

In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of March 31, 2005 no liability for legal claims has been recorded. Litigation is inherently unpredictable and it is possible that the Company’s Financial Position, cash flows, or results of operations could be affected in any particular period by the resolution of one or more of these contingencies or the costs involved in seeking resolution to these contingencies.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

(a)	Instruments defining the rights of the holders of any class of registered securities of the Company have not been materially modified during the three months ended March 31, 2005.

(b)	Rights evidenced by any class of registered securities of the Company have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended March 31, 2005.

(c)	There were no unregistered securities sold by the Company during the three months ended March 31, 2005.

(d)	There were no repurchases by the Company of its equity securities during the three months ended March 31, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the three months ended March 31, 2005.

ITEM 5. OTHER INFORMATION

(a)	Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved during any reporting period by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor. All non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. During the three months ended March 31, 2005, the audit committee pre-approved the following amounts for services:

	2004	2005
Year end audit services including quarterly reviews	$120,000	$175,000
Tax Services including planning	33,000	33,000

Total approved	$153,000	$208,000

(b)	There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6. EXHIBITS

(a)	Exhibits

CERTIFICATIONS
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

    None

PART II - SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.
(Registrant)

SIGNATURE	TITLE	DATE
/s/ Anna M. Chagnon	President and Chief Executive Officer (Principal Executive Officer)	May 13, 2005
Anna M. Chagnon

/s/ James P. Dore	Vice President and Chief Financial Officer (Principal Accounting Officer)	May 13, 2005
James P. Dore