Form 10-Q
period 2005-06-30
BITSTREAM INC
filed 2005-08-15
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

On August 10, 2005, there were 8,807,398 shares of Class A Common Stock, par value $0.01 per share issued, including 125,809 issued and designated as treasury shares, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

I NDEX

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,230	$4,405
Accounts receivable, net of allowance of $26 at June 30, 2005 and December 31, 2004	1,747	962
Prepaid expenses and other current assets	180	233

Total current assets	6,157	5,600

Property and equipment, net	336	282

Other assets:
Restricted cash	250	250
Goodwill	727	727
Intangible assets	150	174

Total other assets	1,127	1,151

Total assets	$7,620	$7,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$953	$278
Accrued expenses	941	1,199
Deferred revenue	990	792

Total current liabilities	2,884	2,269

Deferred rent	197	200

Total liabilities	3,081	2,469

Commitments and contingencies (Note 5)
Stockholders’ equity :
Preferred stock, $0.01 par value Authorized – 6,000 shares Issued and outstanding– 0 at June 30, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value Authorized – 30,500 shares Issued and outstanding- 8,660 at June 30, 2005 and 8,639 at December 31, 2004	88	88
Additional paid-in capital	32,830	32,789
Accumulated deficit	(28,019)	(27,953)
Treasury stock, at cost; 126 shares as of June 30, 2005 and December 31, 2004	(360)	(360)

Total stockholders’ equity	4,539	4,564

Total liabilities and stockholders’ equity	$7,620	$7,033

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
Software licenses	$3,187	$2,357	$5,996	$4,641
Services	621	450	1,208	896

Total revenue	3,808	2,807	7,204	5,537

Cost of revenue:
Software licenses	1,081	796	2,086	1,477
Services	285	195	601	375

Cost of revenue	1,366	991	2,687	1,852

Gross profit	2,442	1,816	4,517	3,685

Operating expenses:
Marketing and selling	772	682	1,441	1,375
Research and development	975	940	1,981	1,970
General and administrative	701	447	1,186	943

Total operating expenses	2,448	2,069	4,608	4,288

Operating loss	(6)	(253)	(91)	(603)

Gain on investment in DiamondSoft, Inc.	—	91	—	91
Interest and other income, net	12	15	26	43

Income (loss) before provision for income taxes	6	(147)	(65)	(469)

Provision for income taxes	—	13	1	36

Net Income (loss)	$6	$(160)	$(66)	$(505)

Basic and diluted net income (loss) per share	$0.00	$(0.02)	$(0.01)	$(0.06)

Basic weighted average shares outstanding	8,650	8,483	8,644	8,466

Diluted weighted average shares outstanding	9,472	8,483	8,644	8,466

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(66)	$(505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	90	88
Amortization	40	46
Gain on Investment in DiamondSoft, Inc.		(91)
Changes in operating assets and liabilities:
Accounts receivable	(785)	125
Prepaid expenses and other assets	53	(84)
Accounts payable	675	(171)
Accrued expenses	(258)	68
Deferred revenue	198	169
Deferred rent (long term)	(3)	67

Net cash used in operating activities	(56)	(288)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in DiamondSoft, Inc.	—	91
Purchases of property and equipment, net	(144)	(57)
Additions to intangible assets	(16)	(17)

Net cash used in investing activities	(160)	17

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	41	71

Net cash provided by financing activities	41	71

Net decrease in cash and cash equivalents	(175)	(200)
Cash and cash equivalents, beginning of period	4,405	4,367

Cash and cash equivalents, end of period	$4,230	$4,167

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$—
Cash paid for income taxes	$2	$34
Stock option compensation reclassification from accrued expenses to additional paid-in capital	$—	$58

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

JUNE 30, 2005

(1) Significant Accounting Policies

Bitstream Inc. (“Bitstream”) and its subsidiaries (collectively, the “Company”) comprise a software development company that enables customers worldwide to render high-quality text, browse the Web on wireless devices, select from the largest collection of fonts online, and customize documents over the Internet. Its core competencies include font technology, browsing technology, and publishing technology. Visit Bitstream on the Web at http://www.bitstream.com.

(a) Basis of Presentation

The consolidated financial statements of the Company presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 2004 has been derived from the Company’s audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Annual Report on Form 10-K, which was filed by the Company with the SEC on March 29, 2005. The balance sheet as of June 30, 2005, the statements of operations for the three and six month periods ended June 30, 2005 and 2004, the statements of cash flows for the six months ended June 30, 2005 and 2004, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company for these interim periods.

The results of operations for the six months ended June 30, 2005 may not necessarily be indicative of the results to be expected for the year ending December 31, 2005.

(b) Revenue Recognition (in thousands)

The Company derives revenue from the license of its software products, and from consulting and support and maintenance services. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

The Company receives and recognizes licensing fees and royalty revenue from: (1) Original Equipment Manufacturer (“OEM”) and Independent Software Vendor (“ISV”) customers for font rendering and page composition technologies; (2) direct and indirect licenses of software publishing applications for the creation, enhancement, management, transport, viewing and printing of electronic information; (3) direct sales of custom design and consulting services to end users such as graphic artists, desktop publishers, corporations and resellers; and (4) sales of fonts and publishing applications to foreign customers primarily through distributors.

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

The Company recognizes license revenue from the resale of its products through various resellers. Resellers may sell the Company’s products in either an electronic format or CD format. Revenue is recognized if collection is probable, upon notification from the reseller that it has sold the product, or for a CD product, upon delivery of the software.

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and when collection is probable. Revenue related to extended payment programs is recognized when payment becomes due to the Company. End user sales include e-commerce revenue generated from the Company’s Web sites from the licensing of Bitstream fonts, and subscription licenses for the ThunderHawk browser, licensing of fonts developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and for the three months ended June 30, 2005 and 2004 was $4 and $3, respectively. There are minimal costs associated with the Referral Fee program, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. The Company expenses those costs as incurred.

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

Deferred revenue includes unearned software maintenance revenue and advance billings under software development contracts and page layout technology licenses.

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

	Three Months Ended June 30,		Six months Ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$6	$(160)	$(66)	$(505)
Deduct: Total stock-based compensation expense determined under the fair value based method for all grants, net of related tax effects	97	212	200	413

Pro forma	$(91)	$(372)	$(266)	$(918)

Basic and diluted net loss per share:
As reported	$0.00	$(0.02)	$(0.01)	$(0.06)
Pro forma	$(0.01)	$(0.04)	$(0.03)	$(0.11)

For purposes of computing pro forma net loss, the Company estimates the fair value of all options and warrants granted to employees as of June 30, 2005 using the Black Scholes option pricing model prescribed by SFAS No. 123. Assumptions used and weighted average information are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rates	3.76%	3.87%	3.69% to 3.76%	3.37% to 3.87%
Expected dividend yield	—	—	—	—
Expected lives	5 Years	5 Years	5 Years	5 Years
Expected volatility	100.7%	116.1%	100.7 to 104.5%	116.1%

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(d) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company places a majority of its cash investments in one highly-rated financial institution. The Company has not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in the Company’s accounts receivable. One customer accounted for 15% of the Company’s accounts receivable at June 30, 2005. The Company does not have any off-balance sheet risks as of June 30, 2005. At December 31, 2004, no customer accounted for 10% or more of the Company’s accounts receivable. No single customer accounted for 10% or more of the Company’s revenue for the three or six month periods ended June 30, 2005 or June 30, 2004.

(e) Goodwill and other intangible assets (in thousands)

Goodwill consists of the following:

	June 30, 2005	December 31, 2004
Acquisition of Type Solutions, Inc.	$228	$228
Acquisition of Alaras Corporation.	499	499

Total Goodwill	$727	$727

The Company follows the accounting and reporting requirements for goodwill and other intangible assets as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. The Company has determined that it does not have separate reporting units and thus goodwill is combined and valued based upon an enterprise-wide valuation.

In connection with its adoption of SFAS 142, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined that they continue to be appropriate.

The components of the Company’s amortized intangible assets follow:

	June 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$77	$(68)	$9	$76	$(63)	$13
Technology-based	496	(355)	141	481	(320)	161

Total	$573	$(423)	$150	$557	$(383)	$174

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense for finite-lived intangible assets for the three months ended June 30, 2005 and 2004 was $21 and $23, respectively. Amortization expense for finite-lived intangible assets for the six months ended June 30, 2005 and 2004 was $40 and $46, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2005, remainder	$38
2006	54
2007	33
2008	20
2009	4
2010	1

$150

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

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payments,” which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement Statement No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, the Company will implement SFAS 123(R) in the reporting period starting January 1, 2006. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for the three and six month periods ended June 30, 2005 and 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average shares outstanding	8,650	8,483	8,644	8,466
Dilutive effect of options	822	—	—	—
Dilutive effect of warrants	—	—	—	—

Shares used to compute diluted net income (loss) per share	9,472	8,483	8,644	8,466

If the Company had reported a profit for the six months ended June 30, 2005, potential common shares would have increased the weighted average shares outstanding by 742. If the Company had reported a profit for the three and six month periods ended June 30, 2004, potential common shares would have increased the weighted average shares outstanding by 633 and 784, respectively. In addition, there were warrants and options outstanding to purchase 563 and 577 shares for the three months and six months ended June 30, 2005, respectively, and 572 and 568 shares for the three months and six months ended June 30, 2004, respectively, that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company’s common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(3) Accrued Expenses, (in thousands)

	June 30, 2005	December 31, 2004
Accrued expenses consist of the following:
Accrued royalties	$157	$324

Payroll and other compensation	586	678
Accrued professional and consulting services	164	158
Other	34	39

Total	$941	$1,199

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(4) Geographical Reporting (in thousands):

The Company attributes revenue to different geographical areas on the basis of the location of the customer. All of the Company’s product sales for the three months ended June 30, 2005 and 2004 were shipped from its headquarters located in the United States. Revenue by geographic area is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
*Revenue:
United States	$2,783	$2,340	5,529	4,441
Canada	552	28	627	60
Japan	80	144	127	315
United Kingdom	133	95	412	230

Other (Countries less than 5% individually, by Region, excluding countries specifically listed above):
Europe	198	162	441	401
Asia	27	38	27	82
Other	35	—	41	8

Total revenue	$3,808	$2,807	7,204	5,537

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce revenue is all included as attributable to the United States.

All of the Company’s long-lived tangible assets are located in the United States of America.

(5) Commitments and contingencies (in thousands):

Lease Commitments

The Company conducts its operations in leased facilities. In August 2003, the Company entered into a six-year lease agreement and moved its corporate offices. The new lease agreement commenced on September 1, 2003 and obligated the Company to make minimum lease payments plus its pro-rata share of future real estate tax increases and certain operating expense increases above the base year. This lease agreement also required the Company to obtain a Letter of Credit in the amount of $250, which resulted in $250 in cash being classified as restricted on the Company’s Balance Sheet. This amount will be reduced to $200 on the second anniversary and further to $150 on the fourth anniversary of the lease.

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

Legal Actions

On June 24, 2003, Monotype Imaging Inc. (formerly Agfa Monotype Corporation) and International Typeface Corporation filed a complaint in the U.S. District Court for the Northern District of Illinois Eastern Division claiming that the Company, through its TrueDoc software, infringes trademarks and copyrights and violates the Digital Millennium Copyright Act. Judge Amy J. St. Eve of the U.S. District Court for the Northern District of Illinois Eastern Division ruled in favor of Bitstream on all counts. In her opinion issued on July 12, 2005, the Court found that Bitstream was not liable under any claims of contributory infringement, contributory trademark infringement, or infringement under the Digital Millennium Copyright Act. Previously, on April 21, 2005, the Court held that Bitstream was not liable under claims for direct copyright or trademark infringement or for vicariously infringing Monotype Imaging, Inc.’s and International Typeface Corporation’s copyrights. As a result of these two decisions, the Court entered judgment for Bitstream Inc. The Company has been notified that Monotype Imaging has filed a Notice of Appeal with the Court.

From time to time, in addition to the infringement case identified above, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of June 30, 2005, no liability has been recorded. Litigation is inherently unpredictable and it is possible that the Company’s financial position, cash flows, or results of operations could be affected in any particular period by the resolution of one or more of these contingencies or the costs involved in seeking the resolution of these contingencies.

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

RESULTS OF OPERATIONS (in thousands, except percentages)

Revenue and Gross Profit:

	Three Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$3,187	83.7%	$2,357	84.0%	$830	35.2%
Services	621	16.3	450	16.0	171	38.0

Total revenue	3,808	100.0	2,807	100.0	1,001	35.7

Cost of Revenue

Software licenses	1,081	33.9	796	33.8	285	35.8
Services	285	45.9	195	43.3	90	46.2

Total cost of revenue	1,366	35.9	991	35.3	375	37.8

Gross Profit	$2,442	64.1%	$1,816	64.7%	$626	34.5%

	Six Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$5,996	83.2%	$4,641	83.8%	$1,355	29.2%
Services	1,208	16.8	896	16.2	312	34.8

Total revenue	7,204	100.0	5,537	100.0	1,667	30.1

Cost of Revenue

Software licenses	2,086	34.8	1,477	31.8	609	41.2
Services	601	49.8	375	41.9	226	60.3

Total cost of revenue	2,687	37.3	1,852	33.4	835	45.1

Gross Profit	$4,517	62.7%	$3,685	66.6%	$832	22.6%

The increase in license revenue was due to increases in sales to all customer classes; OEM, direct, and reseller. The increases were due to the acquisition of new customers, as well as from new sales and continuing royalties with existing customers across all product lines. Direct sales, including e-commerce sales, which increased $463 to $2,052 for the three months ended June 30, 2005 as compared to $1,589 for the three months ended June 30, 2004, and $991 to $4,040 for the six months ended June 30, 2005 as compared to $3,049 for the six months ended June 30, 2004. OEM license revenue increased $219 to $754 for the three months ended June 30, 2005 as compared to $535 for the three months ended June 30, 2004 and $143 to $1,290 for the six months ended June 30, 2005 as compared to $1,147 for the six months ended June 30, 2004. License revenue from resellers increased $148 to $381 for the three months ended June 30, 2005 from $233 for the three months ended June 30, 2004, and $221 to $666 for the six months ended June 30, 2005 from $445 for the six months ended June 30, 2004. The increase in revenue from services for the three months ended June 30, 2005 was primarily due to increases in revenue from support contracts and consulting services associated with the Company’s publishing product line which increased $171 and $243 for the three month and six month periods ended June 30, 2005 as compared to the same periods ended June 30, 2004. The Company expects these revenue trends to continue and that the resulting cost of revenue and gross profit as a percentage of revenue to approximate the above percentages for the year.

The Company recognizes license revenue from direct sale of its products and products licensed from third parties including e-commerce sales made via the Company’s Web sites, from licensing agreements with OEMs and ISVs, and from the resale of its products through various resellers. Reseller revenue is recognized if collection is probable, upon notification from the reseller that it has sold the product or if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, the licensing of the ThunderHawk browser, the licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and was $4 for the three months ended June 30, 2005 and 2004, and $8 and $7 for the six months ended June 30, 2005 and 2004, respectively. There are minimal costs associated with the referral revenue, which primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. The Company expenses those costs as incurred.

The increases in cost of license revenue for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 were due to increased royalty, shipping, and credit card processing expenses in connection with the Company’s increased sales in all product lines. These included increases in e-commerce related costs of $205 and $513 for the three and six month periods ended June 30, 2005 as compared to the same periods ended June 30, 2004. The increase in cost of services revenue for the three and six month periods ended June 30, 2005 as compared to the same periods ended June 30, 2004 was primarily due to an increases in customer consulting resources for the publishing product line of $72 and $135, respectively. In addition, cost of service revenue increased $67 to $235 for the six months ended June 30, 2005 as compared to $168 for the six months ended June 30, 2004 due to an increase in internal resource costs for custom font development. Cost of revenue for the Company includes royalties and fees paid to third parties for the development or license of rights to technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

Operating Expenses:

	Three Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$772	20.3%	$682	24.3%	$90	13.2%
Research and development	975	25.6	940	33.5	35	3.7
General and administrative	701	18.4	447	15.9	254	56.8

Total operating expenses	$2,448	64.3%	$2,069	73.7%	$379	18.3%

	Six Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$1,441	20.0%	$1,375	24.8%	$66	4.8%
Research and development	1,981	27.5	1,970	35.6	11	0.6
General and administrative	1,186	16.5	943	17.0	243	25.8

Total operating expenses	$4,608	64.0%	$4,288	77.4%	$320	7.5%

Marketing and selling (“M&S”) expense consist primarily of salaries and benefits, commissions, travel expenses and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The increase in M&S expense for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was primarily the result of increased headcount and higher sales commissions due to increased sales of $31 and a $59 increase in marketing activity including a large trade show during the second quarter of 2005 which had occurred during the first quarter in 2004. These increases also resulted in the increase in M&S expense for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. Due to the increases in M&S headcount and marketing program activities the Company’s management expects M&S expense to remain higher throughout 2005 as compared to 2004.

PART 1, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – (Continued)

Research and development (“R&D”) expense consist primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expense for the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was primarily the result of an increase in engineering salary and benefit related expenses partially offset by a $52 decrease in the internal resources allocated to R&D for internal R&D projects. This increase and partial offset during the second quarter also resulted in the increase in R&D expenses for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The Company’s management expects future R&D expenditures to approximate their current level until the fourth quarter when the Company plans to add additional R&D resources.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. G&A expenses increased primarily due to increases in legal costs to defend against certain trademark infringement lawsuits of $225 to $310 for the three months ended June 30, 2005 as compared to $85 for the three months ended June 30, 2004, and $99 to $319 for the six months ended June 30, 2005 as compared to $220 for the six months ended June 30, 2004. In addition, G&A expenses increased $60 for the six months ended June 30, 2005 as compared to the six months ended June 30, 2004 due to a $60 bad debt write-off expensed during the three months ended March 31, 2005. The Company’s management expects G&A expense as a percent of revenue to approximate the percentage for the six months ended June 30, 2005 for the year but cannot predict the timing or level of the legal costs which may be incurred during the remainder of the year if Monotype Imaging appeals the judgment that was issued in the Company’s favor in July of 2005.

Other income and (expense), net;

	Three Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Gain on investment in DiamondSoft, Inc.	$—	—%	$91	3.2%	$(91)	(100.0)%
Interest and other income, net	12	0.3	15	0.5	(3)	(20.0)

Total Other Income	$12	0.3%	$106	3.8%	$(94)	(88.7)%

	Six Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Gain on investment in DiamondSoft, Inc.	$—	—%	$91	1.6%	$(91)	(100.0)%
Interest and other income, net	26	0.4	43	0.8	(17)	(39.5)

Total Other Income	$26	0.4%	$134	2.4%	$(108)	(80.6)%

The gains for the three and six month periods ended June 30, 2004 represents the release of the Company’s portion of an escrow account that was established at the time of sale to cover any claims arising from certain representations made in connection with the sale of the Company’s equity investment in DiamondSoft, Inc. on June 30, 2003 to Extensis, Inc. Interest and other income for the three month and six month periods ended June 30, 2005 and 2004 includes interest income earned on cash and money market instruments net of interest expense. In addition, other income for the six months ended June 30, 2004 includes a realized gain on foreign currency related to the closure of the UK sales office of $15.

Provision for income taxes:

	Three Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Provision for Income Taxes	$—	—%	$13	0.5%	$(13)	(100.0)%

	Six Months Ended June 30,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Provision for Income Taxes	$1	0.0%	$36	0.7%	$(35)	(97.2)%

The provision for income taxes consists of foreign income taxes. Foreign taxes vary with royalties from customers in countries who have signed tax conventions with the United States including Japan, Korea, and Poland.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of the Company’s MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of the Company’s investment in DiamondSoft to Extensis in July of 2003. As of June 30, 2005, the Company had net working capital of $3,273 as compared to $3,331 at December 31, 2004.

The Company used cash of approximately $56 and $288 to fund its operations during the six months ended June 30, 2005 and 2004, respectively. Not including changes in operating assets and liabilities, the Company’s operating results generated $64 in cash for the six months ended June 30, 2005 and used $462 in cash during the six months ended June 30, 2004. Changes in operating assets and liabilities resulted in the use of $120 for the six months ended June 30, 2005 primarily due to a $785 increase in accounts receivable, which was partially offset by a $417 increase in net accounts payable and accrued expenses. Changes in operating assets and liabilities resulted in a cash savings of $174 for the six months ended June 30, 2004 primarily due to the collection of accounts receivable and the resulting decrease in the receivable balance during the six month period then ended. The Company’s investing activities for the six months ended June 30, 2005 and 2004 used cash to acquire additional property and equipment and intangible assets of $160 and $74, respectively. The Company’s investing activities for the six months ended June 30, 2004 also included a gain related to the Company’s sale of its investment in DiamondSoft of $91. The Company’s financing activities provided cash of $41 and $71 for the six months ended June 30, 2005 and 2004, respectively, from the exercise of stock options.

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

As of June 30, 2005, the Company had no material commitments for capital expenditures. From time to time, the Company evaluates potential acquisitions of products, businesses and technologies that may complement or expand the Company’s business. Any such transactions consummated may use a portion of the Company’s working capital or require the Company to issue additional equity securities or incur debt.

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

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payments,” which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement Statement No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, the Company will implement SFAS 123(R) in the reporting period starting January 1, 2006. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for the three and six month periods ended June 30, 2005 and 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although the Company has not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, it is evaluating the requirements under SFAS 123R and expects the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of June 30, 2005, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are short-term money market accounts and bank deposits that are carried on the Company’s books at fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. The Company’s investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but the Company believes this risk is immaterial due to the short-term nature of these investments. The Company’s exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of its international subsidiary are almost exclusively conducted in their respective local currencies. The Company’s international subsidiary is currently inactive and the impact of currency exchange rate movements on inter-company transactions was immaterial for the six months ended June 30, 2005. International subsidiary operations, if resumed, will be translated into U.S. dollars and consolidated for reporting purposes. Currently, the Company does not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation of the Company’s disclosure controls and procedures as of June 30, 2005, each of Anna Chagnon, Chief Executive Officer, and James Dore, Chief Financial Officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that information required to be disclosed by the Company in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls during the quarter ended June 30, 2005, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 24, 2003, Monotype Imaging Inc. (formerly Agfa Monotype Corporation) and International Typeface Corporation filed a complaint in the U.S. District Court for the Northern District of Illinois Eastern Division claiming that the Company, through its TrueDoc software, infringes trademarks and copyrights and violates the Digital Millennium Copyright Act. Judge Amy J. St. Eve of the U.S. District Court for the Northern District of Illinois Eastern Division ruled in favor of Bitstream on all counts. In her opinion issued on July 12, 2005, the Court found that Bitstream was not liable under any claims of contributory infringement, contributory trademark infringement, or infringement under the Digital Millennium Copyright Act. Previously, on April 21, 2005, the Court held that Bitstream was not liable under claims for direct copyright or trademark infringement or for vicariously infringing Monotype Imaging, Inc.’s and International Typeface Corporation’s copyrights. As a result of these two decisions, the Court entered judgment for Bitstream Inc. The Company has been notified that Monotype Imaging has filed a Notice of Appeal with the Court.

From time to time, in addition to the infringement case identified above, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of June 30, 2005, no liability has been recorded. Litigation is inherently unpredictable and it is possible that the Company’s financial position, cash flows, or results of operations could be affected in any particular period by the resolution of one or more of these contingencies or the costs involved in seeking the resolution of these contingencies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Instruments defining the rights of the holders of any class of registered securities of the Company have not been materially modified during the three months ended June 30, 2005.

(b)	Rights evidenced by any class of registered securities of the Company have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended June 30, 2005.

(c)	There were no unregistered securities sold by the Company during the three months ended June 30, 2005.

(d)	There were no repurchases by the Company of its equity securities during the three months ended June 30, 2005.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On May 31, 2005, the Annual Meeting of Stockholders of the Company was held at the corporate offices of Bitstream Inc. located at 245 First Street, 17th Floor, Cambridge, Massachusetts 02142.

(b)	George B. Beitzel, Anna M. Chagnon, Amos Kaminski, David G. Lubrano, and Charles Ying were elected at the Annual Meeting to serve as directors of the Company.

(c)	The following votes were tabulated on the aforementioned proposal:

1. To elect a board of five (5) directors to serve until the next Annual Meeting of Stockholders or until their respective successors are elected and qualified.

Nominee	For	Withheld Authority
George Beitzel	7,380,825	259,937
Anna M. Chagnon	7,619,483	21,279
Amos Kaminski	7,333,179	307,583
David Lubrano	7,332,179	308,583
Charles Ying	7,576,537	64,225

(d)	Not applicable.

ITEM 5. OTHER INFORMATION

(a)	Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved during any reporting period by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor. All non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. The audit committee did not pre-approve any amounts for services during the three months ended June 30, 2005

(b)	There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6. EXHIBITS

(a)	Exhibits

CERTIFICATIONS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

PART II - SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.

      (Registrant)

SIGNATURE	TITLE	DATE
/s/ Anna M. Chagnon Anna M. Chagnon	President and Chief Executive Officer (Principal Executive Officer)	August 15, 2005

/s/ James P. Dore James P. Dore	Vice President and Chief Financial Officer (Principal Accounting Officer)	August 15, 2005