Form 10-Q
period 2005-09-30
BITSTREAM INC
filed 2005-11-14
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

On November 10, 2005, there were 8,810,398 shares of Class A Common Stock, par value $0.01 per share issued, including 125,809 issued and designated as treasury shares, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$4,799	$4,405
Accounts receivable, net of allowance of $28 and $26 at September 30, 2005 and December 31, 2004, respectively	1,166	962
Prepaid expenses and other current assets	213	233

Total current assets	6,178	5,600

Property and equipment, net	319	282

Other assets:
Restricted cash	200	250
Goodwill	727	727
Intangible assets	144	174

Total other assets	1,071	1,151

Total assets	$7,568	$7,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$576	$278
Accrued expenses	864	1,199
Deferred revenue	1,021	792

Total current liabilities	2,461	2,269

Deferred rent	196	200

Total liabilities	2,657	2,469

Commitments and contingencies (Note 5)
Stockholders’ equity :
Preferred stock, $0.01 par value Authorized - 6,000 shares Issued and outstanding- 0 at September 30, 2005 and December 31, 2004	—	—
Common stock, $0.01 par value Authorized - 30,500 shares Issued and outstanding- 8,684 at September 30, 2005 and 8,639 at December 31, 2004	88	88
Additional paid-in capital	32,890	32,789
Accumulated deficit	(27,707)	(27,953)
Treasury stock, at cost; 126 shares as of September 30, 2005 and December 31, 2004	(360)	(360)

Total stockholders’ equity	4,911	4,564

Total liabilities and stockholders’ equity	$7,568	$7,033

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
Software licenses	$3,213	$2,325	$9,209	$6,966
Services	618	447	1,826	1,343

Total revenue	3,831	2,772	11,035	8,309
Cost of revenue:
Software licenses	1,053	808	3,139	2,285
Services	270	222	871	597

Cost of revenue	1,323	1,030	4,010	2,882

Gross profit	2,508	1,742	7,025	5,427

Operating expenses:
Marketing and selling	742	590	2,183	1,965
Research and development	943	914	2,924	2,884
General and administrative	493	392	1,679	1,335

Total operating expenses	2,178	1,896	6,786	6,184

Operating income (loss)	330	(154)	239	(757)

Gain on investment in DiamondSoft, Inc.	—	—	—	91
Interest and other income, net	14	15	40	58

Income (loss) before provision for income taxes	344	(139)	279	(608)
Provision for income taxes	32	11	33	47

Net Income (loss)	$312	$(150)	$246	$(655)

Basic net income (loss) per share	$0.04	$(0.02)	$0.03	$(0.08)

Diluted net income (loss) per share	$0.03	$(0.02)	$0.03	$(0.08)

Basic weighted average shares outstanding	8,676	8,551	8,655	8,495

Diluted weighted average shares outstanding	9,640	8,551	9,478	8,495

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$246	$(655)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	138	131
Amortization	60	69
Gain on Investment in DiamondSoft, Inc.		(91)
Changes in operating assets and liabilities:
Accounts receivable	(204)	337
Prepaid expenses and other assets	20	(122)
Accounts payable	298	(281)
Accrued expenses	(335)	113
Deferred revenue	229	215
Deferred rent (long term)	(4)	67

Net cash provided by (used in) operating activities	448	(217)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(175)	(90)
Additions to intangible assets	(30)	(18)
Restricted cash	50	—
Investment in DiamondSoft, Inc.	—	91

Net cash used in investing activities	(155)	(17)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	101	120

Net cash provided by financing activities	101	120

Net increase (decrease) in cash and cash equivalents	394	(114)
Cash and cash equivalents, beginning of period	4,405	4,367

Cash and cash equivalents, end of period	$4,799	$4,253

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$1
Cash paid for income taxes	$40	$42
Stock option compensation reclassification from accrued expenses to additional paid-in capital	$—	$58

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

SEPTEMBER 30, 2005

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

(a) Basis of Presentation

The consolidated financial statements of the Company presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 2004 has been derived from our audited consolidated financial statements. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 included in our Annual Report on Form 10-K, which was filed with the SEC on March 29, 2005. The balance sheet as of September 30, 2005, the statements of operations for the three and nine month periods ended September 30, 2005 and 2004, the statements of cash flows for the nine months ended September 30, 2005 and 2004, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows of the Company for these interim periods.

The results of operations for the nine months ended September 30, 2005 may not necessarily be indicative of the results to be expected for the year ending December 31, 2005.

(b) Revenue Recognition (in thousands)

We derive revenue from the license of our software products, and from consulting and support and maintenance services. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certain OEM and ISV customers pay royalties only upon the sublicensing of our products to end-users. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable. Revenue from guaranteed minimum royalty licenses is recognized upon delivery of the software license when no further obligations of the Company exist, while revenue on pay-as-you-go licenses is recognized in the period when sublicenses to end users are reported to us by our OEM or ISV customer. In certain guaranteed minimum royalty licenses, we will enter into extended payment programs with creditworthy customers. Revenue related to extended payment programs is recognized when payment becomes due to the Company.

We recognize license revenue from the resale of our products through various resellers. Resellers may sell our products in either an electronic format or CD format. Revenue is recognized if collection is probable, upon notification from the reseller that it has sold the product, or for a CD product, upon delivery of the software.

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and when collection is probable. Revenue related to extended payment programs is recognized when payment becomes due to the Company. End user sales include e-commerce revenue generated from our Web sites from the licensing of Bitstream fonts, and subscription licenses for the ThunderHawk browser, licensing of fonts developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and for the three months ended September 30, 2005 and 2004 was $4 and $3, respectively. There are minimal costs associated with the Referral Fee program, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. We expense those costs as incurred.

We recognize revenue under multiple-element arrangements using the residual method when vendor-specific objective evidence of fair value exists for all of the undelivered elements under the arrangement. Under the residual method, the arrangement consideration is first allocated to undelivered elements based on vendor-specific objective evidence of the fair value for each element and the residual amount is allocated to the delivered elements. Arrangement consideration allocated to undelivered elements is deferred and recognized as revenue when the elements are delivered, if all other revenue recognition criteria are met. We have established sufficient vendor-specific objective evidence for the value of our consulting, training, and other services, based on the price charged when these elements are sold separately. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with consulting, training or other services.

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

We recognize revenue from support and maintenance agreements ratably over the term of the agreement.

Deferred revenue includes unearned software maintenance revenue and advance billings under software development contracts and page layout technology licenses.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Cost of revenue from software licenses consists primarily of royalties paid to third party developers and foundries whose products we sell, and costs to distribute the product, including the cost of the media on which it is delivered. Cost of revenue from services consists primarily of costs associated with customer support, consulting and custom product development services.

We generally warrant that our products will function substantially in accordance with documentation provided to customers for approximately 90 days following initial delivery. We have not incurred any expenses related to warranty claims.

(c) Stock-Based Compensation

We account for our employee stock plans using the intrinsic value method. SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to Statement of Financial Accounting Standards No. 123.” disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations. The following table sets forth the pro forma amounts of net income (loss) and net income (loss) per share that would have resulted if the Company accounted for its employee stock plans under the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine months Ended September 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$312	$(150)	$246	$(655)
Deduct: Total stock-based compensation expense determined under the fair value based method for all grants, net of related tax effects	92	212	292	625

Pro forma	$220	$(362)	$(46)	$(1,280)

Basic net income (loss) per share:
As reported	$0.04	$(0.02)	$0.03	$(0.08)
Pro forma	$0.03	$(0.04)	$(0.01)	$(0.15)
Diluted net income (loss) per share:
As reported	$0.03	$(0.02)	$0.03	$(0.08)
Pro forma	$0.02	$(0.04)	$(0.01)	$(0.15)

For purposes of computing pro forma net income (loss), we estimated the fair value of all options and warrants granted to employees as of September 30, 2005 using the Black Scholes option pricing model prescribed by SFAS No. 123. Assumptions used and weighted average information are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005 *	2004	2005	2004
Risk-free interest rates	—	3.37% to 3.68%	3.69% to 3.76%	3.37% to 3.87%
Expected dividend yield	—	—	—	—
Expected lives	—	5 Years	5 Years	5 Years
Expected volatility	—	112.9%	100.7 to 104.5%	112.9% to 116.1%

*	no grants were made during the third quarter of 2005.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(d) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments in one highly-rated financial institution. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by management to be inherent in our accounts receivable. One customer accounted for 15% of our accounts receivable at September 30, 2005. We do not have any off-balance sheet risks as of September 30, 2005. At December 31, 2004, no customer accounted for 10% or more of our accounts receivable. No single customer accounted for 10% or more of our revenue for the three or nine month periods ended September 30, 2005 or September 30, 2004.

(e) Goodwill and other intangible assets (in thousands)

Goodwill consists of the following:

	September 30, 2005	December 31, 2004
Acquisition of Type Solutions, Inc.	$228	$228
Acquisition of Alaras Corporation.	499	499

Total Goodwill	$727	$727

We follow the accounting and reporting requirements for goodwill and other intangible assets as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, or more frequently if impairment indicators arise. Separable intangible assets that have finite lives are amortized over their useful lives. We have determined that we do not have separate reporting units and thus goodwill is combined and valued based upon an enterprise-wide valuation.

In connection with its adoption of SFAS 142, we reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate.

The components of our amortized intangible assets follow:

	September 30, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$76	$(70)	$6	$76	$(63)	$13
Technology-based	511	(373)	138	481	(320)	161

Total	$587	$(443)	$144	$557	$(383)	$174

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Amortization expense for finite-lived intangible assets for the three months ended September 30, 2005 and 2004 was $20 and $23, respectively. Amortization expense for finite-lived intangible assets for the nine months ended September 30, 2005 and 2004 was $60 and $69, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2005, remainder	$19
2006	57
2007	36
2008	23
2009	7
2010	2

$144

(f) Reclassifications

Certain prior year account balances have been reclassified to be consistent with the current year’s presentation.

(g) Recently Issued Accounting Standards

In October 2004, the American Jobs Creation Act (“the Act”) was signed into law. The Act contains provisions that might affect our future effective tax rate. We have begun our evaluation of the effects of the Act, but do not expect to be able to complete this evaluation until after the U.S. Treasury Department or Internal Revenue Service provide additional clarifying language on key elements of the Act. The Internal Revenue Service has stated publicly that it expects to release this guidance by the end of the calendar year. We expect to be in a position to complete our evaluation, and to record any resulting income taxes by the end of this fiscal year. While we are currently uncertain as to the impact of the Act on our annual tax rate, we do not anticipate the impact, if any, to be material.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payments,” which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement Statement No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS 123(R) in the reporting period starting January 1, 2006. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for the three and nine month periods ended September 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average shares outstanding	8,676	8,551	8,655	8,495
Dilutive effect of options	964	—	823	—
Dilutive effect of warrants	—	—	—	—

Shares used to compute diluted net income (loss) per share	9,640	8,551	9,478	8,495

If we had reported a profit for the three and nine month periods ended September 30, 2004, potential common shares would have increased the weighted average shares outstanding by 1,800 and 684, respectively. In addition, there were warrants and options outstanding to purchase 419 and 542 shares for the three months and nine month periods ended September 30, 2005, respectively, and 96 and 564 shares for the three months and nine month periods ended September 30, 2004, respectively, that were not included in the potential common share computations because their exercise prices were greater than the market price of our common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(3)	Accrued Expenses, (in thousands)

Accrued expenses consist of the following:

	September 30, 2005	December 31, 2004
Accrued royalties	$149	$324
Payroll and other compensation	486	678
Accrued professional and consulting services	195	158
Other	34	39

Total	$864	$1,199

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4)	Geographical Reporting (in thousands):

We attribute revenue to different geographical areas on the basis of the location of the customer. All of our product sales for the three months ended September 30, 2005 and 2004 were shipped from our headquarters located in the United States. Revenue by geographic area is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
*Revenue:
United States	$3,116	$2,323	$8,650	$6,762
United Kingdom	108	69	503	299
Canada	28	12	651	72
Japan	164	132	304	448
Korea	239	14	244	37
Other (Countries less than 5% individually, by Region, excluding countries specifically listed above):
Europe	106	217	547	610
Asia	5	1	28	60
Other	65	4	108	21

Total revenue	$3,831	$2,772	$11,035	$8,309

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce revenue is all included as attributable to the United States.

All of our long-lived tangible assets are located in the United States of America.

(5)	Commitments and contingencies (in thousands):

Lease Commitments

We conduct our operations in leased facilities. In August 2003, we entered into a six-year lease agreement and moved our corporate offices. The new lease agreement commenced on September 1, 2003 and obligated us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. This lease agreement also required us to obtain a Letter of Credit in the amount of $250, which resulted in $250 in cash being classified as restricted on our Balance Sheet. This amount was reduced to $200 on the second anniversary and will be further reduced to $150 on the fourth anniversary of the lease.

Royalties

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

Guarantees

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

Legal Actions

On June 24, 2003, Monotype Imaging Inc. (formerly Agfa Monotype Corporation) and International Typeface Corporation filed a complaint in the U.S. District Court for the Northern District of Illinois Eastern Division claiming that we, through our TrueDoc software, infringe trademarks and copyrights and violate the Digital Millennium Copyright Act. Judge Amy J. St. Eve of the U.S. District Court for the Northern District of Illinois Eastern Division ruled in our favor on all counts. In her opinion issued on July 12, 2005, the Court found that we were not liable under any claims of contributory infringement, contributory trademark infringement, or infringement under the Digital Millennium Copyright Act. Previously, on April 21, 2005, the Court held that we were not liable under claims for direct copyright or trademark infringement or for vicariously infringing Monotype Imaging, Inc.’s and International Typeface Corporation’s copyrights. As a result of these two decisions, the Court entered judgment for Bitstream Inc. We have been notified that Monotype Imaging has filed a Notice of Appeal with the Court.

From time to time, in addition to the infringement case identified above, we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of September 30, 2005, no liability has been recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be affected in any particular period by the resolution of one or more of these contingencies or the costs involved in seeking the resolution of these contingencies.

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

CRITICAL ACCOUNTING POLICIES

We incorporate by reference the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2004 filed on March 29, 2005. No changes have been made to these policies since December 31, 2004.

FORWARD LOOKING STATEMENTS

Except for the historical information contained herein, this Quarterly Report on Form 10-Q may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of our products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in our filings with the Securities and Exchange Commission (“SEC”), including those risks and uncertainties discussed under the Forward Looking Statements section in our Annual Report filed with the SEC on Form 10-K on March 29, 2005. The forward-looking statements contained herein represent our judgment as of the date of this report, and we caution readers not to place undue reliance on such statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS (in thousands, except percentages)

Revenue and Gross Profit:

	Three Months Ended September 30,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$3,213	83.9%	$2,325	83.9%	$888	38.2%
Services	618	16.1	447	16.1	171	38.3

Total revenue	3,831	100.0	2,772	100.0	1059	38.2
Cost of Revenue
Software licenses	1,053	32.8	808	34.8	245	30.3
Services	270	43.7	222	49.7	48	21.6

Total cost of revenue	1,323	34.5	1,030	37.2	293	28.4

Gross Profit	$2,508	65.5%	$1,742	62.8%	$766	44.0%

	Nine Months Ended September 30,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$9,209	83.5%	$6,966	83.8%	$2,243	32.2%
Services	1,826	16.5	1,343	16.2	483	36.0

Total revenue	11,035	100.0	8,309	100.0	2,726	32.8
Cost of Revenue
Software licenses	3,139	34.1	2,285	32.8	854	37.4
Services	871	47.7	597	44.5	274	45.9

Total cost of revenue	4,010	36.3	2,882	34.7	1,128	39.1

Gross Profit	$7,025	63.7%	$5,427	65.3%	$1,598	29.4%

The increase in license revenue for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 was due to increases in sales to all customer classes; OEM, direct, and reseller. The increases were due to the acquisition of new customers, as well as from new sales and continuing royalties from existing customers across all product lines. Direct sales, including e-commerce sales increased $577 to $2,261 for the three months ended September 30, 2005 as compared to $1,684 for the three months ended September 30, 2004, and $1,568 to $6,301 for the nine months ended September 30, 2005 as compared to $4,733 for the nine months ended September 30, 2004. OEM license revenue increased $374 to $736 for the three months ended September 30, 2005 as compared to $362 for the three months ended September 30, 2004 and $517 to $2,026 for the nine months ended September 30, 2005 as compared to $1,509 for the nine months ended September 30, 2004. License revenue from resellers decreased $63 to $216 for the three months ended September 30, 2005 from $279 for the three months ended September 30, 2004, and increased $158 to $882 for the nine months ended September 30, 2005 from $724 for the nine months ended September 30, 2004. The decrease in reseller revenue during the third quarter was primarily due to decreases in revenue from our font resellers. The decrease in reseller sales of fonts is primarily a result of the increase in direct e-commerce sales. We expect our revenue levels to continue to grow and that the resulting cost of revenue and gross profit as a percentage of revenue will approximate the above percentages for the year.

The increases in revenue from services for the three and nine month periods ended September 30, 2005 were primarily due to increases in revenue from support contracts and consulting services associated with our publishing product line. We expect this revenue trend to continue and that the resulting cost of revenue and gross profit as a percentage of revenue to approximate the above percentages for the year.

We recognize license revenue from direct sale of our products and products licensed from third parties including e-commerce sales made via our Web sites, from licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. Reseller revenue is recognized if collection is probable, upon notification from the reseller that it has sold the product or if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, the licensing of the ThunderHawk browser, the licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by us and was $4 and $3 for the three months ended September 30, 2005 and 2004, respectively, and $12 and $10 for the nine months ended September 30, 2005 and 2004, respectively. There are minimal costs associated with the referral revenue, which primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. We expense those costs as incurred.

The increases in cost of license revenue for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004 were due to increased royalty, shipping, and credit card processing expenses in connection with our increased sales in all product lines. These included increases in e-commerce related costs of $246 and $760 for the three and nine month periods ended September 30, 2005 as compared to the same periods ended September 30, 2004. The increases in cost of services revenue for the three and nine month periods ended September 30, 2005 as compared to the same periods ended September 30, 2004 was primarily due to increases in customer consulting resources for the publishing product line of $63 and $199, respectively. Our cost of revenue includes royalties and fees paid to third parties for the development or license of rights to technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

Operating Expenses:

	Three Months Ended September 30,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$742	19.4%	$590	21.3%	$152	25.8%
Research and development	943	24.6	914	33.0	29	3.2
General and administrative	493	12.9	392	14.1	101	25.8

Total operating expenses	$2,178	56.9%	$1,896	68.4%	$282	14.9%

	Nine Months Ended September 30,
		% of		% of	Change
	2005	Revenue	2004	Revenue	Dollars	Percent
Marketing and selling	$2,183	19.8%	$1,965	23.6%	$218	11.1%
Research and development	2,924	26.5	2,884	34.7	40	1.4
General and administrative	1,679	15.2	1,335	16.1	344	25.8

Total operating expenses	$6,786	61.5%	$6,184	74.4%	$602	9.7%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expenses and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The increase in M&S expense for the three and nine month periods ended September 30, 2005 as compared to the same periods ended September 30, 2004 was primarily the result of increased headcount and higher sales commissions of $31 and $97, respectively, due to increased sales, as well as an increase in marketing activity including trade show participation of $96 and $122, respectively. Due to the increases in M&S headcount and marketing program activities we expect M&S expense to remain higher throughout 2005 as compared to 2004.

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increases in R&D expense for the three and nine month periods ended September 30, 2005 as compared to the same periods ended

September 30, 2004 were primarily the result of an increase in outsourced engineering consulting services which were primarily related to our need for expertise with Asian languages in connection with our font product line. We expect future R&D expenditures to moderately increase commencing during the fourth quarter of 2005 when we plan to add additional R&D resources.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. G&A expenses increased primarily due to increases in professional service costs and corporate filing fees, which increased $99 and $290 for the three and nine months periods ended September 30, 2005 as compared to the same periods in 2004. These costs included an increase in legal costs to defend against certain trademark infringement lawsuits of $63 to $92 for the three months ended September 30, 2005 as compared to $29 for the three months ended September 30, 2004, and $190 to $426 for the nine months ended September 30, 2005 as compared to $236 for the nine months ended September 30, 2004. In addition, G&A expenses increased $60 for the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004 due to a $60 bad debt write-off expensed during the three months ended March 31, 2005. For the fiscal year ending December 31, 2005 we expect G&A expense as a percent of revenue to approximate the percentage for the nine months ended September 30, 2005.

Other income and (expense), net;

	Three Months Ended September 30,
		% of		% of	Change
	2005	Revenue	2004	Revenue	Dollars	Percent
Gain on investment in DiamondSoft, Inc.	$—	—%	$—	—%	$—	—%
Interest and other income, net	14	0.4	15	0.5	(1)	(6.7)

Total Other Income	$14	0.4%	$15	0.5%	$(1)	(6.7)%

	Nine Months Ended September 30,
		% of		% of	Change
	2005	Revenue	2004	Revenue	Dollars	Percent
Gain on investment in DiamondSoft, Inc.	$—	—%	$91	1.1%	$(91)	(100.0)%
Interest and other income, net	40	0.4	58	0.7	(18)	(31.0)

Total Other Income	$40	0.4%	$149	1.8%	$(109)	(73.2)%

The gain from the investment in DiamondSoft, Inc. for the nine months ended September 30, 2004 represents the release of our portion of an escrow account that was established at the time of sale to cover any claims arising from certain representations made in connection with the sale of our equity investment in DiamondSoft, Inc. on June 30, 2003 to Extensis, Inc. Interest and other income for the three month and nine month periods ended September 30, 2005 and 2004 includes interest income earned on cash and money market instruments net of interest expense. In addition, interest and other income for the nine months ended September 30, 2004 includes a realized gain on foreign currency related to the closure of the UK sales office of $15.

Provision for income taxes:

	Three Months Ended September 30,
		% of		% of	Change
	2005	Revenue	2004	Revenue	Dollars	Percent
Provision for Income Taxes	$32	0.8%	$11	0.4%	$21	190.9%

	Nine Months Ended September 30,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Provision for Income Taxes	$33	0.3%	$47	0.6%	$(14)	(29.8)%

The provision for income taxes consists of foreign income taxes. Foreign taxes vary with royalties from customers in countries who have signed tax conventions with the United States including Japan, Korea, and Poland.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

We have funded our operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of September 30, 2005, we had net working capital of $3,717, an increase of $386 as compared to $3,331 at December 31, 2004.

Our operations provided $448 in cash during the nine months ended September 30, 2005, while we used cash of $217 to fund our operations during the nine months ended September 30, 2004. Not including changes in operating assets and liabilities, our operating results generated $444 in cash for the nine months ended September 30, 2005 and used $546 in cash during the nine months ended September 30, 2004. Changes in operating assets and liabilities provided cash of $4 for the nine months ended September 30, 2005. Changes in operating assets and liabilities resulted in a cash savings of $329 for the nine months ended September 30, 2004 primarily due to the collection of accounts receivable and the resulting decrease in the receivable balance during the nine month period then ended. Our investing activities for the nine months ended September 30, 2005 and 2004 used cash to acquire additional property and equipment and intangible assets of $205 and $108, respectively. In addition, our investing activities for the nine months ended September 30, 2005 provided cash of $50 through the reduction of restricted cash, which is pledged as security for a letter of credit relating to our lease of its corporate offices. Our investing activities for the nine months ended September 30, 2004 included a gain related to our sale of our investment in DiamondSoft of $91. Our financing activities provided cash of $101 and $120 for the nine months ended September 30, 2005 and 2004, respectively, from the exercise of stock options.

We believe our current cash and cash equivalent balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. There can be no assurance, however, we will not require additional financing in the future. If we were required to obtain additional financing in the future, there can be no assurance that sources of capital will be available on terms favorable to us, if at all.

As of September 30, 2005, we had no material commitments for capital expenditures. From time to time, we evaluate potential acquisitions of products, businesses and technologies that may complement or expand our business. Any such transactions consummated may use a portion of our working capital or require us to issue additional equity securities or incur debt.

We conduct our operations in leased facilities. In August 2003, we entered into a six-year lease agreement and moved our corporate offices. The new lease agreement commenced on September 1, 2003 and obligated us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. This lease agreement also required us to obtain a Letter of Credit in the amount of $250, which resulted in $250 in cash being classified as restricted on our Balance Sheet. The amount was reduced to $200 on the second anniversary and will be further reduced to $150 on the fourth anniversary of the lease.

We have entered into certain agreements to pay royalties based on the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense is recorded as cost of license revenue on our consolidated Statement of Operations.

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims based on these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2004, the American Jobs Creation Act (“the Act”) was signed into law. The Act contains provisions that might affect our future effective tax rate. We have begun our evaluation of the effects of the Act, but do not expect to be able to complete this evaluation until after the U.S. Treasury Department or Internal Revenue Service provides additional clarifying language on key elements of the Act. The Internal Revenue Service has stated publicly that it expects to release this guidance by the end of the calendar year. We expect to be in a position to complete our evaluation, and to record any resulting income taxes by the end of this fiscal year. While we are currently uncertain as to the impact of the Act on our annual tax rate, we do not anticipate the impact, if any, to be material.

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payments,” which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) will require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. SFAS 123(R) offers alternative methods for determining the fair value. In April 2005, the SEC issued a new rule that allows companies to implement Statement No. 123(R) at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS 123(R) in the reporting period starting January 1, 2006. See “Stock-Based Compensation” above for the pro forma net income and net income per share amounts, for the three and nine month periods ended September 30, 2005 and 2004, as if we had used a fair-value-based method similar to the methods required under SFAS 123R to measure compensation expense for employee stock incentive awards. Although we have not yet determined whether the adoption of SFAS 123R will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123R and expect the adoption to have a significant adverse impact on our consolidated statements of income and net income per share.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of September 30, 2005, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments are short-term money market accounts and bank deposits that are carried on our books at fair market value. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiary when it is active are almost exclusively conducted in their respective local currencies. Our international subsidiary is currently inactive and the impact of currency exchange rate movements on inter-company transactions was immaterial for the nine months ended September 30, 2005. International subsidiary operations, if resumed, will be translated into U.S. dollars and consolidated for reporting purposes. Currently, we do not engage in foreign currency hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2005, each of Anna Chagnon, Chief Executive Officer, and James Dore, the Chief Financial Officer of the Company, have concluded that our disclosure controls and procedures were (1) effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (2) designed to ensure that information required to be disclosed was accumulated and communicated to the Company’s CEO and CFO to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Our CEO and CFO have determined that the disclosure controls and procedures are effective at the reasonable assurance level.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 24, 2003, Monotype Imaging Inc. (formerly Agfa Monotype Corporation) and International Typeface Corporation filed a complaint in the U.S. District Court for the Northern District of Illinois Eastern Division claiming that we, through our TrueDoc software, infringe trademarks and copyrights and violate the Digital Millennium Copyright Act. Judge Amy J. St. Eve of the U.S. District Court for the Northern District of Illinois Eastern Division ruled in our favor on all counts. In her opinion issued on July 12, 2005, the Court found that we were not liable under any claims of contributory infringement, contributory trademark infringement, or infringement under the Digital Millennium Copyright Act. Previously, on April 21, 2005, the Court held that we were not liable under claims for direct copyright or trademark infringement or for vicariously infringing Monotype Imaging, Inc.’s and International Typeface Corporation’s copyrights. As a result of these two decisions, the Court entered judgment for Bitstream Inc. We have been notified that Monotype Imaging has filed a Notice of Appeal with the court.

From time to time, in addition to the infringement case identified above, we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of September 30, 2005, no liability has been recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be affected in any particular period by the resolution of one or more of these contingencies or the costs involved in seeking the resolution of these contingencies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Instruments defining the rights of the holders of any class of registered securities of us have not been materially modified during the three months ended September 30, 2005.

(b)	Rights evidenced by any class of registered securities of us have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended September 30, 2005.

(c)	There were no unregistered securities sold by us during the three months ended September 30, 2005.

(d)	There were no repurchases by us of our equity securities during the three months ended September 30, 2005.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

(a)

ITEM 5.	OTHER INFORMATION

(a)	Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, we are responsible for listing the non-audit services approved during any reporting period by our Audit Committee to be performed by PricewaterhouseCoopers LLP, our external auditor. All non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. No such matters were brought before the Audit Committee and the audit committee did not pre-approve any amounts for services during the three months ended September 30, 2005

(b)	There have been no changes to the procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 6.	EXHIBITS

(a)	Exhibits

CERTIFICATIONS

31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

PART II - SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.

(Registrant)

SIGNATURE	TITLE	DATE

/s/ ANNA M. CHAGNON Anna M. Chagnon	President and Chief Executive Officer (Principal Executive Officer)	November 14, 2005

/s/ JAMES P. DORE James P. Dore	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 14, 2005