Form 10-K
period 2005-12-31
BITSTREAM INC
filed 2006-03-30
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Exchange on which Class A Common Stock registered: Nasdaq Small Cap market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.        Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days.        Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐    No ☒

The aggregate market value of voting stock and non-voting stock held by non-affiliates of the Registrant as of March 15, 2006 was approximately $67 million. On March 15, 2006, there were 9,006,613 shares of Class A Common Stock, par value $0.01 per share issued, including 125,809 shares issued and designated as treasury shares, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2006 Annual Meeting of Stockholders to be held on June 1, 2006, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part hereof.

Special Note about Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section of this report entitled “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. Business

GENERAL

Bitstream Inc. was incorporated in the State of Delaware in 1981. Bitstream Inc. (together with its subsidiaries, “Bitstream” or the “Company”) is a software development company that makes communications compelling. We enable our customers worldwide to render high-quality text, browse the web on wireless devices, select from the largest collection of fonts online, and customize documents over the Internet. Our core competencies include fonts and font technology, browsing technology, and publishing technology.

We maintain our executive offices at 245 First Street, 17th Floor, Cambridge, Massachusetts 02142-1270. Our telephone number is (617) 497-6222 and we maintain websites at www.bitstream.com, www.myfonts.com, and www.pageflex.com. Investors may obtain copies of our filings with the Securities and Exchange Commission (the “SEC”) free of charge from our website at www.bitstream.com or the SEC’s website at www.sec.gov.

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

We believe that certain features of our products, such as performance, speed, compact size, system scalability, cross-platform portability, and high typographic quality, facilitate the adoption of such products in new and emerging markets. These markets include mobile handsets and smart phones, handheld and wireless devices, gaming software, graphics applications, Internet and corporate intranet software, interactive TV and set-top boxes, high-definition digital theater and television, and embedded systems. We are currently developing, adapting, and marketing our enabling technologies and font solutions to third parties whose products address these new and developing markets.

Our products and technologies are designed to support existing and new technological and typographic standards, such as OpenType, TrueType, and PostScript Type 1, as well as Unicode and native encodings and to be embedded within full-featured products produced by OEMs (original equipment manufacturers) and ISVs (independent software vendors). Our products are also designed to function in multi-platform computing environments, including Windows, Macintosh, UNIX, Linux, RTOS, and Java. We plan to continue to promote the use of our products in multi-vendor configurations.

We have a long history of working with standards’ organizations worldwide to enhance technological development. We created the portable font resource (PFR) as a highly compact, resolution independent representation of characters that can be displayed on different systems while retaining font fidelity. Independent organizations responsible for setting digital TV standards have adopted the PFR font format as their standard for digital television, including ATSC (Advanced Television Systems Committee), DAVIC (Digital Audio Visual Council), DVB (Digital Video Broadcasting), DTG (Digital TV Group), MHP (Multimedia Home Platform), ISO/IEC 16500-6:1999 (International Organization for Standardization / International Electrotechnical Commission), and OCAP (Open Cable Application Platform).

We also sell fonts and font-related products developed and designed by third party foundries and designers. We established our MyFonts.com website as a universal source for fonts from a wide variety of international font vendors and designers. Traditionally, individual digital fonts and font packages consisting of a variety of fonts have been sold through many different channels including: (1) catalog sales, (2) resellers who typically offer and sell fonts from multiple foundries, and (3) CD ROMs containing many fonts that can be unlocked by means of a purchased key code. While these approaches to selling fonts are generally satisfactory for professionals, they represent a barrier for the non-professional, casual user who is simply looking for a particular font. For example, if someone sees a font used in a magazine, traditional sales channels offer no quick and easy way of finding out what it is. Even when the name of the font can be determined, it is not obvious where to buy it from among the hundreds, if not thousands, of font foundries offering their fonts through numerous channels. As a result of such obstacles, font sales to non-professionals have historically been almost non-existent. Bitstream believes that this audience represents a large untapped market for fonts, and established MyFonts to make fonts accessible to everyone, which benefits both users and the font foundries.

For the general computer user, fonts have been difficult to find, purchase, and install, and often represent an unknown aspect of his or her desktop environment. Our goal is to provide access to fonts for all users, not just graphic arts professionals. MyFonts.com, created with the participation of some of the industry’s most influential font foundries, the site provides one of the largest collections of fonts ever assembled. It features new ways to find and purchase fonts on-line, and offers unique typographic resources and a forum for interacting with font experts. As of March 15, 2006, over 250 foundries, large and small, domestic and international, participated as partners with MyFonts to offer their fonts for sale. This represents an aggregate collection of over 45,000 fonts. Some of the key features of MyFonts.com are: (1) an advanced search feature, which enables customers to browse and locate fonts using keywords both a novice and expert can understand; (2) WhatTheFontSM, which allows customers to scan images of typefaces and upload them to MyFonts.com for identification; (3) the ability to find fonts similar to a particular typeface design using the “Show me more fonts like this…” feature; (4) test driving a font in text the user enters; (5) exploring the world of fonts with links to typographic resources available on the web; (6) the ability to collect fonts into one or more Font Albums for side-by-side comparison and collaborative decision making; and (7) the ability to access all previously purchased fonts for downloading in cases where the original has been deleted in error.

On May 9, 2005, the Company announced that the U.S. Patent and Trademark Office awarded a patent for MyFonts’ system for selecting and distributing fonts in conjunction with its e-commerce system. MyFonts was awarded the patent, number U.S. 6,853,980 B1, for specific technology underlying MyFonts.com that (1) enables users to find a font having a particular look or particular features, (2) enables users to upload an image of a font or font shapes, (3) displays fonts on the MyFonts website that most closely match (“pattern match”) the font or image the user is searching for, and (4) allows users to purchase and download the matching font.

MyFonts technology relies on computerized systems to organize fonts in such a way that visitors to MyFonts.com will be able to find a font similar to the one for which they are searching, as accessed through the “More Fonts Like This” feature and through keyword searches. MyFonts technology also relies on computerized pattern matching for fonts, as accessed through the “WhatTheFont” feature. WhatTheFont is a font identifier for users who have found a font they like in a book, magazine, newspaper, or other source, but don’t know its name. WhatTheFont accepts image files of fonts uploaded by users, analyzes the images, and then displays the fonts on MyFonts.com that most closely match the font shapes captured in the image.

Bitstream font technology products include:

•	Font Fusion®, a font rendering subsystem that enables developers of consumer electronics devices, mobile handsets, set-top boxes, digital TVs, printers, graphics and software applications, and other embedded systems to render high-quality characters in any language, any format, at any resolution, on any software platform or hardware device. Font Fusion renders high-quality characters in industry-standard font formats, compact portable font resources, and compact stroke-based Asian font formats.

•	Bitstream Panorama™, a global text composition engine. This product enables developers to draw strings of characters and lay out complex lines of text. Bitstream Panorama supports international languages, including such complex script languages as Arabic and Indian. Together with Font Fusion, it offers a complete line layout and font rendering solution for developers building mobile handsets, smart phones, personal digital assistants (PDAs), set-top boxes, graphics applications, and embedded systems.

•	btX2™, a font subsystem that enables Linux applications to render high-quality characters in industry-standard and highly compact formats. btX2 is a small, fast font rendering system that allows Linux developers to access worldwide fonts, a font rendering engine, responsive engineering support, and commercial use of TrueType hints – all in one license agreement from one vendor. btX2 comes with a core set of 13 delta-hinted, TrueType screen fonts. Delta hinting involves fine-tuning fonts so that they look good on the screen, even at small point sizes on low-resolution devices, such as computer monitors.

•	TrueDoc®, a portable font technology that provides for the efficient distribution of text, with fidelity, in a highly compact format. OEMs and ISVs license and incorporate TrueDoc into their products to achieve reliable, compact, and efficient recording, transporting, viewing, and document are resident on the recipient’s system. TrueDoc has been engineered to be small in file and application size, to comply with all industry font standards, and to be cross-platform compatible. We believe that TrueDoc’s small file size and efficient playback capabilities present advantages in applications where limitations on bandwidth and memory are significant factors.

•	TrueDoc Imaging System (TDIS), a font subsystem for developers of operating systems, servers, applications, printers, and printer controllers, where a complete font solution is needed to provide scaleable resident fonts and support for downloadable, industry-standard fonts.

Bitstream font products include:

•	Bitstream Typeface Library, which consists of over 1,000 digital typefaces deliverable in industry-standard OpenType, TrueType, and PostScript Type 1 font formats. Most of these typefaces are for use with English or other Western European language-based computer systems.

•	BTN Library, which consists of 500 fonts for OEMs and ISVs. The BTN (“Breaking the Norm”) typeface library includes designs made up of text families and pi fonts, and a wide variety of display, headline, and handwriting fonts. The BTN fonts were designed for software applications (particularly game software and graphics/presentation applications), web applications, and printers.

•	Certified Simplified Chinese GB18030 Font, Bitstream Hei, a TrueType font that has been certified by both the SLC (State Language Committee) and CITS/CESI (Committee on Information Technology Standards / China Electronics Standardization Institute). The SLC and CITS/CESI are Chinese standards groups that approve multilingual fonts for distribution within the People’s Republic of China (PRC). This includes the GB18030 font, which is the PRC’s approved Chinese character set. The GB18030 font currently includes over 30,000 characters and supports Chinese, Mongolian, Tibetan, Yi, and Uyghur. The Chinese government requires that fonts be certified before they can be licensed to software and hardware developers entering the Chinese marketplace.

•	Asian Stroke-Based Fonts, which consist of Unicode and native encodings of Chinese, Japanese, and Korean fonts, all in a compact and scalable stroke format. Bitstream also provides a unified stroke-based font that includes all Chinese, Japanese, and Korean characters included in the separate fonts.

•	International Fonts, which consist of non-Western language typefaces such as Arabic, Chinese, Cyrillic, Greek, Hebrew, Indian, Japanese, Korean, Thai, and Vietnamese. Along with these international fonts, complex script languages such as Arabic and Indian are becoming increasingly important for OEMs and ISVs developing worldwide solutions.

•	Tiresias Screenfont, a font that was originally designed by a team led by Dr. John Gill, Chief Scientist for the Royal National Institute of the Blind (“RNIB”). The RNIB developed the Tiresias Screenfont to improve text for television subtitling. The DVB and DTG organizations have adopted the Tiresias Screenfont as their standard font for digital television.

•	Closed Caption Television (CCTV) Font Set and TV Font Pack, an EIA-708-B compliant set of closed captioning fonts that support the Federal Communications Commission (FCC) requirements for closed captioning display on digital and analog TVs; and a set of 12 typeface designs that provide a comprehensive collection of serif, sans serif, and monospaced fonts for viewing on TV screens.

•	MobileFonts™, a set of fonts designed and hinted specifically for display on mobile handsets.

BROWSING TECHNOLOGY

Today, nearly all information is web-enabled. Yet numerous analysts have found that mobile browsing at the consumer level has not taken off as expected because users do not feel they are getting a true web browsing experience, but rather a “stripped down” version of the Internet. The top issue confronting mobile operators, device manufacturers and others involved in disseminating news, commerce and entertainment data is how to effectively display this information on a mobile device in order to create a robust revenue stream in the wireless market.

Recognizing that mobile operators and device manufacturers have a mandate to develop new revenue opportunities in the data services market in order to remain competitive, we developed ThunderHawk™, a mobile browser that covers a full range of operating systems for both high end and mass market mobile phones and PDAs. Mobile operators and device manufacturers offering ThunderHawk provide subscribers with an easy-to-use, familiar interface that bridges the gap between mobile and desktop environments. With ThunderHawk, browsing the web on a cell phone is similar to browsing on the desktop because ThunderHawk technology includes functionality that enhances the end user experience in ways that other browsers do not.

ThunderHawk relies on a server infrastructure combined with a small piece of thin-client code on the mobile phone or PDA. The server infrastructure provides many advantages, the most important being speed and security. A compact transport format and progressive rendering creates a fast, positive user experience that encourages subscribers to browse the web on mobile devices at greater frequencies and intervals. ThunderHawk employs both SSL and 128-bit encryption technology, allowing users to send and receive e-mail, go shopping online and complete other commercial transactions from cell phones and other mobile devices.

The client/server architecture also gives ThunderHawk a high degree of compliance with open HTML standards, including 128-bit encryption both ways, desktop level Java 1.5.0, and JavaScript (ECMA script 262), among others, making fast and full-featured wireless web browsing possible. ThunderHawk does not rely on WAP (Wireless Application Protocol) or cHTML (Compact HyperText Markup Language), removing the need to repurpose content into simplified, “stripped down” websites optimized for small devices. Instead, ThunderHawk offers mobile subscribers a real Internet experience. With sharp text and clear graphics on full HTML web pages, ThunderHawk enables subscribers to view the real web on a mobile device, just as the websites appear on the desktop.

The Company gained recognition from numerous industry publication, including Smartphone & Pocket PC magazine, Wireless Week and Entrepreneur. We have been invited to showcase ThunderHawk and discuss mobile browsing technology at leading industry events including iWireless World, Mobile Business Expo, Mobile Enterprise, NetWorld + Interop and the Wireless Security Conference.

Currently, mobile operators, device manufacturers and corporations can license ThunderHawk technology for Windows Mobile 5.0, 2003 and 2002 Pocket PCs, Windows Mobile 2003 and 2002 Smartphones and Symbian Series60 phones. There are currently four editions of ThunderHawk, which are described in more detail below.

•	ThunderHawk Enterprise Server Edition is a client-server technology for mobile operators, device manufacturers and corporations. In conjunction with ThunderHawk Smartphone, Pocket PC and Symbian platform devices on the client side, ThunderHawk Enterprise Server Edition enables subscribers to browse the wireless web across networks while providing complete, secure access to Internet and corporate intranet web pages.

•	ThunderHawk Windows Mobile Smartphone Edition and ThunderHawk Symbian Series60 (S60) Edition both display websites just as they appear on the desktop, for the best browsing experience on the mobile web. ThunderHawk is the only browser that enables users to move between “full screen” and “split screen” viewing modes, making information easy to find and easy to read on small screen phones. Subscribers can view web-based e-mail, check flight and travel information, go shopping online, and browse the web with ease.

•	ThunderHawk Windows Mobile Pocket PC Edition allows users to browse the web on a PDA effortlessly. In addition to desktop-level Java support, fast speed and seamless connectivity, the Pocket PC Edition provides unique zooming capabilities. Subscribers can adjust web page resolution according to preference, for low (480x360), medium (640x480) or high (800x600) resolution viewing with minimal scrolling.

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

Our publishing products, which are marketed and sold under the Pageflex name, consist of:

•	Pageflex Mpower, an integrated suite of software applications that gives enterprises in many industries and digital printing service providers the ability to design and produce customized database-driven or web form-driven marketing communications on demand. Mpower can assemble complex projects dynamically and deliver them instantly in print or bitmap formats to a wide range of output devices, the web, and e-mail. Mpower can use customer profile information about a recipient to control the selection of digital content for a document, including its logos, imagery, illustrations, and text. The customer profile information is stored in a database or collected from a web form. Mpower then uses intelligent, flexible templates to automatically assemble this personalized content into final documents for output. Mpower is based on the principle of separating document content from document design. Content is the raw information, and design or form is the presentation — how the page is laid out, what fonts and colors are used, and how images are sized and positioned. Mpower captures the design of a document in the form of a flexible, intelligent template that represents the original vision for the page. The copy-fitting and placement rules, together with permissions that govern user ability to change elements, are built into each design template by the designer. The designer is thus able to protect the whole from degradation and damage by content providers. Content providers can modify and add their content with little or no design skill. Document designs originally developed in Quark XPress, Adobe InDesign, Microsoft Word, or other applications can be imported into Mpower through the use of Pageflex plug-ins that enable these third-party applications to export to the Pageflex XML data format.

•	Pageflex .EDIT, the first web browser-based design and editing application that enables non-designers to create typography-rich, layout-rich documents with just a browser and an Internet connection. It is the only technology available that provides an interactive user experience, a true WYSIWYG display, web-browser access and on-the-fly composition for preview, soft proofing and final output. .EDIT represents a revolutionary level of interactivity for web-to-print solutions. It enables companies to offer interactive document editing capabilities to customers, employees, marketing partners, and dealers or franchise owners over a corporate website. Customers deploying .EDIT on their website can create templates that maintain their brand and corporate identity by using approved fonts, design elements, and images. They can also limit the editing capabilities made available to their end users and constrain portions of the document so that they cannot be modified.

•	Pageflex Storefront, a turn-key software product that enables customers to define, auto-generate and manage attractive web-to-print document customization sites. Service providers use Storefront to provide their clients with a catalog of customizable document products, and corresponding e-mail and cross-media campaigns. Included in the package is user account, shopping cart and order management, as well as personalization and customization technology for online document editing. At the core of the solution, is Pageflex web-to-print composition technology, including flexible templates that enable document layouts to “flex”, accommodating variable content within sophisticated designer-specified guidelines. Pageflex Storefront was a winner of the prestigious GATF InterTech Technology Award for 2005 and is the only software package for web-to-print or variable data publishing to be honored with this award, which is recognized industry wide as a mark of excellence and innovation. The judges described the system as “elegant”, “user friendly”, and “amazingly powerful”.

•

Pageflex Persona Cross Media Suite, a new desktop software application enabling targeted and personalized content in both print and e-mail. The product incorporates award-winning variable data and cross-media functionality from Pageflex into a desktop application. It is the only desktop application on the market to enable database-driven personalized output in both print and e-mail. We released Persona Cross Media Suite in December 2005. Among its compelling features are cross-media capabilities for creating coordinated print and e-mail campaigns, variable-length document capability, flexible layouts, and the ability to compose text in more than 60 languages, including Japanese and Chinese. Another key capability is its cross compatibility with Pageflex server-class products, meaning all templates, variables, and projects can be easily reused for web-to-print applications, providing a variety of options for migration and expanded Pageflex configurations.

•	Pageflex NuDoc, an advanced document composition engine based on the principle of separating form from content. Leveraging object-oriented technology, NuDoc is a reusable building block for document processing applications. NuDoc object classes provide an application programming interface (API) that supports the importing, editing, displaying, or printing of electronic documents. One of NuDoc important strengths is its ability to dynamically create layout-intensive pages through import of separate content and style files.

We design our publishing products and technologies to support technological standards. We are a founding member of the Print On Demand Initiative (PODi), an alliance of key vendors and service providers working in the digital color printing market. PODi members include Adobe, Creo, Electronics for Imaging (EFI), Hewlett-Packard, IBM, Kodak, and Xerox. We also participate in the PODi Personal Printing Initiative (PPI). The PPI has completed and released a PPML standard harmonizing the ten vendor-specific proprietary protocols currently used to drive digital presses at high speed into one open standard supporting PostScript, PDF, and AFP. Our publishing software, since its inception, has sought to drive all brands of digital printers. With strong input from the Company, PPML has been adopted as a standard across the industry, and we continue to play a leading role in this standardization program.

SALES & MARKETING

We manage our sales and marketing efforts from our corporate headquarters in Cambridge, Massachusetts. Sales personnel receive a base salary plus commissions, with additional commissions for sales in excess of annual targets. Our sales and marketing organization focuses on direct sales and marketing activities and on maintaining and expanding reseller and OEM relationships. We also seek to enhance our relationships with existing and potential customers and have training and technical support teams who work with existing and potential customers, resellers, and strategic partners to support the sales process and to facilitate the implementation and use of the Company’s software products and technologies.

We promote our products through (1) attendance and exhibition at major industry trade shows, (2) participation in booths sponsored by our strategic partners for our publishing technologies, (3) participation in several standards committees, (4) advertising in industry publications, (5) engaging in direct marketing activities, (6) our various websites including, www.bitstream.com, www.myfonts.com, and www.pageflex.com., and (7) through search engine optimization of websites.

The principal objective of our marketing strategy for fonts and font technology is to continue to increase sales to OEMs and ISVs, who integrate Bitstream font technology software into their products, and to continue to increase sales of our fonts to retail and corporate customers. OEM and ISV agreements to which we are a party range in size from a license for a small group of typefaces to agreements whereby an entire range of font products and/or technologies are incorporated into the customer’s hardware or software products. The principal objective of the marketing strategy for the ThunderHawk browsing technology is to expand awareness of our browsing technologies while generating new business relationships with major mobile operators and device manufacturers. The principal objective of marketing strategy for the publishing technologies is to continue to expand awareness of our on-demand marketing software products to web-to-print providers, digital service and print providers, corporate marketing departments, design firms, advertising agencies, direct mail houses, and other corporations and end users. Since 2002, marketing activities for our e-commerce initiative have been focused on recruiting participation from font foundries, making web users aware of MyFonts.com and attracting them to the website. Marketing activities to increase awareness on the part of potential font buyers consists of efforts aimed at building web links from search engines and other Internet sites, as well as referrals. We plan to continue these marketing efforts in the future and, as new opportunities arise, we intend to evaluate other marketing approaches.

CUSTOMERS

We license our font and font technology products to a variety of OEM and ISV customers worldwide. We also sell custom and other typeface products directly to corporate customers and individual end users through various means including sales to consumers worldwide through our e-commerce website. We license our ThunderHawk browsing technology to mobile operators, device manufacturers, corporations and consumers. We also host ThunderHawk and license the browser directly to individual end users who purchase a subscription. We license our publishing products directly to web-to-print providers, print service providers, marketing services companies, advertising agencies, major corporations and end users, and indirectly through resellers and strategic partners. We intend to continue to broaden our customer base through increased marketing efforts, by developing relationships with systems integrators, OEMs, and partners in 2006, and by introducing new product offerings.

No customer accounted for 10% or more of our revenue for any of the years ended December 31, 2005, 2004, or 2003. From time to time, product sales to large customers during a single fiscal quarter may constitute more than 10% of our revenue for such quarter. We have broadened and intend to continue to broaden our customer base through expanded product offerings and increased marketing efforts. Revenue by geographic area is included in Footnote 9 in the Notes to the Consolidated Financial Statements enclosed herewith.

RESEARCH AND DEVELOPMENT

Bitstream is committed to developing innovative software to enhance communications. In particular, we focus on (1) developing the best browsing experience on mobile devices, (2) developing premier font technology solutions that render high-quality text in any language for any application or device, (3) developing leading-edge technology for MyFonts.com, and (4) advancing our publishing technologies to secure a broader range of market appeal. To accomplish these goals, we have invested, and expect to continue to invest, significant resources in research and development.

During 2005, our research and development activities produced the following:

•	ThunderHawk Symbian Series60 (S60) Edition. ThunderHawk delivers entire HTML web pages with sharp text and clear graphics, while eliminating excessive scrolling and slow data transmission speeds that plague other mobile browsers. With ThunderHawk, information is easy to find and easy to read on S60 mobile phones from Nokia, Panasonic and Samsung.

•	ThunderHawk Windows Mobile 5.0 Pocket PC Edition. Combined with a rich multimedia experience, updated software, and other customization and productivity enhancements from Microsoft, ThunderHawk offers Windows Mobile 5.0 users improved integration and functionality while browsing on a Pocket PC, including increased speed, improved integration and user options and desktop level java support.

•

Font Fusion 3.0 and 3.1. The new 3.0 version of our premier font rendering subsystem includes support for lossless font compression of any format Font Fusion is capable of rendering, random access decompression of any compressed font, improved LCD display output, improved support for multi-bit per pixel bitmaps, and integration upgrades and improvements for the Bitstream Panorama global text composition engine. The new 3.1 version includes an upgraded cache management system and other enhancements. Taken together, our support for lossless font compression and our optimized cache manager will benefit applications running on devices with memory and performance constraints, including consumer electronics devices, mobile handsets, set-top boxes and interactive TVs, and other small embedded systems. During 2005, we also continued work on future Font Fusion technologies, including the release of a Font Fusion based solution for Symbian OS. Bitstream integrated the Font Fusion font rendering engine with Symbian OS, the operating system that powers today’s most popular smart phones.

•	Bitstream Panorama 2.0. Our global text composition engine features the ability to layout, position, substitute, and render characters in worldwide languages, including complex script languages. The 2.0 version includes new shaping engines for Arabic, Hebrew, and Indian languages and scripts; support for bi-directional and mixed-directional languages on the same line(s) of text; support for layout of text in paragraph blocks; support for text rendering of any length; support for standard character set encodings (e.g., UTF8, UTF16, Unicode, ASCII); and updated demo applications. Arabic, Hebrew, and Indian each have different language rules. This makes rendering fonts for these languages even more complex. Bitstream Panorama 2.0 gives developers the ability to compose text in these complex scripting languages, providing developers with a global font solution they can implement quickly and upgrade at any time to support languages as needed.

•	New Font Releases and Font Partnerships. In 2005, Bitstream received Chinese government approval for its Simplified Chinese GB18030 Font, Bitstream Hei, certified by Chinese government agencies for licensing in the People’s Republic of China. Other font developments included our release of MobileFonts, a set of fonts designed and hinted specifically for display on mobile handsets. We also announced agreements with Sakkal Design and C-DAC to bring a wide variety of classic and contemporary Arabic and Indian language fonts, respectively, to developers licensing Bitstream Font Fusion, our font rendering technology, and Bitstream Panorama, our global text composition engine.

•	Pageflex Storefront 2.0, 2.5, and 3.0. We released Storefront 2.0 in January 2005, featuring enhanced capabilities for workflow management on Storefront document customization websites. Intense development efforts throughout the year resulted in the release of Storefront 2.5 in June 2005, with enhanced e-commerce capabilities, such as integrated pricing, shipping, and credit authorization. We also added JDF integration to Storefront in 2005, with an integrated JDF workflow implemented with Creo Spire Color Server in June and with HP Production Flow and HP Production Manager in September. We continued intense development efforts on this product late in the year, and released Storefront 3.0 in January 2006.

•	Pageflex Persona Cross Media Suite. We introduced this new desktop application suite in September 2005 and released it in December 2005. Pageflex Persona Cross Media Suite is a new desktop software application suite enabling targeted and personalized content in both print and e-mail. The product incorporates award-winning variable data and cross-media functionality from Pageflex into a desktop application and is the only desktop application on the market capable of enabling database-driven personalized output in both print and e-mail. The suite includes Pageflex Studio, the same template authoring tool delivered with Pageflex server products, and provides options for easy migration to and configuration with those products.

COMPETITION

Our font technology products compete with the solutions offered by a variety of companies, including other suppliers of enabling technologies, software application developers, and vendors of computer operating systems. Moreover, the market for our enabling technologies and products may be adversely affected by the extent that computer hardware, operating system, and application software vendors incorporate similar functionality or bundle competitive offerings with their products and thereby reduce the market for our technology or products. The competition for our sales of typefaces generally comes from a number of comparably sized or smaller companies offering their own typeface libraries and custom typeface services. Competition with our font rendering, font compression, and worldwide text layout technologies principally comes from Monotype Imaging Corp., Arphic, and FreeType, an open source collaborative organization that provides its Linux font rendering code for free. Three limitations of the FreeType organization are (1) its inability to provide fonts; (2) its inability to provide a license for TrueType hinting, important for rendering readable, legible characters and retaining character shapes at small sizes on low-resolution screens and computer monitors; and (3) its inability to provide hands-on, one-to-one engineering support. Both Bitstream and Monotype Imaging can license TrueType hinting technology and fonts to developers. Competitors to our e-commerce initiative, MyFonts.com, include individual font foundry websites and other font-related websites that offer a variety of fonts for sale online.

Our ThunderHawk browsing technology competes with the browsing solutions offered by a wide variety of companies, including large software companies and small companies focused solely on the mobile browsing market. Our mobile browser competitors include Microsoft Corp., Opera Software ASA, Access Co., Ltd., and Novarra Inc. ThunderHawk compares favorably against these competitors primarily because of the browser’s client/server technology, which provides many advantages, the most important being user experience, speed and security. The client/server architecture also gives ThunderHawk a high degree of compliance with open HTML standards, making fast and full-featured mobile web browsing possible.

Our publishing software competes with vendors offering end-to-end solutions and integration services that include on-demand publishing tools. These solutions in turn compete with solutions created by our customers. Mpower, .EDIT, and Storefront are server-based enterprise applications targeted at the customized print or web-to-print segment of the on-demand publishing market. Rapid technological developments and frequent product introductions characterize this market. Competitive solutions also include VDP products bundled with digital presses, or integrated with print-shop management in the print provider market. In the corporate market, competitive solutions include those integrated with marketing campaign management and CRM strategies. Participants in this market compete based on functionality, price, service, customizability, and interoperability with other e-publishing solutions and components. These competitors include PressSense, Printable, GMC, Objectif Lune, and XMPie. In addition, we may face new competition from emerging products and technologies. We believe our publishing products compete favorably based on rich feature sets, ease of use, stability, and scalability.

We believe that the principal competitive factors affecting all of our products include product features and functionalities, such as scalability, ease of integration, ease of implementation, ease of use, quality, performance, price, customer service and support, and effectiveness of sales and marketing efforts. Although we believe that we currently compete effectively with respect to such factors, there can be no assurance that we will be able to maintain our competitive position against current and potential competitors. See “Risk Factors-If we are unable to successfully compete in our markets, our financial results will be negatively affected”.

INTELLECTUAL PROPERTY

Bitstream relies on a combination of trade secret, copyright, patent, and trademark laws and contractual restrictions to establish and protect proprietary rights in its technology. We are party to confidentiality and invention assignment agreements with our employees, and, when obtainable, enter into non-disclosure agreements with our suppliers, distributors and others so as to limit access to, and disclosure of, our proprietary information. There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of our technologies or that our competitors will not independently develop non-infringing technologies that are substantially similar to or superior to our technology. The laws of certain foreign countries in which our products are or may be developed, manufactured or licensed may not protect our products or intellectual property rights to the same extent as do the laws of the United States and, thus, make the possibility of piracy of our technology and products more likely. We believe that, because of the rapid pace of technological change in the software and electronic commerce markets, legal protection for our products will be a less significant factor in our future success than the knowledge, ability and experience of our employees, the frequency of product enhancements and our ability to satisfy our customers. See “Risk Factors-We may not be able to protect our intellectual property rights against piracy, infringement of our patents, or declining legal protection”.

Our policy is to apply for U.S. patents with respect to our technology and seek copyright registration of our technology and trademark registration of our marks from time to time when management determines that it is competitively advantageous and cost effective to do so. We have been granted seven patents by the United States Patent and Trademark Office, three for certain aspects or applications of the Company’s TrueDoc technology, one of for our DocLock technology, one for our Font Fusion technology one for our Pageflex technology, and one for our technology behind our MyFonts.com website. Furthermore, multiple U.S., PCT, EPO, and Japanese applications are pending on some of the Company’s newer technologies. Bitstream®, Font Fusion®, TrueDoc®, T2K®, MyFonts® and Cyberbit® are federally registered trademarks of the Company. All other trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

EMPLOYEES

As of March 15, 2006, the Company employed 62 persons, including 16 in sales and marketing, 15 in customer support and consulting, 21 in research and development, and 10 in general and administrative functions. Of our 62 employees, 58 are full time and 4 are part time. We also retain short-term consultants from time to time to assist us with particular projects. We believe that our future success will depend in part on our ability to attract, motivate and retain highly qualified personnel. None of our employees is represented by a labor union and we have not experienced any work stoppages. We consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers and their ages as of March 15, 2006 are as follows:

Name	Age	Position
Anna M. Chagnon	39	President, Chief Executive Officer and General Counsel
John S. Collins	66	Vice President and Chief Technology Officer
James P. Dore	47	Vice President and Chief Financial Officer
Sampo Kaasila	45	Vice President, Research and Development
Costas Kitsos	45	Vice President of Engineering

Anna M. Chagnon has served as Chief Executive Officer of the Company since October 2003. She has also served as President of the Company since June 2000 and as General Counsel since July 1997. She previously served as Chief Operating Officer from August 1998 to October 2003, and Chief Financial Officer from August 1998 to March 2003. From July 1997 to August 1998, she served in various positions at the Company including Vice President, Finance and Administration, Chief Financial Officer and General Counsel, and Vice President and General Counsel. From November of 1996 to July 1997, Ms. Chagnon was Counsel to Progress Software Corporation, a developer and worldwide supplier of solutions to build, deploy and manage applications across Internet, client/server and host/terminal computing environments. From August 1994 to November 1996, she was an attorney for the Boston law firm of Peabody & Arnold LLP where she specialized in corporate, securities, finance and intellectual property law. She holds a Bachelor of Science degree, summa cum laude, from Northeastern University, a Juris Doctor degree from Boalt Hall School of Law of the University of California at Berkeley, and a Master of Business Administration, summa cum laude, from Babson College.

John S. Collins has been Vice President and Chief Technology Officer of the Company since August 1998. From 1988 to August 1998, he served as Vice President of Engineering. Mr. Collins invented or co-invented a number of the products/technologies relating to font imaging technology for which the Company holds patents.

He is the principal inventor of the Company’s TrueDoc technology. Mr. Collins holds a B.Sc. and a Ph.D. in Electrical Engineering from the University of London.

James P. Dore was named a Vice President and the Company’s Chief Financial Officer in March 2003. From June 1999 to March 2003, he served as the Company’s Corporate Controller. From January 1997 to June 1999, Mr. Dore served as Corporate Controller at Celerity Solutions Inc. a developer and marketer of supply chain and warehouse management business software. He also served as Celerity’s Chief Financial Officer and Treasurer from April 1999 to June 1999. Mr. Dore has over 20 years of service in various senior financial positions, is a C.P.A. and holds a B.S. degree, with distinction, from Clarkson University.

Sampo Kaasila has served as Vice President, Research and Development, of the Company since November 2001. Mr. Kaasila serves as the principal architect of the Company’s Font Fusion and ThunderHawk products. From November 1998, when Mr. Kaasila joined Bitstream upon the acquisition of Type Solutions, Inc., to November 2001, he served as Director of Research and Development, Type Solutions. From August 1989 to November 1998, he was a founder and President of Type Solutions, Inc., a leading developer of font technologies including T2K™, a font renderer which provides an object oriented design, advanced architecture and algorithms, and a clean API resulting in maximum reliability, performance, and easy integration. From August 1987 to August 1989, Mr. Kaasila worked at Apple Computer Inc. where he was the lead engineer and inventor of the True Type technology now part of every MacIntosh and Windows PC. Mr. Kaasila holds a Masters degree in Electrical Engineering from the Royal Institute of Technology in Stockholm, Sweden where he graduated first in his class in January 1983.

Costas Kitsos has been Vice President of Engineering at the Company since November 1999. Mr. Kitsos heads engineering for the Publishing product line and also serves as a principal architect. From October 1998 to November 1999, he served as Director of Research and Development of the Company. From November 1996 to October 1998, he was a Senior Software Engineer at the Company. Mr. Kitsos is a veteran software developer with over 15 years experience in type and publishing application development. From May 1987 to November 1996, Mr. Kitsos headed IconWorks, which developed award winning type applications and offered consulting services on end user programs and graphical user interfaces. He holds a Masters degree from the University of California, Los Angeles.

ITEM 1A. Risk Factors

Set forth below are the risks that we believe are material to our investors. This section contains forward-looking statements. You should refer to the explanation of the qualifications and limitations on forward-looking statements in the section above entitled “Special Note about Forward-Looking Statements”.

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We believe that our future results of operations could be affected by various factors including, but not limited to, the following:

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

If we are unable to successfully compete in our markets, our financial results will be negatively affected. The computer software market is highly competitive and is characterized by rapid technological change and adoption of new industry standards. As the markets in which our products are sold continue to develop and as we enter new markets, we expect to continue to face substantial competition from other software developers and anticipate that additional competitors will enter those markets. Many of our competitors or potential competitors have significantly greater financial, marketing and technical resources than us. These competitors may be able to adapt more quickly to new or emerging technologies and standards or changes in customer requirements and may be able to devote greater resources to the promotion and sale of their products than us. Many of our competitors currently market, or have potential to market, their products directly to the ultimate consumers of such products as part of a broader product offering. There can be no assurance that we will be able to compete successfully against these entities. To compete successfully, we must continue our investment in research and product development and must devote substantial resources to our marketing and sales functions. There can be no assurance that we will have the necessary capital resources to fund such investment.

If we are unable to meet our customers’ demands for cutting-edge products and services, our revenue and operating results may be adversely affected. If we are unable to consistently introduce new products, services, and enhancements, our revenue and operating results are likely to decrease. Any failure by us to anticipate or respond to new technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our business, financial condition and results of operations. New products, when first released by us, may contain undetected errors that, despite quality control measures employed by us, are discovered only after a product has been integrated into the OEM and ISV product and used by customers. Such errors may cause delays in product acceptance and may require design modifications which could have a material adverse effect on our business, financial condition and results of operations.

General economic risks may affect our revenue and profitability. Our business may be affected by general worldwide economic conditions and related uncertainties affecting markets in which we operate. Adverse economic conditions could adversely impact our business in 2006 and beyond, resulting in: reduced demand for some of our products; increased pressure on the prices for our products and services; and greater difficulty in collecting accounts receivable. To address this issue, we are pursuing a number of strategies to generate revenue growth, including: identifying new markets for our products; developing new applications for our technologies; allocating research and development funding to products with high revenue potential; and strengthening our presence in selected geographic markets. Due to limited resources, we may not be able to continue to successfully implement these strategies, which could have a material adverse effect on our business, results of operations and financial condition.

Risks related to our international sales. Sales to customers outside the United States represented 20.0% of our revenue for the year ended December 31, 2005. This revenue does not include revenue derived from products sold into the international market by our domestic OEM and ISV customers or foreign purchases downloaded from MyFonts.com . We expect that our international business will continue to account for a significant portion of our future revenue. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore less competitive in foreign markets. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, potentially adverse tax consequences, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on our future revenue and our results of operations. In addition, our European business is significant and has historically been negatively affected during our fiscal quarter ending September 30 due to the summer closing or slowdown of several European customers. These seasonal factors have affected, and may continue to affect, our results of operations.

Failure to attract and retain talented employees would have a material adverse effect on our operations and financial results. Our performance depends to a significant extent on the continued service of our senior management and key technical employees. Our future results will depend upon our ability to attract and retain highly skilled technical, managerial, and marketing personnel. Competition for such personnel in the software industry is intense. We rely on competitive compensation packages to recruit and retain highly skilled employees in a competitive environment, but we do not enter into employment agreements with our personnel. There can be no assurance that we will be successful in attracting and retaining the personnel required to sustain our business. Failure to attract and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to protect our intellectual property rights against piracy, infringement of our patents, or declining legal protection. We regard our software as proprietary and attempt to protect it with a combination of copyright, patent, trademark, and trade secret laws, employee and third-party nondisclosure agreements and other methods of protection. There can be no assurance that these measures will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. It may be possible for unauthorized third parties to copy or reverse engineer portions of our products or otherwise obtain and use information that we regard as proprietary. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of unauthorized use of our technologies and products more likely. We also rely on confidentiality agreements with our collaborators, employees, and consultants to protect our trade secrets and proprietary know-how. These agreements may be breached and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by our competitors. In connection with the enforcement of our own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third-party rights, we have been, are currently and may in the future be subject to claims, negotiations or complex, protracted litigation as part of our policy to vigorously defend our intellectual property rights, including rights derived from third-party licensors. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. Adverse decisions in such litigation or disputes could have negative results, including subjecting us to significant liabilities, requiring us to seek licenses from others, preventing us from making, using, selling, distributing, or marketing our products and services in the United States or abroad, or causing severe disruptions to our operations or the markets in which we compete, any one of which could seriously harm our business. Additionally, although we actively pursue software pirates as part of our enforcement of our intellectual property rights, we do lose revenue due to illegal use of our software. If piracy activities increase, it may further harm our business.

Fluctuations in quarterly operating results may have an adverse effect on the market price of our Common Stock. We have previously experienced quarter-to-quarter fluctuations in our operating results as a result of a number of factors including the timing of new product introductions, announcements of new products by us, our competitors or our customers, slower-than-anticipated growth rates of emerging markets, slower adoption of new products and technologies into which our products are incorporated, delays in customer purchases in anticipation of industry developments, and gross margin fluctuations relating to variations in product mix. Furthermore, a significant portion of our expenses are relatively fixed in nature and we may not be able to reduce spending in response to shortfalls or delays in sales. Such shortfalls or delays may result in a material adverse effect on our business, financial condition and results of operations. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Moreover, we do not operate with a significant backlog and often tend to realize a disproportionate share of our revenue in the last few weeks of a fiscal quarter, thereby impairing our ability to accurately forecast quarter-to-quarter sales results. Due to the foregoing factors, it is likely that in one or more future fiscal quarters our operating results may be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the market price of our Class A Common Stock which could have a negative effect on our ability to obtain additional funding, if necessary, on terms favorable to us.

Changes in accounting rules may adversely affect our financial results and the price of our Class A Common Stock. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC, the Public Company Accounting Oversight Board, and various bodies formed to interpret and create appropriate accounting policies. A change in these principles and policies could have a significant impact on our reported results and may even retroactively affect previously reported transactions. Changes to these rules may have a material adverse effect on future financial results or in the way in which we conduct our business. For example, in December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 123(R) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. We were required to adopt SFAS 123(R) in the reporting period beginning January 1, 2006. Although we have not yet determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123(R) and expect the adoption to have a significant adverse impact on our future consolidated statements of income and net income per share. Additionally, to avoid the additional expense resulting from having to expense option grants, we may refrain from granting additional options, which may make it more difficult for us to attract and retain skilled technical, managerial and marketing personnel.

Changes in tax rates and regulations. Changes in tax rates could adversely affect our future results of operations. Increases in tax rates or changes in how taxes are assessed could increase our tax liabilities, which would negatively affect our financial results and cash flow.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Bitstream’s corporate headquarters are located in Cambridge, Massachusetts where we currently lease approximately 18,000 square feet under an operating lease that commenced in September 2003 and expires in August 2009. The minimum annual base rent including operating expenses, property taxes and assessments was approximately $424,000 for the first two years with the first six months abated, is $464,000 for years three and four, and will be $482,000 for years five and six.

We also lease a small engineering office in Plaistow, New Hampshire for approximately $1,000 per month on a month to month basis.

We believe that these facilities are adequate for our current needs. As the Company continues to grow additional space may be required. We believe that suitable additional space, if needed, will be available to us on commercially reasonable terms.

ITEM 3. Legal Proceedings

On June 24, 2003, Monotype Imaging, Inc. (formerly Agfa Monotype Corporation) and International Typeface Corporation filed a complaint in the U.S. District Court for the Northern District of Illinois Eastern Division claiming that we, through our TrueDoc software, infringe trademarks and copyrights and violate the Digital Millennium Copyright Act. A judge of the U.S. District Court for the Northern District of Illinois Eastern Division ruled in our favor on all counts. In her opinion issued on July 12, 2005, the Judge found that we were not liable under any claims of contributory infringement, contributory trademark infringement, or infringement under the Digital Millennium Copyright Act. Previously, on April 21, 2005, the court held that we were not liable under claims for direct copyright or trademark infringement or for vicariously infringing Monotype Imaging, Inc.’s and International Typeface Corporation’s copyrights. We have been notified that Monotype Imaging, Inc. has filed a Notice of Appeal with the court. While we cannot predict with certainty the outcome of the appeal, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.

From time to time, in addition to the infringement case identified above, we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of December 31, 2005 and 2004, no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies or the costs involved in seeking the resolution of these contingencies.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

The Class A Common Stock of Bitstream began trading publicly on the Nasdaq National Market on October 30, 1996 under the symbol “BITS”. Effective February 28, 2003, due to an amendment to Nasdaq’s continued listing standard, we transferred our Class A Common Stock from the Nasdaq National Market to the Nasdaq Small Cap Market under the same symbol. Prior to October 30, 1996, there was no public market for our Class A Common Stock.

The following table sets forth the high and low bid information for our Class A Common Stock as reported on the Nasdaq Small Cap Market for the periods indicated. Such information reflects interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	2005		2004
	High	Low	High	Low
First Quarter	3.890	1.860	3.720	2.300
Second Quarter	3.910	2.400	3.400	1.850
Third Quarter	3.950	2.660	1.980	1.240
Fourth Quarter	4.210	2.500	4.340	1.400

As of March 15, 2006 our Class A Common Stock was held by approximately 100 holders of record and we believe that our Class A Common Stock was beneficially held by more than 500 holders. Our non-voting Class B Common Stock was not held by any holders of record.

DIVIDENDS

Bitstream has never declared or paid cash dividends on its capital stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends on our capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the years ended December 31, 2005, 2004, and 2003, Bitstream issued an aggregate of 45,002, 192,367, and 97,904 shares, respectively, of Class A Common Stock in connection with the exercise of vested options and warrants issued under our 1994 Stock Plan, 1996 Stock Plan, 1997 Stock Plan, and 2000 Stock Plan. There were no unregistered securities sold by us during the three years ended December 31, 2005. The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 promulgated thereunder, in that they were issued either pursuant to written compensatory benefits plans or pursuant to a written contract relating to compensation, as provided by Rule 701. In addition, on October 25, 2001, we filed a Registration Statement on Form S-8 under the Securities Act of 1933, as amended, registering up to an aggregate of 1,000,000 shares of our Bitstream Class A Common Stock, par value $0.01 per share, which may be issued upon exercise of stock options and warrants granted or which may be granted under our 2000 Stock Plan. For a discussion of the Company’s equity compensation plans, see Note 7- Stockholders’ Equity of the Notes to Consolidated Financial Statements included herein.

ITEM 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below as of December 31, 2005 and 2004 and for the three years ended December 31, 2005 have been derived from, and are qualified by reference to, the Company’s consolidated financial statements, which have been audited by an independent registered public accountant, whose reports thereon are included elsewhere in this report. The selected consolidated financial data presented below as of December 31, 2003, 2002 and 2001, and for the two years ended December 31, 2002 have been derived from, and are qualified by reference to, the Company’s audited financial statements, which are not included in this report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements of the Company and Notes thereto, the section below entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other financial data appearing elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA,

(in thousands, except per share amounts).

	Years Ended December 31,
	2005	2004	2003	2002	2001 (2)
Operations:
Revenue	$15,653	$11,632	$9,726	$8,467	$7,968
Income (loss) before provision for income taxes	1,090	(573)	(1,128)	(1,067)	(3,314)
Net income (loss)	1,034	(615)	(1,205)	(1,022)	(3,481)
Net income (loss) per share (1)
Basic	0.12	(0.07)	(0.14)	(0.12)	(0.43)
Diluted	0.11	(0.07)	(0.14)	(0.12)	(0.43)
Financial Position:
Cash and cash equivalents	5,464	4,405	4,367	4,828	5,716
Working capital	4,528	3,331	3,506	3,718	4,688
Total assets	8,835	7,033	7,011	7,964	8,839
Stockholders’ equity	5,701	4,564	4,939	6,000	6,996

(1)	Calculated on the basis described in Note 2 of Notes to the Consolidated Financial Statements.
(2)	The consolidated financial statements for fiscal year 2001 were audited by Arthur Andersen LLP, which has ceased operations.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect the Company’s reported and expected financial results. Note that our preparation of this Annual Report on Form 10-K requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

The Company derives revenue from the sale of its software products, professional consulting, and support and maintenance services. We recognize license revenue when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable. From time to time we enter into extended payment programs with creditworthy customers. We recognize revenue related to extended payment programs when payment becomes due to the Company. In making our decision to recognize revenue we must make a determination of the credit worthiness of our customer. This determination involves management judgment and while management believes that it can make reliable judgments, there is no guarantee that the revenue recognized will be collected. The credit worthiness of customers is further analyzed in the section below entitled “Accounts Receivable”.

We recognize revenue under multiple-element arrangements using the residual method when vendor-specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements under the arrangement. We have established sufficient VSOE for the value of our consulting, training, and other services, based on the price charged when these elements are sold separately. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with consulting, training or other services. Our products and the industries in which we compete are not static and the determination of VSOE involves judgment. Management believes that we will continue to be able to use the residual method for recognizing license revenue under multiple-element arrangements. If, for any reason, we are unable to continue to use the residual method, the timing of revenue recognition could be affected and, consequently, the trends that we are currently experiencing.

Our professional services include custom font design, consulting services, development, and training. We recognize professional services revenue under software development contracts as services are provided for per diem contracts or by using the percentage-of-completion method of accounting for long-term fixed price contracts. Provisions for any estimated losses on contracts in progress are made in the period in which such losses become probable. We had no long-term contracts in progress as of December 31, 2005.

We recognize revenue from end user product sales upon delivery of the software, net of estimated returns and allowances, if collection is probable. We estimate returns and allowances based on historical rates and as of December 31, 2005, we did not have a reserve because returns and allowances have been negligible. If and when a reserve is necessary we would reduce revenue recognized for estimated future returns at the time the related revenue is recorded. We periodically adjust estimates for returns based upon historical rates of return. While management believes that it can make reliable estimates, it is possible that these estimates will change in the future or that actual amounts could vary materially from our estimates.

We generally warrant that our products will function substantially in accordance with documentation provided to customers for approximately 90 days following initial delivery. As of December 31, 2005, we had not incurred any expense related to warranty claims. We estimate reserves based on historical rates and, accordingly, have not recorded a warranty reserve. While management believes that we can make reliable estimates, it is possible that these estimates will change in the future or that actual amounts could vary materially from our estimates.

Please refer to Note 1 of the Company’s Notes to Consolidated Financial Statements for further information on our revenue recognition policies.

Impairment of Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tested recorded goodwill for impairment. We have determined that we do not have separate reporting units and thus goodwill is combined and valued based upon an enterprise wide valuation. We conducted impairment testing as of December 31, 2005 and determined that the fair value of the enterprise was greater than the carrying value. Although none of the unamortized goodwill was impaired, there can be no assurance that, upon completion of a future review, a material impairment charge will not be recorded. SFAS No. 142 required certain disclosures upon adoption that we have included in Note 1(k) in the Notes to Consolidated Financial Statements included herewith.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based on our historical experience and any specific customer collection issues that we identify. While such credit losses have historically been within our expectations and appropriate reserves have been established, we cannot guarantee that we will continue to experience the same credit loss rates that we have experienced in the past.

Income Taxes

As part of the process of preparing consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that we will recover our deferred tax assets from future taxable income and, to the extent we believe recovery unlikely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Determination of our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets requires significant management judgment. We have fully reserved against our tax assets due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. We base our valuation allowance on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. The determination of the valuation allowance requires us to make estimates, which we cannot guarantee will prove to be accurate.

OVERVIEW

Bitstream is a software development company that makes communications compelling. We enable customers worldwide to render high-quality text, browse the web on wireless devices, select from the largest collection of fonts online, and customize documents over the Internet. We categorize our products and technologies into three product lines consisting of (1) fonts and font technology, (2) browsing technology, and (3) publishing technology.

Fonts and font technology. Bitstream is a leading developer of font technology solutions that enable developers to display high-quality text in any language for any device or application. We work with partners from around the world to provide complete text composition and font rendering solutions for consumer electronics devices, mobile handsets, set-top boxes, digital TVs, printers, graphics and software applications, and embedded systems. Our solutions include Bitstream Panorama™ for text composition and Font Fusion® for font rendering. Bitstream font technology supports all international languages. With our technology developers can render any scalable industry-standard and compact font format. Developers rely on Bitstream for complete font solutions, including a certified Simplified Mainland Chinese font, MobileFonts™, the Tiresias Screenfont, the Closed Captioned TV (CCTV) Font Set, the TV Font Pack, delta-hinted screen fonts, and compact stroke-based Asian fonts. Bitstream also delivers high-quality font solutions for developers, ad agencies, graphic designers, desktop publishers, corporations, small businesses, and home office users. Our world-renowned library includes over 1,000 high-quality fonts in OpenType, TrueType, and PostScript Type 1 formats for Windows, Macintosh, Unix, and Linux. We also sell our fonts and fonts from other foundries and designers on MyFonts.com SM, a showcase of the world’s fonts available from one easy-to-use website. MyFonts.com provides the largest collection of fonts ever assembled for on-line delivery, and offers easy ways to find and purchase fonts on-line. MyFonts.com also offers unique typographic resources for research and reference, including WhatTheFont SM, a unique font identifier that accepts image files of fonts uploaded by users, analyzes the images, and then displays the fonts on the MyFonts.com site that most closely match the font shapes captured in the image.

Browsing technology. Our browsing technology, ThunderHawk™, is a client-server technology that brings full-featured wireless web browsing to mobile devices. It gives mobile subscribers complete access to real web pages while maintaining full text legibility. Both ThunderHawk Smartphone Edition and ThunderHawk Symbian Series60 (S60) Edition enable subscribers to browse the web on high-end mobile phones. ThunderHawk PocketPC Edition allows mobile subscribers to browse the web on PDAs. ThunderHawk Enterprise Server is a client-server technology for mobile operators, device manufacturers and corporations, allowing them to provide users with an easy-to-use, familiar interface that bridges the gap between mobile and desktop environments.

Publishing technology. Our publishing technology is the technology of choice for web-to-print applications and sophisticated personalized communications based on customer information. Smart templates ensure that design integrity and brand identity standards are rigorously maintained, while empowering local users on a brand-controlled publishing portal to customize and localize collateral and campaigns. With Pageflex-powered sites, global control with local empowerment is a reality. Database-driven personalization campaigns, which can include print, e-mail, and personalized web microsite components, enable graphic-rich, highly designed marketing communications to deliver highly targeted and relevant content on an individual basis. We pioneered flexible variable data software with its debut in 1997 and have been a technology innovator in the variable output and web-to-print customization arena ever since. Our publishing technology powers on demand marketing portals for printers, advertising agencies, marketing services companies and corporate marketing departments worldwide.

RESULTS OF OPERATIONS

Certain prior year account balances have been reclassified to be consistent with the current year’s presentation. The following table sets forth the percentage of revenue represented by certain items reflected in the Company’s Statements of Operations Data for the periods presented:

	Years Ended December 31,
	2005	2004	2003
Revenue
Software licenses	84.0%	84.3%	87.3%
Services	16.0	15.7	12.7

Total revenue	100.0	100.0	100.0
Cost of revenue
Software licenses	27.6	27.5	25.5
Services	7.8	7.1	5.5

Total cost of revenue	35.4	34.6	31.0

Gross profit	64.6	65.4	69.0

Operating expenses:
Marketing and selling	18.8	22.7	27.3
Research and development	25.1	33.7	39.9
General and administrative	14.1	15.3	20.0

Total operating expenses	58.0	71.7	87.2

Operating income (loss)	6.6	(6.3)	(18.2)
Other income (expense), net	0.3	1.4	6.6
Benefit from (Provision for) income taxes	(0.3)	(0.4)	(0.8)

Net income (loss)	6.6%	(5.3)%	(12.4)%

YEAR ENDED DECEMBER 31, 2005 COMPARED TO YEAR ENDED DECEMBER 31, 2004

(in thousands, except percent amounts)

Gross Profit:

	Years Ended December 31,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$13,156	84.0%	$9,805	84.3%	$3,351	34.2%
Services	2,497	16.0	1,827	15.7	670	36.7

Total revenue	15,653	100.0	11,632	100.0	4,021	34.6
Cost of Revenue
Software licenses	4,321	32.8	3,196	32.6	1,125	35.2
Services	1,223	49.0	829	45.4	394	47.5

Total cost of revenue	5,544	35.4	4,025	34.6	1,519	37.7

Gross Profit	$10,109	64.6%	$7,607	65.4%	$2,502	32.9%

The increase in revenue from software licenses for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was attributable to increases in font and font technology, and publishing product lines. License revenue from direct sales, which include e-commerce sales, increased $2,564, or 40.6% to $8,874 for the year ended December 31, 2005 as compared to $6,310 for the year ended December 31, 2004. License revenue from resellers increased $344, or 32.4%, to $1,405 for the year ended December 31, 2005 as compared to $1,061 for the year ended December 31, 2004. License revenue from OEMs and ISVs increased $443, or 18.2%, to $2,877 for the year ended December 31, 2005 as compared to $2,434 for the year ended December 31, 2004. The increases in direct and reseller revenue were due to increases in volume and variety of fonts and publishing products being licensed throughout 2005. The increase in OEM and ISV revenue was due to an increase in new licenses, as well as license renewals and royalties received under existing license agreements because of increases in reported unit shipments by certain OEM customers. We believe that new customer acquisition, current customers adding licenses for existing and new products and additional unit shipments reported by OEM customers will result in increased revenue for 2006.

The increase in revenue from services was primarily due to increases in maintenance and support contracts associated with our publishing product line and increases in consulting services for both our publishing and font and font technology product lines. Service revenue from direct sales increased $513, or 46.3%, to $1,621 for the year ended December 31, 2005 as compared to $1,108 for the year ended December 31, 2004. Service revenue from resellers increased $118, or 56.7%, to $326 for the year ended December 31, 2005 as compared to $208 for the year ended December 31, 2004. Service revenue from OEMs and ISVs increased $39, or 7.6%, to $550 for the year ended December 31, 2005 as compared to $511 for the year ended December 31, 2004. These increases were primarily driven by increases in our customer base and customer demand for consulting and design services. We believe that our revenue from support and consulting will continue to grow during 2006.

We recognize license revenue from direct sales and licensing agreements of our products and products from third parties including e-commerce sales made via our websites, licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the years ended December 31, 2005 and 2004 was $17 and $13, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The increase in cost of license revenue for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily due to increased royalty, shipping, and credit card processing expenses of $1,080, or 42.2%, in connection with increased e-commerce sales. We expect the cost of licenses as a percentage of sales for 2006 will approximate that of 2005, though the quarterly results may vary based upon the mix of products sold during the particular quarter.

The increases in costs of services revenue for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily due to an increase in customer consulting resources and support personnel for the publishing product line which increased $296, or 62.7%, to $769 for the year ended December 31, 2005 and by a decrease in an internal allocation of resources to research and development projects from font and font technology support and consulting personnel. We expect the cost of services will increase as a percentage of sales during 2006 as we continue to invest in our infrastructure so as to be able to efficiently provide for these services.

Cost of revenue includes royalties and fees paid to third parties for the development of, or license of rights to technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

Operating Expenses:

	Years Ended December 31,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$2,936	18.8%	$2,644	22.7%	$292	11.0%
Research and development	3,929	25.1	3,914	33.7	15	0.4
General and administrative	2,206	14.1	1,784	15.3	422	23.7

Total operating expenses	$9,071	58.0%	$8,342	71.7%	$729	8.7%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The increase in M&S expense was the result of a $187 increase in salaries and benefits due to an increase in headcount and commissions due to the increase in commissionable sales for the year ended December 31, 2005 as compared to the year ended December 31, 2004, and a $111 increase in advertising and marketing activities including tradeshow participation during 2005. We expect that M&S expense will continue to increase during 2006 as we continue to increase sales personnel and marketing activities.

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expense for the year ended December 31, 2005 as compared to the year ended December 31, 2004 was primarily the result of an increase in personnel salary and benefit costs and the use of third-party developers totaling $168 during the year ended December 31, 2005, partially offset by a decrease in the utilization of customer support and consulting personnel on internal R&D projects. We expect our development efforts to continue at a similar level during 2006 and expect our R&D expense to increase in absolute dollars but not as a percent of revenue.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The increase in G&A for the year ended December 31, 2005 as compared to the year ended December 31, 2004 included an increase in legal costs including costs to defend against certain trademark infringement lawsuits of $154, an increase in professional services for audit and accounting work and directors fees totaling $56, an increase in bad debts of $72, including a $60 write-off associated with a customer bankruptcy, a $47 increase in salary expense due to an increase in headcount and salary increases, and an increase in employee benefit plan costs of $40, primarily due to an increase in insurance rates. We expect salaries, benefits, headcount, and related costs will increase at similar rates during 2006 and that our legal costs will decrease and partially offset such increases.

Other income and (expense), net;

	Years Ended December 31,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Gain on investment in DiamondSoft, Inc.	$—	—%	$91	0.8%	$(91)	(100.0)%
Interest and other income, net	52	0.3	71	0.6	(19)	(26.8)

Total Other Income	$52	0.3%	$162	1.4%	$(110)	(67.9)%

On July 1, 2003, in connection with the acquisition of DiamondSoft Inc. by Extensis, Inc., a division of Celartem Inc., we sold our shares in DiamondSoft to Extensis in a cash transaction resulting in a realized and recognized gain on our investment of $399. Our investment as of June 30, 2003 was $940 and we received

$1,339 in cash from this transaction on July 1, 2003. The Company deferred recognition of its $91 share of this escrow balance until June 30, 2004 when the amount to be received became fixed and determinable. Further discussion can be found in Note 3 in the Notes to Consolidated Financial Statements included herewith.

Other income includes interest income earned on cash and money market instruments net of interest expense. In addition, other income for the year ended December 31, 2004 consists of a foreign currency gain related to the closure of our United Kingdom sales office of $15.

Provision for income taxes:

	Years Ended December 31,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Income tax provision	$56	0.3%	$42	0.4%	$14	33.3%

The Company’s tax provision for the years ended December 31, 2005 and 2004 was primarily due to foreign withholding taxes. The tax provision for the year ended December 31, 2005 also included $22 in U.S. Federal alternative minimum tax. Foreign taxes vary with OEM license royalties from customers in countries who are aprty to tax conventions with the United States including Korea and Poland.

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

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

We recognizes license revenue from direct sales and licensing agreements of our products and products from third parties including e-commerce sales made via the Company’s websites, licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other websites with which we have referral agreements. Referral income for the years ended December 31, 2004 and 2003 was $13 and $14, respectively. There are minimal costs associated with referral revenue, and primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

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

Operating Expenses:

	Years Ended December 31,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$2,644	22.7%	$2,653	27.3%	$(9)	(0.3)%
Research and development	3,914	33.7	3,879	39.8	35	0.5
General and administrative	1,784	15.3	1,944	20.0	(160)	(8.2)

Total operating expenses	$8,342	71.7%	$8,476	87.1%	$(134)	(1.6)%

M&S expense consists primarily of salaries and benefits, commissions, travel expenses and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The decrease in M&S expense for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily the result of the non-recurrence of a one-time severance expense during the third quarter of 2003 of $75 associated with the elimination of the Pageflex General Manager position partially offset by increases in sales and marketing personnel and tradeshow participation during 2004.

R&D expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expense for the year ended December 31, 2004 as compared to the year ended December 31, 2003 was primarily the result of an increase in personnel wages and salary expense during the year ended December 31, 2004.

G&A expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. G&A expenses decreased for the year ended December 31, 2004 as compared to the year ended December 31, 2003 primarily due to a decrease in legal costs including costs to defend against certain trademark infringement lawsuits of $34, a $67 savings from the non-recurrence of costs incurred to relocate the Company’s offices, and a decrease in non-recurring fees associated with the transfer of the Company’s stock from the Nasdaq National Market to the Nasdaq Small Cap Market of $46 incurred during the first fiscal quarter of 2003.

Other income and (expense), net;

	Years Ended December 31,
	2004	% of Revenue	2003	% of Revenue	Change
					Dollars	Percent
Gain on investment in DiamondSoft, Inc.	$91	0.8%	$591	6.1%	$(500)	(84.6)%
Interest and other income, net	71	0.6	48	0.5	23	47.9

Total Other Income	$162	1.4%	$639	6.6%	$(477)	(74.6)%

On March 13, 1998, we made a $500 or 25% equity investment, accounted for under the equity method, in DiamondSoft. During the year ended December 31, 2001, we made additional investments totaling $410 in DiamondSoft, resulting in an increase in our ownership percentage to 31.7% at December 31, 2001, which remained unchanged through July 1, 2003 when we sold our shares in DiamondSoft to Extensis. On July 1, 2003, in connection with the acquisition of DiamondSoft by Extensis, we sold our shares in DiamondSoft to Extensis in a cash transaction resulting in a realized and recognized gain on our investment of $399. Our investment as of June 30, 2003 was $940 and we received $1,339 in cash from this transaction on July 1, 2003. The gains above represent our pro rata share of DiamondSoft’s net income through June 30, 2003 plus the gain on the sale of our investment in DiamondSoft. Further discussion can be found in Note 3 in the Notes to Consolidated Financial Statements included herewith.

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

The Company’s tax provision for the years ended December 31, 2004 and 2003 was primarily due to foreign withholding taxes. Foreign taxes vary with OEM license royalties from customers in countries who are parties to tax conventions with the United States including Japan, Korea, and Poland, and also with the results of operations from the Company’s location in the United Kingdom, which we closed as of March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of December 31, 2005, we had net working capital of $4,528 versus $3,331 at December 31, 2004, an increase of 35.9%.

Our operations generated approximately $1,204 in cash during the year ended December 31, 2005 primarily due to our $1,034 net income before adjustment for non-cash expenses. We used cash of approximately $108 to fund our operations during the year ended December 31, 2004 primarily to fund our $615 net loss for the year before adjustment for non-cash expenses. Changes in operating assets and liabilities resulted in net cash savings (expenditures) of $(94) and $338 for the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, the change in operating assets and liabilities was primarily due to increases in accounts receivable and prepaid expenses and other assets of $701 and $58, respectively, partially offset by increases in accounts payable and deferred revenue of $386 and $293, respectively. During the year ended December 31, 2004, the change in operating assets and liabilities was primarily the result of increases in deferred revenue and accrued expenses of $245 and $381, respectively, partially offset by a decrease in accounts payable of $(235) and an increase in prepaid expenses of $172 as compared to the balance at December 31, 2003.

Our investing activities used cash of $248 and $35 for the years ended December 31, 2005 and 2004, respectively. Additions of property and equipment and intangible assets used $248 and $126 in cash for the years ended December 31, 2005 and 2004, respectively. The sale of our investment in DiamondSoft, Inc. generated $91 in cash during the year ended December 31, 2004. Our financing activities provided cash of $103 and $181 for the years ended December 31, 2005 and 2004, respectively from the exercise of stock options.

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

As of December 31, 2005, we had no material commitments for capital expenditures. From time to time, we evaluate potential acquisitions of products, businesses and technologies that may complement or expand our business. Any such transactions consummated may use a portion of our working capital or require the issuance of equity or debt.

The future minimum annual lease payments, as of December 31, 2005, under our leased facilities are as follows:

	Total	2006	2007	2008	2009
Operating Leases	$1,737	$464	$470	$482	$321

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of license revenue on our consolidated Statement of Operations, was approximately $3,780, $2,786, and $2,150; for the years ended December 31, 2005, 2004, and 2003, respectively.

As permitted under Delaware law, we have indemnification agreements in place with our officers and directors to indemnify them for certain events or occurrences while they are, or were, serving at our request as officers and directors of the Company. The term of the indemnification period runs until the expiration of the applicable statute of limitations with respect to any claims against such officers or directors arising out of acts or omissions. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of insurance policy coverage, we believe the estimated fair value of these indemnification agreements is minimal.

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal, but we can provide no assurance that payments will not be required under these agreements in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”, which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to require that companies record as expense the effect of equity based compensation, including grants of employee stock options, at their fair value over the applicable vesting period. SFAS 123(R) offers alternative methods for determining the fair value. The Company currently discloses the effect on income (loss) that stock options would have were they recorded as expense in “Stock-Based Compensation” in Note 1 in the Notes to Consolidated Financial Statements. SFAS No. 123(R) also requires more extensive disclosures concerning stock options than required under current standards. Although we have not yet determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123(R) and expect the adoption to have a significant adverse impact on our consolidated statements of income (loss) and net income (loss) per share. SFAS No. 123(R) becomes effective in 2006 and we began implementation of SFAS 123(R) in the reporting period beginning January 1, 2006.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS,

AND DERIVATIVE COMMODITY INSTRUMENTS

As of December 31, 2005, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are short-term money market accounts and bank deposits that are carried on the Company’s books at fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiary, Bitstream, B.V., are conducted almost exclusively in local currency. Bitstream, B.V. is currently inactive and the impact of currency exchange rate movements on inter-company transactions was immaterial for the year ended December 31, 2005. International subsidiary operations, if resumed, will be translated into U.S. dollars and consolidated for reporting purposes. Currently, we do not engage in foreign currency hedging activities.

ITEM 8. Financial Statements and Supplementary Data

The index to Financial Statements appears on page F-1, the Report of Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-23.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) as of December 31, 2005, each of Anna M. Chagnon, Chief Executive Officer of the Company, and James P. Dore, Chief Financial Officer of the Company, have concluded that our disclosure controls and procedures were (1) effective to ensure that information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified by the SEC and (2) designed to ensure that information required to be disclosed was accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer to allow for timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Furthermore, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Our CEO and CFO have determined that the disclosure controls and procedures are effective at the reasonable assurance level.

ITEM 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this report in that the Company will file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 1, 2006 that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on June 1, 2006.

ITEM 10. Directors and Executive Officers of the Registrant

The information concerning the executive officers of the Company required by this Item is contained in the section entitled “Executive Officers of the Registrant” in Item 1, Part I of this report. The information required by this Item concerning directors is incorporated herein by reference to the information appearing in the section entitled “Nominees for Directors” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 1, 2006, and which will be filed with the SEC on or before April 30, 2006.

The information with respect to any delinquent filings of reports pursuant to Section 16(a) of the Exchange Act is incorporated herein by reference to the information appearing in the section entitled “Principal and Management Stockholders—Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 1, 2006.

We have adopted a code of business conduct and ethics, entitled Bitstream Code of Business Conduct and Ethics, which applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. A copy of our code of business conduct and ethics is available on our website at www.bitstream.com. We intend to satisfy the SEC’s disclosure requirements regarding amendments to, or waivers of, the code of business conduct and ethics by posting such information at www.bitstream.com.

The information with respect to audit committee financial expert and identification of the audit committee of the Board of Directors required by this Item is incorporated herein by reference to the information appearing in the section entitled “Corporate Governance” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 1, 2006.

ITEM 11. Executive Compensation

Information required by this Item is incorporated herein by reference to the information appearing in the section entitled “Executive Compensation” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 1, 2006.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item, other than the following table, is incorporated herein by reference to the information appearing in the section entitled “Principal and Management Stockholders” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 1, 2006.

The following table presents information regarding the Company’s equity compensation plans at December 31, 2005:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders (1)	2,763,835	$2.268	161,409
Equity compensation plans not approved by shareholders	—	$—	—

TOTAL	2,763,835	$2.268	161,409

(1) Includes options and warrants granted to purchase shares of Bitstream Inc. Class A Common Stock. Information concerning the shareholder approved equity compensation plans with options adopted by MyFonts.com, Inc. and Pageflex, Inc., two of the Company’s subsidiaries, is not included. Additional data may be found in Note 7 in the Notes to Consolidated Financial Statements included herewith.

ITEM 13. Certain Relationships and Related Transactions

Information required by this Item, if any, is incorporated herein by reference to the information appearing in the section entitled “Certain Relationships and Related Transactions” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 1, 2006.

ITEM 14. Principal Accountant Fees and Services

Consistent with Section 10A(i)(2) of the Exchange Act as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services pre-approved in the fourth quarter of 2005 by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor. All audit related and non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. No such matters were brought before the Audit Committee and the audit committee did not pre-approve any amounts for services during the three months ended December 31, 2005.

The information required by this Item with respect to fees billed by the Company’s principal accountants is incorporated herein by reference to the information appearing in the section entitled “Principal Accountant Fees and Services” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on June 1, 2006.

Part IV

ITEM 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

1. Financial Statements.

(a)	The following documents are included as part of this report:

(1) Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity and Comprehensive Net Income (Loss)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial Statement Schedules

None.

(3) Exhibits.

Certain of the exhibits listed hereunder have been previously filed with the SEC as exhibits to certain registration statements and periodic reports as indicated in the footnotes below and are incorporated herein by reference pursuant to Rule 411 promulgated under the Securities Act and Rule 24 of the SEC’s Rules of Practice. The location of each document so incorporated by reference is indicated in parenthesis.

3.1.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.2.1	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

3.2.2	Bylaw Amendments adopted by the Board of Directors of the Company on November 6, 1998 (incorporated by reference to Exhibit 2 to the Company’s current report on Form 8-K filed on November 16, 1998).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

4.2	Rights Agreement dated as of November 12, 1998, between the Company and BankBoston N.A., as rights agent, which includes: as Exhibit A thereto, the form of Certificate of Designation of Series A Junior Participating, Preferred Stock of the Company; as Exhibit B thereto, the Form of Right Certificate; and as Exhibit C thereto, the summary of Rights to Purchase Preferred Shares. (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed on November 16, 1998).

10.1	1996 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

10.2	1994 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

10.3	Agreement and Plan of Recapitalization dated October 28, 1994 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

10.4	Form of Indemnification Agreement between the Company, its directors and certain of its officers (incorporated by reference to Exhibit 10.9 to Pre-effective Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on October 15, 1996).

10.5	Agreement and Plan of Merger dated as of March 27, 1997 among the Company, Archetype Acquisition Corporation and Archetype, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.6	1997 Stock Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.7	Asset Purchase Agreement among the Company, Archetype, Inc., Inso Corporation and Inso Providence Corporation dated August 28, 1998 (incorporated by reference to Exhibit 99(a) to the Company’s Form 8-K filed on September 14, 1998).

10.8	Bitstream, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.9	Pageflex, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.10	MyFonts.com, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.11	Lease between MA-RIVERVIEW/245 FIRST STREET, LLC and the Company dated July 31, 2003 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003).

10.12	Stock Purchase Agreement between Extensis, Inc., DiamondSoft, Inc, Brian Berson, and Bitstream, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003).

*21.1	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

*31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

*32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(b) REPORTS ON FORM 8-K:

NONE.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on this 28th day of March, 2006.

BITSTREAM INC.

By:	/S/ ANNA M. CHAGNON
Anna M. Chagnon Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANNA M. CHAGNON Anna M. Chagnon	President, Chief Executive Officer, and Director	March 28, 2006

/s/ JAMES P. DORE James P. Dore	Vice President and Chief Financial Officer	March 28, 2006

/s/ CHARLES YING Charles Ying	Chairman of the Board, and Director	March 28, 2006

/s/ AMOS KAMINSKI Amos Kaminski	Director	March 28, 2006

/s/ DAVID G. LUBRANO David G. Lubrano	Director	March 28, 2006

/s/ GEORGE B. BEITZEL George B. Beitzel	Director	March 28, 2006

BITSTREAM INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bitstream Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive net income (loss), and of cash flows present fairly, in all material respects, the financial position of Bitstream Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 28, 2006

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$5,464	$4,405
Accounts receivable, net of allowance of $38 and $26 at December 31, 2005 and 2004, respectively	1,663	962
Short-term investments, prepaid expenses and other current assets	341	233

Total current assets	7,468	5,600

Property and equipment, net	315	282

Long-term assets:
Restricted cash	200	250
Goodwill	727	727
Intangible assets, net	125	174

Total other assets	1,052	1,151

Total assets	$8,835	$7,033

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$664	$278
Accrued expenses	1,191	1,199
Deferred revenue	1,085	792

Total current liabilities	2,940	2,269

Deferred rent	194	200

Total liabilities	3,134	2,469

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized—6,000 shares Issued and outstanding—0 at December 31, 2005 and 2004	—	—
Common stock, $0.01 par value Authorized—30,500 shares Issued 8,810 and 8,765 and outstanding 8,684 and 8,639 at December 31, 2005 and 2004, respectively	88	88
Additional paid-in capital	32,892	32,789
Accumulated deficit	(26,919)	(27,953)
Treasury stock, at cost; 126 shares as of December 31, 2005 and 2004	(360)	(360)

Total stockholders’ equity	5,701	4,564

Total liabilities and stockholders’ equity	$8,835	$7,033

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	Years Ended December 31,
	2005	2004	2003
Revenue:
Software licenses	$13,156	$9,805	$8,487
Services	2,497	1,827	1,239

Total revenue	15,653	11,632	9,726
Cost of revenue:
Software licenses	4,321	3,196	2,477
Services	1,223	829	540

Cost of revenue	5,544	4,025	3,017

Gross profit	10,109	7,607	6,709

Operating expenses:
Marketing and selling	2,936	2,644	2,653
Research and development	3,929	3,914	3,879
General and administrative	2,206	1,784	1,944

Total operating expenses	9,071	8,342	8,476

Operating income (loss)	1,038	(735)	(1,767)

Gain on investment in DiamondSoft, Inc.	—	91	591
Interest and other income, net	52	71	48

Income (loss) before provision for income taxes	1,090	(573)	(1,128)
Provision for income taxes	56	42	77

Net income (loss)	$1,034	$(615)	$(1,205)

Basic net income (loss) per share	$0.12	$(0.07)	$(0.14)

Diluted net income (loss) per share	$0.11	$(0.07)	$(0.14)

Basic weighted average shares outstanding	8,663	8,524	8,374

Diluted weighted average shares outstanding	9,514	8,524	8,374

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE NET INCOME (LOSS)

(IN THOUSANDS)

	Common Stock $.01 Par Value		Additional Paid-in Capital	Accumlated Deficit	Treasury Stock		Total Stockholders’ Equity	Comprehensive Net Income (Loss)
	Number of Shares	$			Number of Shares	Cost
BALANCE, DECEMBER 31, 2002	8,475	$85	$32,408	$(26,133)	126	$(360)	$6,000	—

Exercise of stock options	98	1	143	—	—	—	144	—
Net loss	—	—	—	(1,205)	—	—	(1,205)	(1,205)

Comprehensive net loss for the year ended December 31, 2003	—	—	—	—	—	—	—	$(1,205)

BALANCE, DECEMBER 31, 2003	8,573	$86	$32,551	$(27,338)	126	$(360)	$4,939	—

Exercise of stock options	192	2	179	—	—	—	181	—
Stock option compensation reclassified from accrued other expense	—	—	59	—	—	—	59	—
Net loss	—	—	—	(615)	—	—	(615)	(615)

Comprehensive net loss for the year ended December 31, 2004	—	—	—	—	—	—	—	$(615)

BALANCE, DECEMBER 31, 2004	8,765	$88	$32,789	$(27,953)	126	$(360)	$4,564	—

Exercise of stock options	45	—	103	—	—	—	103	—
Net income	—	—	—	1,034	—	—	1,034	1,034

Comprehensive net income for the year ended December 31, 2005	—	—	—	—	—	—	—	$1,034

BALANCE, DECEMBER 31, 2005	8,810	$88	$32,892	$(26,919)	126	$(360)	$5,701	—

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,034	$(615)	$(1,205)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	185	170	196
Amortization	79	90	80
Gain on investment in DiamondSoft, Inc.	—	(91)	(591)
Loss on disposal of property and equipment	—	—	26
Changes in operating assets and liabilities:
Accounts receivable	(701)	54	(414)
Income tax receivable	—	—	134
Prepaid expenses and other assets	(58)	(172)	57
Accounts payable	386	(235)	268
Accrued expenses	(8)	381	(169)
Deferred revenue ( long and short term)	293	245	(126)
Deferred rent	(6)	65	135

Net cash provided by (used in) operating activities	1,204	(108)	(1,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(218)	(105)	(298)
Additions to intangible assets	(30)	(21)	(87)
Restricted cash	50	—	50
Short-term investment	(50)	—	—
Investment in DiamondSoft, Inc	—	91	1,339

Net cash (used in) provided by investing activities	(248)	(35)	1,004

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options/warrants	103	181	144

Net cash provided by financing activities	103	181	144

Net Increase (Decrease) in Cash and Cash Equivalents	1,059	38	(461)
Cash and Cash Equivalents, beginning of period	4,405	4,367	4,828

Cash and Cash Equivalents, end of period	$5,464	$4,405	$4,367

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5	$2	$2
Cash paid (received) for income taxes	$41	$58	$(58)
Stock option compensation reclassified from accrued expenses	$—	$59	$—

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

Bitstream Inc., together with its subsidiaries (collectively, “Bitstream” or the “Company”), enables customers worldwide to render high-quality text, browse the web on wireless devices, select from the largest collection of fonts online, and customize documents over the Internet. Our core competencies include font technology, browsing technology, and publishing technology.

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We have also experienced net losses in prior years and as of December 31, 2005 have an accumulated deficit of $27 million.

The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes. The preparation of the accompanying consolidated financial statements requires the use of certain estimates by us in determining our assets, liabilities, revenues and expenses. Actual results may differ from these estimates.

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

(b)	Disclosures about Segments of an Enterprise

During 2004, in connection with the reorganization of our sales and marketing forces and the elimination of the General Manager position for our Pageflex, Inc. subsidiary, we changed the manner in which we measure and report our financial results and report to the Board of Directors. Prior to January 1, 2004 the Company’s CEO, its chief operating decision-maker, assessed individual performances based upon discreet financial information for three segments: Type, MyFonts, and Pageflex. Subsequent to January 1, 2004 we view our operations and manage our business as principally one segment with three major product lines: fonts and font technology, browsing, and publishing. In connection with this reorganization, we reassessed our segment disclosure requirements under SFAS No. 131 “Disclosure about Segments of an Enterprise and Related information” and as a result we are reporting our operations as one segment. Prior year segment disclosure has been modified to conform with the current year classification.

(c)	Revenue Recognition

We derive revenue from the license of our software products, and from consulting, and support and maintenance services. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certain OEM and ISV customers pay royalties only upon the sublicensing of our products to end-users. Revenue in such transactions is recognized in the period when sublicenses to end users are reported to us by our OEM or ISV customers. Revenue from guaranteed minimum royalty licenses is recognized upon delivery of the software license when no further obligations of the Company exist. In certain guaranteed minimum royalty licenses, we will enter into extended payment programs with creditworthy customers. Revenue related to extended payment programs is recognized when payment becomes due to the Company.

We recognize license revenue from the resale of our products through various resellers. Resellers may sell our products in either an electronic format or CD format. Revenue is recognized if collection is probable, upon notification from the reseller that it has sold the product, or for a CD product, upon delivery of the software.

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and when collection is probable. Revenue related to extended payment programs is recognized when payment becomes due to the Company. End user sales include e-commerce revenue generated from our websites from the licensing of Bitstream fonts, subscription licenses for the ThunderHawk browser, licensing of fonts developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and for the years ended December 31, 2005, 2004, and 2003 was $17, $13 and $14, respectively. There are minimal costs associated with the referral program, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. We expense those costs as incurred.

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

Professional services include custom design and development, and training. We recognize professional services revenue under software development contracts as services are provided for per diem contracts or by using the percentage-of-completion method of accounting for long-term fixed price contracts. Provisions for any estimated losses on contracts are made in the period in which such losses become probable.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d) Research and Development Expenses

We have evaluated the establishment of technological feasibility of our products in accordance with Statement of Financial Accounting Standards (SFAS) No. 86, “Accounting for the Costs of Computer Software To Be Sold, Leased or Otherwise Marketed”. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and consequently, the amounts that could be capitalized are not material to our financial position or results of operations. Therefore, we have charged all of such costs related to software development to research and development in the period incurred.

(e) Stock-Based Compensation

We account for our employee stock plans using the intrinsic value method in accordance with SFAS 123, “Accounting for Stock-Based Compensation”, as amended by SFAS 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment to Statement of Financial Accounting Standards No. 123.” Disclosures include pro forma net income and earnings per share as if the fair value-based method of accounting had been used. Stock issued to non-employees is accounted for in accordance with SFAS 123 and related interpretations.

The following table sets forth the pro forma amounts of net income (loss) and net income (loss) per share that would have resulted if we had accounted for our employee stock plans under the fair value recognition provisions of SFAS 123, “Accounting for Stock-Based Compensation” (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004	2003
Net income (loss):
As reported	$1,034	$(615)	$(1,205)
Deduct: Total stock-based compensation expense determined under fair value based method for all grants, net of related tax effects	379	774	1,034

Pro forma	$655	$(1,389)	$(2,239)

Basic net income (loss) per share:
As reported	$0.12	$(0.07)	$(0.14)
Pro forma	$0.08	$(0.16)	$(0.27)
Diluted net income (loss) per share:
As reported	$0.11	$(0.07)	$(0.14)
Pro forma	$0.07	$(0.16)	$(0.27)

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of computing pro forma net income (loss), we estimate the fair value of all option or warrant grants outstanding to employees as of December 31, 2005 using the Black Scholes option pricing model prescribed by SFAS No. 123. Assumptions used and weighted average information are as follows:

	Years Ended December 31,
	2005	2004	2003
Risk-free interest rates	3.69% to 3.76%	3.01% to 3.87%	2.50% to 3.37%
Expected dividend yield	—	—	—
Expected lives	5 Years	5 Years	4.5 Years
Expected volatility	100.7% to 104.5%	112.9% to 116.1%	119.44% to 120.47%
Weighted average exercise price of options and warrants outstanding	$2.27	$2.29	$2.30
Weighted average remaining contractual life of options and warrants outstanding	4.20	5.11	5.40
Weighted average fair value per share of options granted	$1.71	$1.62	$1.95

(f) Cash and Cash Equivalents

As of December 31, 2005, cash and cash equivalents included bank deposits and money market instruments. We consider all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and record such investments at cost, which approximates market value.

(g) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following (in thousands):

	December 31,
	2005	2004
Equipment and computer software	$2,875	$2,757
Purchased software	419	357
Furniture and fixtures	380	379
Leasehold improvements	81	80

	3,755	3,573
Less—Accumulated depreciation and amortization	3,440	3,291

Property and equipment, net	$315	$282

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment and computer software	3 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $185, $170 and $196, respectively.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h) Fair Value of Financial Instruments

Our financial instruments consist of cash equivalents, short-term investments, accounts receivable, restricted cash, and accounts payable. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2005 and 2004 due to the short-term nature of these instruments.

(i) Foreign Currency Translation

We consider the functional currency of our foreign subsidiaries to be the U.S. dollar, and accordingly, their financial information is translated into U.S. dollars using exchange rates in effect at period end for monetary assets and liabilities, historical rates for non-monetary assets and liabilities and average exchange rates during each reporting period for the results of operations. Gains (losses) resulting from translation of foreign subsidiary financial statements, as well as transaction gains (losses), are charged to operations. These gains and losses have not been material.

(j) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments in one highly-rated financial institution. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At December 31, 2005, two customers each accounted for 17% and 11% of our accounts receivable, respectively. We do not have any off-balance sheet risks as of December 31, 2005. At December 31, 2004, no customer accounted for more than 10% of our accounts receivable. For the years ended December 31, 2005, 2004 and 2003, no single customer accounted for 10% or greater of our revenue.

(k) Goodwill and other intangible assets (in thousands, except per share amounts)

Goodwill consists of the following:

	December 31,
	2005	2004
Acquisition of Type Solutions, Inc.	$228	$228
Acquisition of Alaras Corporation.	499	499

Total Goodwill	$727	$727

We follow the accounting and reporting requirements for goodwill and other intangible assets as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, or more frequently if impairment indicators arise. We have determined that we do not have separate reporting units and thus goodwill is combined and valued based upon an enterprise wide valuation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” separable intangible assets that have finite lives are amortized over their useful lives.

In connection with our adoption of SFAS 142, we reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the Company’s amortized intangible assets follow:

	December 31, 2005			December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$76	$(72)	$4	$76	$(63)	$13
Technology-based	511	(390)	121	481	(320)	161

Total	$587	$(462)	$125	$557	$(383)	$174

Amortization expense for finite-lived intangible assets for the years ended December 31, 2005, 2004 and 2003 was $79, $90, and $80, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2006	$57
2007	36
2008	23
2009	7
2010	2

$125

(l) Reclassifications

Certain prior year account balances have been reclassified to be consistent with the current year’s presentation.

(m) Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS 123(R), “Share-Based Payment”, which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation” to require that companies record as expense the effect of equity based compensation, including grants of employee stock options, at their fair value over the applicable vesting period. SFAS 123(R) offers alternative methods for determining the fair value. The Company currently discloses the effect on income (loss) that stock options would have were they recorded as expense in “Stock-Based Compensation” in Note 1 in the Notes to Consolidated Financial Statements. SFAS No. 123(R) also requires more extensive disclosures concerning stock options than required under current standards. Although we have not yet determined whether the adoption of SFAS 123(R) will result in amounts that are similar to the current pro forma disclosures under SFAS 123, we are evaluating the requirements under SFAS 123(R) and expect the adoption to have a significant adverse impact on our consolidated statements of income (loss) and net income (loss) per share. SFAS No. 123(R) becomes effective in 2006 and we began implementation of SFAS 123(R) in the reporting period beginning January 1, 2006.

(n) Impairment of Long-Lived Assets

We review our long-lived assets (which include intangible assets and property and equipment) for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. We evaluate the realizability of our long-lived assets based on profitability and cash flow expectations for the related asset or subsidiary. We believe that, as of each of the balance sheet dates presented, none of our long-lived assets was impaired. (See Note 1(k))

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(o) Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. Our comprehensive income (loss) is equal to our net loss for all periods presented.

(2) Income (Loss) Per Share (in thousands)

Basic earnings or loss per share is determined by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share reflect the effect of the conversion of potentially dilutive securities, such as stock options and warrants, based on the treasury stock method. In computing diluted earnings (loss) per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted earnings (loss) per share is as follows:

	2005	2004	2003
Weighted average shares outstanding	8,663	8,524	8,374
Dilutive effect of options	851	—	—
Dilutive effect of warrants	—	—	—

Shares used to compute diluted net income (loss) per share	9,514	8,524	8,374

If we had reported a profit for years ended December 31, 2004 and 2003, the potential common shares would have increased the weighted average shares outstanding by 539 and 951, respectively. In addition, there were warrants and options outstanding to purchase 530, 744, and 565 shares for the years ended December 31, 2005, 2004, and 2003, respectively, that were not included in the potential common share computations because their exercise prices were greater than the market price of our common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(3) Investment (in thousands)

On March 13, 1998, we made a $500 or 25% equity investment, accounted for under the equity method, in DiamondSoft, Inc. (“DiamondSoft”), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. During the year ended December 31, 2001, we made additional investments totaling $410 in DiamondSoft, resulting in an increase in our ownership percentage to 31.7% at December 31, 2001. This ownership percentage remained unchanged until July 1, 2003 when in connection with the acquisition of DiamondSoft by Extensis, a division of Celartem, Inc., we sold our shares in DiamondSoft to Extensis in a cash transaction resulting in a realized and recognized gain on our investment of $399. Our investment in DiamondSoft as of June 30, 2003 was $940 and we received $1,339 in cash from this transaction on July 1, 2003. In addition, the purchase agreement called for $300 of the purchase price to be placed in escrow to provide security for escrow and indemnification obligations as set forth in the purchase agreement. We deferred recognition of our $91 share of this escrow balance until June 30, 2004 when the amount to be received became fixed and determinable. The gain related to our investment in DiamondSoft for the for the years ended December 31, 2005, 2004, and 2003 related to our investment in DiamondSoft totaled approximately $0, $91, and $591 respectively, and are included in the accompanying consolidated statements of operations.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Income Taxes (in thousands, except percent amounts)

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the liability method in accordance with SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and the tax bases of assets and liabilities, as measured by enacted tax rates in effect when these differences are expected to reverse.

A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying consolidated statements of operations as a percentage of pre-tax income is as follows:

	Years Ended December 31,
	2005	2004	2003
Computed expected federal tax provision (benefit)	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	5.9	6.0	6.0
Foreign taxes, including withholding taxes	3.1	(7.3)	(6.8)
Domestic net operating loss carryforwards and change in valuation allowance	(40.6)	(40.0)	(40.0)
Other	2.7	—	—

Provision for income taxes per accompanying consolidated statement of operations	5.1%	(7.3)%	(6.8)%

Our tax provision for the year ended December 31, 2005 is primarily a result of foreign taxes and federal alternative minimum taxes, while our tax provision for the years ended December 31, 2004 and 2003 was primarily a result of foreign taxes. The following is a summary of the components of the provision for income taxes:

	Years Ended December 31,
	2005	2004	2003
Current:
Federal	$22	$—	$—
State	—	—	—
Foreign	34	42	77

Total	$56	$42	$77

The significant items composing the deferred tax asset are as follows:

	Years Ended December 31,
	2005	2004
Net operating loss carryforwards	$7,046	$7,467
Tax credit carryforwards	1,883	1,688
Other temporary differences	217	230

Gross deferred tax asset	9,146	9,385
Valuation allowance	(9,146)	(9,385)

Net deferred tax asset	$—	$—

As of December 31, 2005, we have recorded a deferred tax asset of approximately $752 related to the benefit of deductions from stock options. When and if we realize this asset, this benefit will be recorded as a credit to additional paid-in capital.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of foreign and domestic pretax income (loss):

	Years Ended December 31,
	2005	2004	2003
Foreign	$—	$83	$(57)
Domestic	1,090	(656)	(1,071)

Total pretax income (loss)	$1,090	$(573)	$(1,128)

At December 31, 2005, we have available federal and state net operating loss (“NOLs”) carryforwards for income tax purposes and federal and state tax credit carryforwards to reduce future federal and state income taxes, if any. Utilization of these NOLs is subject to certain annual limitations in accordance with certain tax laws and regulations. These net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service. As of December 31, 2005, we have federal and state tax NOL carryforwards of $ 18,288 and $13,260, respectively. These NOL carryforwards begin to expire in 2007 and 2019, respectively. As of December 31, 2005, we have federal and state research and development tax credit carryforwards of $883 and $298, respectively. These research and development tax credit carryforwards begin to expire in 2009 and 2016, respectively. As of December 31, 2005, we have foreign tax credit carryforwards of $702. These foreign tax credit carryforwards begin to expire in 2009.

We have determined that it is more likely than not that the deferred tax assets will not be realized, therefore, a valuation allowance has reduced the deferred tax assets to zero.

(5) Accrued Expenses, (in thousands)

Accrued expenses consist of the following:

	December 31,
	2005	2004
Payroll and other compensation	$852	$678
Accrued professional and consulting services	207	158
Accrued royalties	83	324
Other	49	39

Total	$1,191	$1,199

(6) Commitments and Contingencies, (in thousands):

Lease commitments

We conduct our operations in leased facilities. In August 2003, we entered into a six-year lease agreement and moved its corporate offices. The new lease agreement commenced on September 1, 2003 and obligated us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. This lease agreement also required us to obtain a Letter of Credit in the amount of $250, which resulted in $250 in cash being classified as restricted on our Balance Sheet. The amount was reduced to $200 on the second anniversary and will be reduced further to $150 on the fourth anniversary of the lease. Rent expense charged to operations for the years ended December 31, 2005, 2004 and 2003 was approximately $512, $457, and $657, respectively.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The future minimum annual lease payments, as of December 31, 2005, under our leased facilities are as follows:

	Total	2006	2007	2008	2009
Operating Leases	$1,737	$464	$470	$482	$321

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of software license revenue on our consolidated Statement of Operations, was approximately $3,780, $2,786, and $2,150 for the years ended December 31, 2005, 2004, and 2003, respectively.

Guarantees

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

Legal Actions

On June 24, 2003, Monotype Imaging, Inc. (formerly Agfa Monotype Corporation) and International Typeface Corporation filed a complaint in the U.S. District Court for the Northern District of Illinois Eastern Division claiming that we, through our TrueDoc software, infringe trademarks and copyrights and violate the Digital Millennium Copyright Act. A judge of the U.S. District Court for the Northern District of Illinois Eastern Division ruled in our favor on all counts. In her opinion issued on July 12, 2005, the Judge found that we were not liable under any claims of contributory infringement, contributory trademark infringement, or infringement under the Digital Millennium Copyright Act. Previously, on April 21, 2005, the court held that we were not liable under claims for direct copyright or trademark infringement or for vicariously infringing Monotype Imaging, Inc.’s and International Typeface Corporation’s copyrights. We have been notified that Monotype Imaging, Inc. has filed a Notice of Appeal with the court. While we cannot predict with certainty the outcome of the appeal, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.

From time to time, in addition to the infringement case identified above, we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of December 31, 2005 and 2004, no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies or the costs involved in seeking the resolution of these contingencies.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Stockholders’ Equity, (number of shares in thousands)

(a) General

We have the following authorized capital: 30,500 shares of Common Stock, $0.01 par value, (30,000 of which are shares of Class A Common Stock and 500 of which are shares of Class B Common Stock), and 6,000 shares of preferred stock, $0.01 par value. Class A Common stockholders have voting rights. Class A Common stockholders have the option, at any time, to convert any or all shares of Class A Common Stock held into an equal number of shares of Class B Common Stock. The Class B Common Stock has rights similar to Class A Common Stock, except Class B Common Shares are nonvoting. The Class B Common stockholders have the option to convert any or all shares of Class B Common Stock held into an equal number of shares of Class A Common Stock, to the extent such stockholder and its affiliates shall be permitted to own, control or have the power to vote such Class A Common Stock under any law, rule or regulation at the time applicable to such stockholder or its affiliates. All outstanding shares of Common Stock as of December 31, 2005 and 2004 represent Class A Common Stock.

(b) Stock Option Plans

On December 7, 1992, we adopted the 1993 Nonqualified Stock Option Plan (the “1993 Plan”), under which we are authorized to grant options to purchase shares of Class A Common Stock. Options outstanding under the 1993 Plan as of December 31, 2001 are exercisable immediately, expire no later than 10 years from the date of grant and were granted at no less than the fair market value on the date of grant, as determined by the Board of Directors. In 2005, 2004 and 2003, we had not granted, and do not intend to grant, any additional options under the 1993 Plan.

On November 21, 1994, the Board of Directors approved the 1994 Stock Plan (the “1994 Plan”) under which we are authorized to grant incentive stock options and nonqualified stock options (including warrants) to purchase up to 1,833 shares of Class A Common Stock. Incentive stock options granted under the 1994 Plan must be granted at no less than fair market value of the shares at the date of grant, expire no later than 10 years from the date of grant and vest over periods of up to three years. As of December 31, 2005, there were no shares available for issuance pursuant to the 1994 Plan.

On May 1, 1996, the Board of Directors adopted the 1996 Stock Plan (the “1996 Plan”) under which we are authorized to grant incentive stock options and nonqualified stock options to purchase shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 1996 Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. A total of 775 shares of Class A Common Stock have been reserved for issuance under the 1996 Plan. As of December 31, 2005, there were no shares available for issuance pursuant to the 1996 Plan.

On March 10, 1997, the Board of Directors adopted the 1997 Stock Plan (the “1997 Plan”) under which we are authorized to grant warrants, incentive stock options and nonqualified stock options to purchase shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 1997 Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

change in control of the Company. A total of 1,391 shares of Class A Common Stock have been reserved for issuance under the 1997 Plan. As of December 31, 2005, there were no shares available for issuance pursuant to the 1997 Plan.

On February 11, 2000, the Board of Directors adopted the 2000 Stock Plan (the “2000 Plan”) under which we are authorized to grant warrants, incentive stock options and nonqualified stock options to purchase up to 1,000 shares of Class A Common Stock. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 2000 Plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. As of December 31, 2005, we have available for issuance, 161 shares of Class A Common Stock pursuant to the 2000 Plan.

On February 11, 2000, the Board of Directors also adopted the Pageflex, Inc. and MyFonts.com, Inc. 2000 Stock Plans. Under these Plans, we are authorized to grant warrants, incentive stock options and nonqualified stock options to purchase up to 3,000 shares of Common Stock in each of these two subsidiaries. Options granted under this plan are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 2000 Stock Plans provide that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the subsidiary or a change in control of the subsidiary. As of December 31, 2005, we have available for issuance 1,780 and 1,357 shares of Pageflex, Inc. and MyFonts.com, Inc. Common Stock, respectively, pursuant to the 2000 Stock Plans. In 2005, 2004 and 2003, we have not granted, and do not intend to grant, any additional options under these two Plans.

Stock option activity under all Bitstream, Inc. stock plans for the years ended December 31, 2005, 2004 and 2003 is as follows:

	Number of Options	Weighted Average Exercise Price
Outstanding, December 31, 2002	2,681	$2.22
Exercised	(98)	1.46
Canceled	(97)	2.62
Granted	196	2.56

Outstanding, December 31, 2003	2,682	$2.26
Exercised	(152)	0.95
Canceled	(156)	3.75
Granted	355	2.17

Outstanding, December 31, 2004	2,729	$2.23
Exercised	(45)	2.30
Canceled	(34)	4.41
Granted	54	2.45

Outstanding, December 31, 2005	2,704	$2.21

Exercisable, December 31, 2005	2,387	$2.22

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Weighted Average Remaining Contractual Life in Years	Options Outstanding		Options Exercisable
Range of Exercise Prices		Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.34 - $1.38	2.71	50	$1.37	50	$1.37
1.50 - 2.03	3.66	1,974	1.79	1,798	1.81
2.30 - 3.13	6.88	330	2.68	189	2.63
3.96 - 4.94	5.48	347	4.18	347	4.18
8.81 - 8.81	4.12	3	8.81	3	8.81

$1.34 - $8.81	4.27	2,704	$2.21	2,387	$2.22

We did not grant stock options for stock in our subsidiaries, Pageflex, Inc. or MyFonts.com, Inc., during any of the three years ended December 31, 2005. Stock options outstanding at December 31, 2005 for the Pageflex, Inc. and MyFonts.com, Inc. Common Stock, were 1,177 and 1,631, respectively. Stock options exercisable at December 31, 2005 for the Pageflex, Inc. and MyFonts.com, Inc. Common Stock, were 1,177 and 1,631, respectively.

(c)	Warrants

Warrant activity for the three years ended December 31, 2005 is as follows:

	Number of Shares Purchasable	Weighted Average Exercise Price
Outstanding, December 31, 2002	143	$8.67
Canceled	(40)	22.50

Outstanding, December 31, 2003	103	$3.31
Exercised	(40)	0.90

Outstanding, December 31, 2004	63	$3.31

Canceled	(3)	3.00

Outstanding, December 31, 2005	60	$4.94

Exercisable, December 31, 2005	60	$4.94

Range of Exercise Prices	Weighted Average Remaining Contractual Life, in Years	Warrants Outstanding and Exercisable	Weighted Average Exercise Price
$4.94 - $4.94	1.19	60	$4.94

$4.94 - $4.94	1.19	60	$4.94

(8) Employee Benefit Plan ( in thousands):

Bitstream has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, we may, but are not obligated to, match a portion of the employee’s contribution up to a defined maximum. We contributed $63, $58, and $58, for the years ended December 31, 2005, 2004, and 2003, respectively.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Geographical Reporting (in thousands):

We attribute revenues to different geographical areas on the basis of the location of the customer. All of our product sales for the years ended December 31, 2005, 2004 and 2003 were shipped from our headquarters located in the United States or our office located in Cheltenham, UK until its closure in March 2003. Revenues by geographic area are as follows:

	Years Ended December 31,
	2005	2004	2003
*Revenue:
United States	$12,598	$9,373	$7,696
Canada	738	119	154
Japan	323	529	702
United Kingdom (UK)	754	549	422
Other (Countries less than 5% individually, by Region)
Europe, excluding UK	846	899	614
Asia, excluding Japan	270	103	92
Other	124	60	46

Total revenue	$15,653	$11,632	$9,726

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

All of our long-lived tangible assets are located in the United States of America. The UK sales office was closed on March 31, 2003 and all long-lived assets of that office were liquidated.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) Quarterly Financial Data, (Unaudited)

The following tables (presented in thousands, except per share amounts) set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2005.

	Year Ended December 31, 2005
	First	Second	Third	Fourth	Annual
Revenue	$3,396	$3,808	$3,831	$4,618	$15,653
Gross profit	$2,075	$2,442	$2,508	$3,084	$10,109
(Loss) income from operations	$(85)	$(6)	$330	$799	$1,038
Net (loss) income	$(72)	$6	$312	$788	$1,034
Basic net (loss) income per share	$(0.01)	$0.00	$0.04	$0.09	$0.12
Diluted net (loss) income per share	$(0.01)	$0.00	$0.03	$0.08	$0.11

	Year Ended December 31, 2004
	First	Second	Third	Fourth	Annual
Revenue	$2,730	$2,807	$2,772	$3,323	$11,632
Gross profit	$1,869	$1,816	$1,742	$2,180	$7,607
(Loss) income from operations	$(350)	$(253)	$(154)	$22	$(735)
Net (loss) income	$(345)	$(160)	$(150)	$40	$(615)
Basic net (loss) income per share	$(0.04)	$(0.02)	$(0.02)	$0.00	$(0.07)
Diluted net (loss) income per share	$(0.04)	$(0.02)	$(0.02)	$0.00	$(0.07)

(11) Valuation and qualifying accounts (in thousands)

Accounts receivable reserves:	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Balance at End of Year
December 31, 2005	$26	$72	$—	$(60)	$38
December 31, 2004	$26	$—	$—	$—	$26
December 31, 2003	$15	$15	$—	$(4)	$26