Form 10-Q
period 2006-03-31
BITSTREAM INC
filed 2006-05-15
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

(Address of principal executive offices and zip code)

(617) 497-6222

(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Act).    Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

On May 10, 2006, there were 9,071,279 shares of Class A Common Stock, par value $0.01 per share issued, including 125,809 shares issued and designated as treasury shares, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$6,393	$5,464
Accounts receivable, net of allowance of $65 and $38 at March 31, 2006 and December 31, 2005, respectively	1,601	1,663
Short-term investments, prepaid expenses and other current assets	420	341

Total current assets	8,414	7,468

Property and equipment, net	321	315

Other long-term assets:
Restricted cash	200	200
Goodwill	727	727
Intangible assets, net	108	125

Total other assets	1,035	1,052

Total assets	$9,770	$8,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$820	$664
Accrued expenses	778	1,191
Deferred revenue	1,279	1,085

Total current liabilities	2,877	2,940

Deferred rent	193	194

Total liabilities	3,070	3,134

Commitments and contingencies (Note 4)
Stockholders’ equity :
Preferred stock, $0.01 par value, Authorized – 6,000 shares, Issued and outstanding- 0 at March 31, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value Authorized - 30,500 shares Issued 9,060 and 8,810 and outstanding 8,934 and 8,684 at March 31, 2006 and December 31, 2005, respectively	90	88
Additional paid-in capital	33,491	32,892
Accumulated deficit	(26,521)	(26,919)
Treasury stock, at cost; 126 shares as of March 31, 2006 and December 31, 2005	(360)	(360)

Total stockholders’ equity	6,700	5,701

Total liabilities and stockholders’ equity	$9,770	$8,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenue:
Software licenses	$3,715	$2,809
Services	840	587

Total revenue	4,555	3,396

Cost of revenue:
Software licenses	1,385	1,005
Services	376	316

Cost of revenue	1,761	1,321

Gross profit	2,794	2,075

Operating expenses:
Marketing and selling	756	669
Research and development	1,089	1,006
General and administrative	560	485

Total operating expenses	2,405	2,160

Operating income (loss)	389	(85)

Interest and other income, net	20	14

Income (loss) before provision for income taxes	409	(71)

Provision for income taxes	11	1

Net income (loss)	$398	$(72)

Basic net income (loss) per share	$0.05	$(0.01)

Diluted net income (loss) per share	$0.04	$(0.01)

Basic weighted average shares outstanding	8,745	8,640

Diluted weighted average shares outstanding	10,373	8,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) (Unaudited)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$398	$(72)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	51	45
Amortization	17	19
Share based compensation.	62	—
Changes in operating assets and liabilities:
Accounts receivable	62	(300)
Prepaid expenses and other assets	(79)	23
Accounts payable	156	689
Accrued expenses	(413)	(564)
Deferred revenue	194	(39)
Deferred rent	(1)	(2)

Net cash provided by (used in) operating activities	447	(201)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(57)	(101)
Additions to intangible assets	—	(8)

Net cash (used in) provided by investing activities	(57)	(109)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options/warrants	539	—

Net cash provided by financing activities	539	—

Net Increase (Decrease) in Cash and Cash Equivalents	929	(310)
Cash and Cash Equivalents, beginning of period	5,464	4,405

Cash and Cash Equivalents, end of period	$6,393	$4,095

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

Bitstream Inc., together with its subsidiaries (collectively, “Bitstream” or the “Company”), enables customers worldwide to render high-quality text, browse the web on wireless devices, select from the largest collection of fonts online, and customize documents over the Internet. Our core competencies include fonts, font technology, browsing technology, and publishing technology. Visit Bitstream on the Web at http://www.bitstream.com.

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We have also experienced net losses in prior years and as of March 31, 2006 have an accumulated deficit of $27 million.

The accompanying condensed consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes. The preparation of the accompanying condensed consolidated financial statements requires the use of certain estimates by us in determining our assets, liabilities, revenues and expenses. Actual results may differ from these estimates.

(a) Basis of Presentation

Our condensed consolidated financial statements presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 2005 has been derived from our audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-K, which was filed with the SEC on March 30, 2006. The condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of operations and of cash flows for the three months ended March 31, 2006 and 2005, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company for these interim periods.

The results of operations for the three months ended March 31, 2006 may not necessarily be indicative of the results to be expected for the year ending December 31, 2006.

(b) Revenue Recognition (in thousands)

We derive revenue from the license of our software products, and from consulting, and support and maintenance services. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We receive and recognize licensing fees and royalty revenue from: (1) Original Equipment Manufacturer (“OEM”) and Independent Software Vendor (“ISV”) customers for fonts and font rendering and page composition technologies; (2) direct and indirect licenses of software publishing applications for the creation, enhancement, management, transport, viewing and printing of electronic information; (3) direct sales of custom design, training and consulting services to end users such as graphic artists, desktop publishers, corporations and resellers; and (4) sales of fonts and publishing applications to foreign customers primarily through distributors.

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

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and when collection is probable. Revenue related to extended payment programs is recognized when payment becomes due to the Company. End user sales include e-commerce revenue generated from our websites from the licensing of Bitstream fonts, subscription licenses for the ThunderHawk browser, licensing of fonts developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and for the three months ended March 31, 2006 and 2005 was $5 and $4, respectively. There are minimal costs associated with the referral program, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. We expense those costs as incurred.

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

(c) Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants, to grants that were outstanding as of the effective date, and to grants that are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had a material impact on our consolidated financial position, results of operations and cash flows. See Note 3 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

(d) Income Taxes

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

Our tax provision for the three months ended March 31, 2006 and 2005 included foreign withholding taxes of $2 and $1, respectively. The tax provision for the three months ended March 31, 2006 also included $9 in U.S. Federal alternative minimum tax. Foreign taxes vary with OEM license royalties from customers in countries who are party to tax conventions with the United States including Korea and Poland.

(e) Cash and Cash Equivalents

As of March 31, 2006, cash and cash equivalents included bank deposits and money market instruments. We consider all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and record such investments at cost, which approximates market value.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(f) Property and Equipment (in thousands)

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following:

	March 31, 2006	December 31, 2005
Equipment and computer software	$2,886	$2,875
Purchased software	426	419
Furniture and fixtures	380	380
Leasehold improvements	104	81

	3,796	3,755
Less — Accumulated depreciation and amortization	3,475	3,440

Property and equipment, net	$321	$315

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment and computer software	3 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

Depreciation expense for the three months ended March 31, 2006 and 2005 was $51 and $45, respectively.

(g) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments in one highly-rated financial institution, the balance of which may exceed federally insured deposit limits. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At March 31, 2006, one customer accounted for 16% of our accounts receivable. We do not have any off-balance sheet risks as of March 31, 2006. At December 31, 2005, two customers each accounted for 17% and 11% of our accounts receivable, respectively. No single customer accounted for 10% or greater of our revenue for the three months ended March 31, 2006 or March 31, 2005, respectively.

(h) Goodwill and other intangible assets (in thousands)

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In connection with our adoption of SFAS 142, we reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate.

The components of the Company’s amortized intangible assets follow:

	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$76	$(74)	$2	$76	$(72)	$4
Technology-based	511	(405)	106	511	(390)	121

Total	$587	$(479)	$108	$587	$(462)	$125

Amortization expense for finite-lived intangible assets for the three months ended March 31, 2006 and 2005 was $17, and $19, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2006, remainder	$39
2007	36
2008	23
2009	8
2010	2

$108

(i) Comprehensive Income (Loss)

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted earnings (loss) per share is as follows:

	Three Months Ended March 31,
	2006	2005
Weighted average shares outstanding	8,745	8,640
Dilutive effect of options	1,618	—
Dilutive effect of warrants	10	—

Shares used to compute diluted net income (loss) per share	10,373	8,640

If we had reported a profit for the three months ended March 31, 2005 the potential common shares would have increased the weighted average shares outstanding by 650. In addition, there were warrants and options outstanding to purchase 3 shares as of March 31, 2006 and 572 shares as of March 31, 2005 that were not included in the potential common share computations because their exercise prices were greater than the average market price of our common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

3. Stock-based Compensation Plans and Stock-based Compensation Expense (in thousands, except per share amounts )

(a) Stock-based Compensation Expense

Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants, to grants that were outstanding as of the effective date, and to grants that are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS 123 pro forma disclosures.

Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” We have elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the periods prior to the first quarter of fiscal 2006 presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We currently estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. No stock-based awards were granted during the three months ended March 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

As a result of the adoption of SFAS No. 123R, our results for the quarter ended March 31, 2006 includes $62 of stock-based compensation within the applicable expense classification where we report the option holders’ compensation cost. The following table presents stock-based compensation expense included in our condensed consolidated statement of operations:

Three Months Ended March 31, 2006
Cost of revenue- software licenses	$—
Cost of revenue- services	4
Marketing and selling	18
Research and development	6
General and administrative	34

Share-based compensation expense before tax	62
Income tax benefit	—
Net compensation expense	$62

The stock-based compensation expense included in our condensed consolidated statement of operations for the three months ended March 31, 2006 did not have an affect on either our basic or fully-diluted earnings per share for the period.

Prior to fiscal 2006, no material compensation cost related to share-based awards to employees was recognized in our consolidated statement of operations.

No compensation cost has been recognized for employee share-based awards for the three months ended March 31, 2005. Had compensation cost been determined based on the fair value at the grant dates, our net loss would have been the pro forma amounts indicated in the table below.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Three Months Ended March 31, 2005
Net loss:
As reported	$(72)
Deduct: Total stock-based compensation expense determined under fair value based method for all grants, net of related tax effects	103

Pro forma	$(175)

Basic and diluted net loss per share:
As reported	$(0.01)
Pro forma	$(0.02)

For purposes of computing pro forma net loss, we estimate the fair value of all option or warrant grants outstanding to employees as of March 31, 2005 using the Black Scholes option pricing model prescribed by SFAS No. 123. Assumptions used and weighted average information are as follows:

Three Months Ended March 31, 2005
Risk-free interest rates	3.69% to 3.76%
Expected dividend yield	—
Expected term	5 Years
Expected volatility	104.5%

(b) Stock-based Compensation Plans:

All existing stock-based compensation plans adopted by our Board of Directors as of March 31, 2006 authorized grants of warrants, incentive stock options and nonqualified stock options. The aggregate intrinsic value of outstanding options and warrants as of March 31, 2006 was $5,174 of which $4,837 related to exercisable options and warrants. The intrinsic value of options exercised in the three months ended March 31, 2006 was $508, and the intrinsic value of options that vested during the period was $79. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option. The total non-cash compensation cost not yet recognized as of March 31, 2006 related to non-vested awards was $249, which will be recognized over a weighted-average period of 1.27 years. During the three-month period ended March 31, 2006, there were 2 shares forfeited with a weighted average grant date fair value of $7. The weighted average remaining contractual life for options and warrants exercisable at March 31, 2006 was 3.99 years.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our Board of Directors has adopted several stock plans under which we are authorized to grant warrants, incentive stock options and nonqualified stock options to purchase shares of Bitstream Inc. Class A Common Stock. Options granted under these plans are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. Non-qualified options and warrants are generally granted at fair market value. All options and warrants granted under these plans through March 31, 2006 vest annually over a three-year period assuming continued service. In addition, the plans provide that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. As of March 31, 2006, we have available for issuance, 163 shares of Class A Common Stock pursuant to the various stock plans.

On February 11, 2000, the Board of Directors adopted the Pageflex, Inc. and MyFonts.com, Inc. 2000 Stock Plans. Under these 2000 Stock Plans, we are authorized to grant warrants, incentive stock options and nonqualified stock options to purchase up to 3,000 shares of Common Stock in each of these two subsidiaries. Options granted under these 2000 Stock Plans are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 2000 Stock Plans provide that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the subsidiary or a change in control of the subsidiary. All options granted under these 2000 Stock Plans through March 31, 2006 have vested annually over a three-year period. As of March 31, 2006, we have available for issuance 1,780 and 1,357 shares of Pageflex, Inc. and MyFonts.com, Inc. Common Stock, respectively, pursuant to the 2000 Stock Plans. We have not granted options to purchases shares in our subsidiaries since 2001 and we do not intend to grant, any additional options under these two Stock Plans.

Stock Options:

Stock option activity under all Bitstream, Inc. stock option plans for the three months ended March 31, 2006 and the year ended December 31, 2005 is as follows:

		Weighted Average
	Number of Options	Exercise Price	Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding, December 31, 2004	2,729	$2.23	5.184	$5,548
Exercised	(45)	2.30		(95)
Canceled	(29)	4.74		(130)
Forfeited	(5)	2.45		(9)
Granted	54	2.45		92

Outstanding, December 31, 2005	2,704	2.21	4.270	5,406
Exercised	(249)	2.16		(508)
Canceled	—	—		—
Forfeited	(2)	2.30		(7)
Granted	—	—		—

Outstanding, March 31, 2006	2,453	2.21	4.066	4,891

Exercisable, March 31, 2006	2,228	$2.23	3.629	$4,554

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Weighted Average Remaining Contractual Life in Years	Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 1.34-$ 1.38	2.47	50	$1.37	50	$1.37
1.50 -2.03	3.48	1,803	1.80	1,666	1.81
2.34 -3.13	6.84	276	2.70	188	2.70
3.96 -4.94	5.20	321	4.20	321	4.20
8.81 -8.81	3.87	3	8.81	3	8.81

$ 1.34 -$ 8.81	4.07	2,453	$2.21	2,228	$2.23

Stock options outstanding and exercisable at March 31, 2006 for the Pageflex, Inc. and MyFonts.com, Inc. Common Stock, were 1,177 and 1,631, respectively.

Warrants

There was no activity for the three months ended March 31, 2006 involving Warrants for the purchase of Bitstream Inc. Class A Common Stock . All warrants previously granted under these plans have vested annually over a three-year period.

		Weighted Average
	Number of Options	Exercise Price	Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding, December 31, 2004	63	$4.84	2.19	$292
Exercised	—	—		—
Canceled	(3)	3.00		(9)
Forfeited	—	—		—
Granted	—	—		—

Outstanding, December 31, 2005	60	4.94	1.19	283
Exercised	—	—		—
Canceled	—	—		—
Forfeited	—	—		—
Granted	—	—		—

Outstanding, March 31, 2006	60	4.94	0.94	283

Exercisable, March 31, 2006	60	$4.94		$283

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Range of Exercise Prices	Weighted Average Remaining Contractual Life, in Years	Warrants Outstanding and Exercisable	Weighted Average Exercise Price
$ 4.94 - $ 4.94	1.19	60	$4.94

$ 4.94 - $ 4.94	1.19	60	$4.94

(3) Accrued Expenses, (in thousands)

Accrued expenses consist of the following:

	March 31, 2006	December 31, 2005
Payroll and other compensation	$412	$852
Accrued professional and consulting services	183	207
Accrued royalties	132	83
Other	51	49

Total	$778	$1,191

(4) Commitments and Contingencies, (in thousands):

Lease commitments

We conduct our operations in leased facilities. In August 2003, we entered into a six-year lease agreement and moved our corporate offices. The new lease agreement commenced on September 1, 2003 and obligated us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. This lease agreement also required us to obtain a Letter of Credit in the amount of $250, which resulted in $250 in cash being classified as restricted on our Balance Sheet. The amount was reduced to $200 on the second anniversary of the lease and will be reduced further to $150 on the fourth anniversary of the lease.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense is recorded under our cost of software license revenue on our consolidated Statement of Operations.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

Legal Actions

On June 24, 2003, Monotype Imaging, Inc. (formerly Agfa Monotype Corporation) and International Typeface Corporation filed a complaint in the U.S. District Court for the Northern District of Illinois Eastern Division claiming that we, through our TrueDoc software, infringed trademarks and copyrights and violated the Digital Millennium Copyright Act. A judge of the U.S. District Court for the Northern District of Illinois Eastern Division ruled in our favor on all counts. In her opinion issued on July 12, 2005, the Judge found that we were not liable under any claims of contributory infringement, contributory trademark infringement, or infringement under the Digital Millennium Copyright Act. Previously, on April 21, 2005, the court held that we were not liable under claims for direct copyright or trademark infringement or for vicariously infringing Monotype Imaging, Inc.’s and International Typeface Corporation’s copyrights. We have been notified that Monotype Imaging, Inc. has filed a Notice of Appeal with the court. While we cannot predict with certainty the outcome of the appeal, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.

From time to time, in addition to the infringement case identified above, we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of March 31, 2006 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies or the costs involved in seeking the resolution of these contingencies.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5) Geographical Reporting ( in thousands):

We attribute revenues to different geographical areas on the basis of the location of the customer. All of our product sales for the three months ended March 31, 2006 and 2005 were shipped from our headquarters located in the United States. Revenues by geographic area are as follows:

	Three Months Ended March 31,
	2006	2005
*Revenue:
United States	$3,966	$2,774
United Kingdom (UK)	143	262

Other (Countries less than 5% individually, by Region)
Europe, excluding UK	273	243
Asia	119	40
Other, including Canada	54	77

Total revenue	$4,555	$3,396

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

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

CRITICAL ACCOUNTING POLICIES

We incorporate by reference the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 30, 2006. No changes have been made to these policies since December 31, 2005.

FORWARD LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of our products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in our filings with the Securities and Exchange Commission (“SEC”), including those risks and uncertainties discussed under the Forward Looking Statements section in our Annual Report filed with the SEC on Form 10-K on March 30, 2006. The forward-looking statements contained herein represent our judgment as of the date of this report, and we caution readers not to place undue reliance on such statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS (in thousands, except percentages)

Gross Profit:

	Three Months Ended March 31,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$3,715	81.6%	$2,809	82.7%	$906	32.3%
Services	840	18.4	587	17.3	253	43.1

Total revenue	4,555	100.0	3,396	100.0	1,159	34.1

Cost of Revenue
Software licenses	1,385	37.3	1,005	35.8	380	37.8
Services	376	44.8	316	53.8	60	19.0

Total cost of revenue	1,761	38.7	1,321	38.9	440	33.3

Gross Profit	$2,794	61.3%	$2,075	61.1%	$719	34.7%

The increase in revenue from software licenses for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was attributable to increases in revenue for all of our product lines. License revenue from direct sales, which include e-commerce sales, increased $570, or 28.7% to $2,558 for the three months ended March 31, 2006 as compared to $1,988 for the three months ended March 31, 2005. License revenue from resellers increased $67, or 23.5%, to $352 for the three months ended March 31, 2006 as compared to $285 for the three months ended March 31, 2005. License revenue from OEMs and ISVs increased $269, or 50.2%, to $805 for the three months ended March 31, 2006 as compared to $536 for the three months ended March 31, 2005. The increases in direct and reseller revenue were due primarily to increases in the volume and variety of fonts and publishing products licensed during the first quarter of 2006. The increase in OEM and ISV revenue was due to an increase in new licenses, as well as license renewals and royalties received under existing license agreements due to increases in reported unit shipments by certain OEM customers. We believe that new customer acquisition, current customers adding licenses for existing and new products and additional unit shipments reported by OEM customers will result in increased revenue for the remainder of 2006 as compared to 2005.

The increase in revenue from services was primarily due to increases in maintenance contracts and consulting services associated with our publishing product line. Service revenue from direct sales increased $222, or 70.3%, to $538 for the three months ended March 31, 2006 as compared to $316 for the three months ended March 31, 2005. Service revenue from resellers increased $53, or 75.7%, to $123 for the three months ended March 31, 2006 as compared to $70 for the three months ended March 31, 2005. These increases were primarily driven by increases in our customer base and customer demand for consulting and design services. These increases were partially offset by a decrease in service revenue from OEMs and ISVs, which decreased $22, or 10.9%, to $179 for the three months ended March 31, 2006 as compared to $201 for the three months ended March 31, 2005. We believe that our overall services revenue during 2006 will continue to exceed the level attained during 2005.

We recognize license revenue from direct sales and licensing our products and products from third parties including e-commerce sales made via our websites, from licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three months ended March 31, 2006 and 2005 was $5 and $4, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The increase in cost of license revenue for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was due to increased royalty, shipping, and credit card processing expenses due to increased sales across all of our product lines including an increase of $307 in connection with increased e-commerce sales. We expect the cost of licenses revenue as a percentage of revenue for 2006 will approximate that of 2005, though the quarterly results may vary based upon the mix of products sold during the particular quarter.

The increase in costs of services revenue for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was due to an increase in customer consulting resources and support personnel for the publishing product line which increased $100 and was partially offset by a $46 decrease in cost of services related to custom design services for the font and font technology product line. Total cost of services decreased as a percentage of services revenue for the three months ended March 31, 2006 as compared to the same period in 2005 as we have experienced increased services revenue from the infrastructure that we began to build prior to the first quarter of 2005. We expect the cost of services will increase as a percentage of sales during 2006 as we continue to invest in our infrastructure so as to be able to efficiently provide these services.

Cost of revenue includes royalties and fees paid to third parties for the development of, or license of rights to, technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

Operating Expenses:

	Three Months Ended March 31,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$756	16.6%	$669	19.7%	$87	13.0%
Research and development	1,089	23.9	1,006	29.6	83	8.3
General and administrative	560	12.3	485	14.3	75	15.5

Total operating expenses	$2,405	52.8%	$2,160	63.6%	$245	11.3%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The increase in M&S expense was primarily the result of a $47 increase in salaries due to an increase in headcount and commissions due to the increase in commissionable sales for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, and a $26 increase in advertising and marketing activities including tradeshow participation for the first quarter of 2006. In addition, salary expense increased during the first quarter of 2006 due to non-cash stock-based compensation expense of $18 related to our adoption of SFAS 123(R) as of January 1, 2006. We expect that M&S expense will continue to increase during 2006 as we continue to increase sales personnel and marketing activities.

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expense for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 was primarily the result of increases in headcount and salaries of approximately $85, including $6 in non-cash stock-based compensation expense, during the three months ended March 31, 2006. We expect our development efforts to continue at a similar level during the remainder of 2006 and expect our R&D expense to increase in absolute dollars but not as a percentage of revenue.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The increase in G&A for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 included an increase in professional fees primarily for audit and accounting services, directors fees and corporate insurance costs totaling $30, and a $76 increase in personnel related salary and benefit costs due to an increase in headcount and salary increases, including $34 in non-cash stock-based compensation expense due to our adoption of SFAS 123(R) affective January 1, 2006. These increases were partially offset by a decrease in bad debt expense of $33, due to the non-recurrence of a $60 write-off associated with a customer bankruptcy during the three months ended March 31, 2005. We expect salaries, benefits, headcount, and related costs will increase at similar rates during the remainder of 2006 and that our legal costs will decrease and partially offset such anticipated increases.

Other income and (expense), net;

	Three Months Ended March 31,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Interest and other income, net	$20	0.4%	$14	0.4%	$6	42.9%

Total Other Income	$20	0.4%	$14	0.4%	$6	42.9%

Other income includes interest income earned on cash and money market instruments net of interest expense.

Provision for income taxes:

	Three Months Ended March 31,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Income tax provision	$11	0.2%	$1	0.0%	$10	1000.0%

Our tax provision for the three months ended March 31, 2006 and 2005 included foreign withholding taxes of $2 and $1, respectively. The tax provision for the three months ended March 31, 2006 also included $9 in U.S. Federal alternative minimum tax. Foreign taxes vary with OEM license royalties from customers in countries who are party to tax conventions with the United States including Korea and Poland.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of March 31, 2006, we had net working capital of $5,537 versus $4,528 at December 31, 2005, an increase of $1,009 or 22.3%.

Our operations generated $447 in cash during the three months ended March 31, 2006 primarily due to our $398 net income before adjustment for non-cash expenses. We used cash of $201 to fund our operations during the three months ended March 31, 2005 primarily due to a decrease in collections from trade receivables which increased our trade receivable balance by $300 for the three month period. Our investing activities used cash of $57 and $109 for the three months ended March 31, 2006 and 2005, respectively, on additions to property and equipment and intangible assets. Our financing activities provided cash of $539 for the three months ended March 31, 2006 from the exercise of stock options.

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

As of March 31, 2006, we had no material commitments for capital expenditures. From time to time, we evaluate potential acquisitions of products, businesses and technologies that may complement or expand our business. Any such transactions consummated may use a portion of our working capital or require the issuance of equity or debt.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of March 31, 2006, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments are short-term money market accounts and bank deposits that are carried on our books at fair market value. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiary when it is active are almost exclusively conducted in their respective local currencies. Our international subsidiary is currently inactive and the impact of currency exchange rate movements on inter-company transactions was immaterial for the three months ended March 31, 2006. International subsidiary operations, if resumed, will be translated into U.S. dollars and consolidated for reporting purposes. Currently, we do not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2006, each of Anna Chagnon, Chief Executive Officer, and James Dore, Chief Financial Officer, of the Company, have concluded that our disclosure controls and procedures were (1) effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (2) designed to ensure that information required to be disclosed was accumulated and communicated to the Company’s CEO and CFO to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 24, 2003, Monotype Imaging, Inc. (formerly Agfa Monotype Corporation) and International Typeface Corporation filed a complaint in the U.S. District Court for the Northern District of Illinois Eastern Division claiming that we, through our TrueDoc software, infringed trademarks and copyrights and violated the Digital Millennium Copyright Act. A judge of the U.S. District Court for the Northern District of Illinois Eastern Division ruled in our favor on all counts. In her opinion issued on July 12, 2005, the Judge found that we were not liable under any claims of contributory infringement, contributory trademark infringement, or infringement under the Digital Millennium Copyright Act. Previously, on April 21, 2005, the court held that we were not liable under claims for direct copyright or trademark infringement or for vicariously infringing Monotype Imaging, Inc.’s and International Typeface Corporation’s copyrights. We have been notified that Monotype Imaging, Inc. has filed a Notice of Appeal with the court. While we cannot predict with certainty the outcome of the appeal, we do not expect any material adverse impact to our business, or the results of our operations, from this matter.

From time to time, in addition to the infringement case identified above, we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of March 31, 2006 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies or the costs involved in seeking the resolution of these contingencies.

ITEM 1A. RISK FACTORS

There have not been any material changes in the risk factors previously disclosed in our Form 10K for the period ended December 31, 2005 filed with the SEC on March 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Instruments defining the rights of the holders of any class of registered securities of us have not been materially modified during the three months ended March 31, 2006.

(b)	Rights evidenced by any class of registered securities of us have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended March 31, 2006.

(c)	There were no unregistered securities sold by us during the three months ended March 31, 2006.

(d)	There were no repurchases by us of our equity securities during the three months ended March 31, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5. OTHER INFORMATION

(a)	Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved during any reporting period by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor. All non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. During the three months ended March 31, 2006, the audit committee pre-approved the following amounts for services:

Final approval for services in connection with our December 31, 2005 year end:
Year end audit services including quarterly reviews	$145,000
Tax Services including planning	31,000

Total approved	$176,000

(b)	There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6. EXIBITS

(a) Exhibits

CERTIFICATIONS
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II - SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.
(Registrant)

SIGNATURE	TITLE	DATE
/s/ Anna M. Chagnon	President and Chief Executive Officer (Principal Executive Officer)	May 15, 2006
Anna M. Chagnon

/s/ James P. Dore	Vice President and Chief Financial Officer (Principal Accounting Officer)	May 15, 2006
James P. Dore