Form 10-Q
period 2006-06-30
BITSTREAM INC
filed 2006-08-14
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

On August 9, 2006, there were 9,252,337 shares of Class A Common Stock, par value $0.01 per share issued, including 125,809 shares issued and designated as treasury shares, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$7,938	$5,464
Accounts receivable, net of allowance of $35 and $38 at June 30, 2006 and December 31, 2005, respectively	2,199	1,663
Short-term investments, prepaid expenses and other current assets	436	341

Total current assets	10,573	7,468

Property and equipment, net	326	315

Other long-term assets:
Restricted cash	200	200
Goodwill	727	727
Intangible assets, net	92	125

Total other assets	1,019	1,052

Total assets	$11,918	$8,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$864	$664
Accrued expenses	884	1,191
Deferred revenue	1,522	1,085

Total current liabilities	3,270	2,940

Deferred rent	192	194

Total liabilities	3,462	3,134

Commitments and contingencies (Note 4)
Stockholders’ equity :
Preferred stock, $0.01 par value, Authorized – 6,000 shares, Issued and outstanding- 0 at June 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value Authorized - 30,500 shares Issued 9,240 and 8,810 and outstanding 9,114 and 8,684 at June 30, 2006 and December 31, 2005, respectively	92	88
Additional paid-in capital	33,992	32,892
Accumulated deficit	(25,268)	(26,919)
Treasury stock, at cost; 126 shares as of June 30, 2006 and December 31, 2005	(360)	(360)

Total stockholders’ equity	8,456	5,701

Total liabilities and stockholders’ equity	$11,918	$8,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenue:
Software licenses	$4,262	$3,187	$7,977	$5,996
Services	730	621	1,570	1,208

Total revenue	4,992	3,808	9,547	7,204

Cost of revenue:
Software licenses	1,491	1,081	2,876	2,086
Services	358	285	734	601

Cost of revenue	1,849	1,366	3,610	2,687

Gross profit	3,143	2,442	5,937	4,517

Operating expenses:
Marketing and selling	847	772	1,603	1,441
Research and development	1,061	975	2,150	1,981
General and administrative	462	701	1,022	1,186

Total operating expenses	2,370	2,448	4,775	4,608

Operating income (loss)	773	(6)	1,162	(91)

Legal fee reimbursement	464	—	464	—
Interest and other income, net	41	12	61	26

Total other income and expense	505	12	525	26

Income (loss) before provision for income taxes	1,278	6	1,687	(65)
Provision for income taxes	25	—	36	1

Net income (loss)	$1,253	$6	$1,651	$(66)

Basic net income (loss) per share	$0.14	$0.00	$0.19	$(0.01)

Diluted net income (loss) per share	$0.12	$0.00	$0.16	$(0.01)

Basic weighted average shares outstanding	9,028	8,650	8,887	8,644

Diluted weighted average shares outstanding	10,644	9,472	10,526	8,644

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) (Unaudited)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,651	$(66)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	101	90
Amortization	33	40
Share based compensation.	116	—
Changes in operating assets and liabilities:
Accounts receivable	(536)	(785)
Prepaid expenses and other assets	(95)	53
Accounts payable	200	675
Accrued expenses	(307)	(258)
Deferred revenue	437	198
Deferred rent	(2)	(3)

Net cash provided by (used in) operating activities	1,598	(56)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(112)	(144)
Additions to intangible assets	—	(16)

Net cash (used in) provided by investing activities	(112)	(160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options/warrants	988	41

Net cash provided by financing activities	988	41

Net Increase (Decrease) in Cash and Cash Equivalents	2,474	(175)
Cash and Cash Equivalents, beginning of period	5,464	4,405

Cash and Cash Equivalents, end of period	$7,938	$4,230

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We have also experienced net losses in prior years and as of June 30, 2006 have an accumulated deficit of $25 million.

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

(a) Basis of Presentation

Our condensed consolidated financial statements presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 2005 has been derived from our audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-K, which was filed with the SEC on March 30, 2006. The condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2006 and 2005, and the condensed consolidated statement of cash flows for the six months ended June 30, 2006 and 2005, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company for these interim periods.

The results of operations for the six months ended June 30, 2006 may not necessarily be indicative of the results to be expected for the year ending December 31, 2006.

(b) Revenue Recognition (in thousands)

We derive revenue from the license of our software products, and from consulting, and support and maintenance services. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the amount due is fixed or determinable, and collection of the amount due is probable.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and when collection is probable. Revenue related to extended payment programs is recognized when payment becomes due to the Company. End user sales include e-commerce revenue generated from our websites from the licensing of Bitstream fonts, subscription licenses for the ThunderHawk browser, licensing of fonts developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and for the three months ended June 30, 2006 and 2005 was $6 and $4, respectively. Referral revenue for the six months ended June 30, 2006 and 2005 was $11 and $8, respectively. There are minimal costs associated with the referral program, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. We expense those costs as incurred.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(c) Stock-Based Compensation

Effective January 1, 2006, we adopted the provisions of, and account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants, to grants that were outstanding as of the effective date, and to grants that are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service periods using the compensation cost estimated for the SFAS 123 pro forma disclosures.

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

The tax provision for the three and six month periods ended June 30, 2006 included $25 and $34, respectively, in U.S. Federal alternative minimum tax and $0 and $2, respectively, of foreign withholding taxes. The Company did not have a provision for Federal tax during the same periods ended June 30, 2005 due to taxable losses and did not record a provision for state income taxes during any of these periods due to taxable losses and loss carry forwards. Our tax provision for the three and six month periods ended June 30, 2005 consisted of foreign withholding taxes of $0 and $1, respectively. Foreign taxes vary with OEM license royalties from customers in countries who are party to tax conventions with the United States including Korea and Poland.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Cash and Cash Equivalents

As of June 30, 2006, cash and cash equivalents included bank deposits and money market instruments. We consider all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and record such investments at cost, which approximates market value.

(f) Property and Equipment (in thousands)

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following:

	June 30, 2006	December 31, 2005
Equipment and computer software	$2,928	$2,875
Purchased software	429	419
Furniture and fixtures	387	380
Leasehold improvements	106	81

	3,850	3,755
Less — Accumulated depreciation and amortization	3,524	3,440

Property and equipment, net	$326	$315

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment and computer software	3 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

Depreciation expense for the three months ended June 30, 2006 and 2005 was $50 and $45, respectively. Depreciation expense for the six months ended June 30, 2006 and 2005 was $101 and $90, respectively.

(g) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments in one highly-rated financial institution, the balance of which may exceed federally insured deposit limits. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At June 30, 2006, one customer accounted for 27% of our accounts receivable. We do not have any off-balance sheet risks as of June 30, 2006. At December 31, 2005, two customers each accounted for 17% and 11% of our accounts receivable, respectively. No single customer accounted for 10% or greater of our revenue for the three and six month periods ended June 30, 2006 or June 30, 2005.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The components of the Company’s amortized intangible assets follow:

	June 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$76	$(75)	$1	$76	$(72)	$4
Technology-based	511	(420)	91	511	(390)	121

Total	$587	$(495)	$92	$587	$(462)	$125

Amortization expense for finite-lived intangible assets for the three months ended June 30, 2006 and 2005 was $16, and $21, respectively. Amortization expense for finite-lived intangible assets for the six months ended June 30, 2006 and 2005 was $33, and $40, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2006, remainder	$23
2007	36
2008	23
2009	8
2010	2

$92

(i) Comprehensive Income (Loss)

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. Our comprehensive income (loss) is equal to our net income (loss) for all periods presented.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(j) Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This accounting standard will be effective for us beginning January 1, 2007. We are currently assessing the provisions of FIN 48.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average shares outstanding	9,028	8,650	8,887	8,644
Dilutive effect of options	1,598	822	1,625	—
Dilutive effect of warrants	18	—	14	—

Shares used to compute diluted net income (loss) per share	10,644	9,472	10,526	8,644

If we had reported a profit for the six months ended June 30, 2005 the potential common shares would have increased the weighted average shares outstanding by 742. In addition, there were warrants and options outstanding to purchase three shares for the three and six month periods ended June 30, 2006, and 563 and 577 shares for the three and six month periods ended June 30, 2005, respectively, that were not included in the potential common share computations because their exercise prices were greater than the average market price of our common stock.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Stock-based Compensation Plans and Stock-based Compensation Expense (in thousands, except per share amounts)

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

Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” We have elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the periods prior to January 1, 2006 presented in this Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

We currently estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. No stock-based awards were granted during the six months ended June 30, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the adoption of SFAS No. 123R, our results for the three and six month periods ended June 30, 2006 include $54 and $116, respectively, of stock-based compensation within the applicable expense classification where we report the option holders’ compensation cost. The following table presents stock-based compensation expense included in our condensed consolidated statement of operations:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of revenue- software licenses	$—	$—
Cost of revenue- services	3	7
Marketing and selling	18	36
Research and development	6	12
General and administrative	27	61

Share-based compensation expense before tax	54	116
Income tax benefit	—	—
Net compensation expense	$54	$116

Prior to fiscal 2006, no material compensation cost related to share-based awards to employees was recognized in our consolidated statement of operations.

No compensation cost has been recognized for employee share-based awards for the three and six month periods ended June 30, 2005. Had compensation cost been determined based on the fair value at the grant dates, our net loss would have been the pro forma amounts indicated in the table below.

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income (loss):
As reported	$6	$(66)
Deduct: Total stock-based compensation expense determined under fair value based method for all grants, net of related tax effects	97	200

Pro forma	$(91)	$(266)

Basic and diluted net income (loss) per share:
As reported	$0.00	$(0.01)

Pro forma	$(0.01)	$(0.03)

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of computing pro forma net loss, we estimated the fair value of all option or warrant grants outstanding to employees as of June 30, 2005 using the Black Scholes option pricing model prescribed by SFAS No. 123. Assumptions used and weighted average information are as follows:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Risk-free interest rates	3.76%	3.69% to 3.76%
Expected dividend yield	—	—
Expected term	5 Years	5 Years
Expected volatility	100.7%	100.7% to 104.5%

(b) Stock-based Compensation Plans:

All existing stock-based compensation plans adopted by our Board of Directors as of June 30, 2006 authorized grants of warrants, incentive stock options and nonqualified stock options. The aggregate intrinsic value of outstanding options and warrants as of June 30, 2006 was $4,744 of which $4,428 related to exercisable options and warrants. The intrinsic value of options exercised in the three and six month periods ended June 30, 2006 was $426 and $934, respectively, and the intrinsic value of options that vested during the periods was $71 and $150, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option. The total non-cash compensation cost after forfeiture assumptions not yet recognized as of June 30, 2006 related to non-vested awards was $194, which will be recognized over a weighted-average period of .95 year. During the three and six month periods ended June 30, 2006, there were two and four shares, respectively, forfeited with a weighted average grant date fair value of $4 and $10, respectively. The weighted average remaining contractual life for options and warrants exercisable at June 30, 2006 was 3.37 years.

Our Board of Directors has adopted several stock plans under which we are authorized to grant restricted stock, warrants, incentive stock options and nonqualified stock options to purchase shares of Bitstream Inc. Class A Common Stock. Options granted under these plans are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. Non-qualified options and warrants are generally granted at fair market value. All options and warrants granted under these plans through June 30, 2006 vest annually over a three-year period assuming continued service. In addition, the plans provide that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. As of June 30, 2006, we have available for issuance 2,165 shares of Class A Common Stock pursuant to the various stock plans.

On February 11, 2000, the Board of Directors adopted the Pageflex, Inc. and MyFonts.com, Inc. 2000 Stock Plans. Under these 2000 Stock Plans, we are authorized to grant warrants, incentive stock options and nonqualified stock options to purchase up to 3,000 shares of Common Stock in each of these two subsidiaries. Options granted under these 2000 Stock Plans are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, the 2000 Stock Plans provide that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

events, such as the sale of all or substantially all of the assets of the subsidiary or a change in control of the subsidiary. All options granted under these 2000 Stock Plans through June 30, 2006 have vested annually over a three-year period. As of June 30, 2006, we have available for issuance 1,822 and 1,369 shares of Pageflex, Inc. and MyFonts.com, Inc. Common Stock, respectively, pursuant to the 2000 Stock Plans. We have not granted options to purchases shares in our subsidiaries since 2001 and we do not intend to grant, any additional options under these two Stock Plans.

Stock Options:

Stock option activity under all Bitstream, Inc. stock option plans for the six months ended June 30, 2006 and the year ended December 31, 2005 is as follows:

		Weighted Average
	Number of Options	Exercise Price	Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding, December 31, 2004	2,729	$2.23	5.18	$5,548
Exercised	(45)	2.30		(95)
Canceled	(29)	4.74		(130)
Forfeited	(5)	2.45		(9)
Granted	54	2.45		92

Outstanding, December 31, 2005	2,704	2.21	4.27	5,406
Exercised	(430)	2.30		(934)
Canceled	—	—		—
Forfeited	(4)	2.55		(11)
Granted	—	—		—

Outstanding, June 30, 2006	2,270	2.19	3.89	4,461

Exercisable, June 30, 2006	2,056	$2.21	3.45	$4,145

	Weighted Average Remaining Contractual Life in Years	Options Outstanding		Options Exercisable
Range of Exercise Prices		Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 1.34 - $ 1.38	2.22	50	$1.37	50	$1.37
1.50 - 2.03	3.28	1,698	1.81	1,561	1.83
2.34 - 3.13	6.82	242	2.72	165	2.71
3.96 - 4.94	5.40	277	4.13	277	4.13
8.81 - 8.81	3.62	3	8.81	3	8.81

$ 1.34 - $ 8.81	3.89	2,270	$2.19	2,056	$2.21

Stock options outstanding and exercisable at June 30, 2006 for the Pageflex, Inc. and MyFonts.com, Inc. Common Stock, were 1,176 and 1,631, respectively.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

There was no activity for the six months ended June 30, 2006 involving Warrants for the purchase of Bitstream Inc. Class A Common Stock . All warrants previously granted under these plans have vested annually over a three-year period.

	Number of Options	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term (In years)
Outstanding, December 31, 2004	63	$4.84	2.19	$292
Exercised	—	—		—
Canceled	(3)	3.00		(9)
Forfeited	—	—		—
Granted	—	—		—

Outstanding, December 31, 2005	60	4.94	1.19	283
Exercised	—	—		—
Canceled	—	—		—
Forfeited	—	—		—
Granted	—	—		—

Outstanding, June 30, 2006	60	4.94	0.69	283

Exercisable, June 30, 2006	60	$4.94		$283

Range of Exercise Prices	Weighted Average Remaining Contractual Life, in Years	Warrants Outstanding and Exercisable	Weighted Average Exercise Price
$ 4.94 - $ 4.94	0.69	60	$4.94

$ 4.94 - $ 4.94	0.69	60	$4.94

(3) Accrued Expenses, (in thousands)

Accrued expenses consist of the following:

	June 30, 2006	December 31, 2005
Payroll and other compensation	$646	$852
Accrued professional and consulting services	151	207
Accrued royalties	20	83
Other	67	49

Total	$884	$1,191

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Commitments and Contingencies, (in thousands):

Lease commitments

We conduct our operations in leased facilities. In August 2003, we entered into a six-year lease agreement and moved our corporate offices. Our current lease agreement commenced on September 1, 2003 and obligated us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. This lease agreement also required us to obtain a Letter of Credit in the amount of $250, which resulted in $250 in cash being classified as restricted on our Balance Sheet. The amount was reduced to $200 on the second anniversary of the lease and will be reduced further to $150 on the fourth anniversary of the lease.

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

Legal Actions

On June 24, 2003, Monotype Imaging, Inc. (formerly Agfa Monotype Corporation) and International Typeface Corporation filed a complaint in the U.S. District Court for the Northern District of Illinois Eastern Division claiming that we, through our TrueDoc software, infringed trademarks and copyrights and violated the Digital Millennium Copyright Act. A judge of the U.S. District Court for the Northern District of Illinois Eastern Division ruled in our favor on all counts. In her opinion issued on July 12, 2005, the Judge found that we were not liable under any claims of contributory infringement, contributory trademark infringement, or infringement under the Digital Millennium Copyright Act. Previously, on April 21, 2005, the court held that we were not liable under claims for direct copyright or trademark infringement or for vicariously infringing Monotype Imaging, Inc.’s and International Typeface Corporation’s copyrights. Monotype Imaging, Inc. subsequently filed a Notice of Appeal with the court. On May 17, 2006 the U.S. District Court for the Northern District of Illinois in connection with the TrueDoc lawsuit awarded Bitstream approximately $463,500 for legal fees, costs and expenses. Monotype Imaging, Inc. and International Typeface Corporation agreed to pay the full amount of the award and dismiss their appeal if Bitstream agreed not to appeal the Court’s award set forth in the Court’s May 17, 2006 Order. Bitstream accepted the proposal, received full payment and the case has been terminated.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, in addition to the infringement case identified above, we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of June 30, 2006 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies or the costs involved in seeking the resolution of these contingencies.

(5) Geographical Reporting ( in thousands):

We attribute revenues to different geographical areas on the basis of the location of the customer. All of our product sales for the three and six month periods ended June 30, 2006 and 2005 were shipped from our headquarters located in the United States. Revenues by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
*Revenue:
United States	$4,232	$2,783	$8,198	$5,529
Canada	243	552	285	627
United Kingdom (UK)	53	133	196	412
Other (Countries less than 5% individually, by Region)
Europe, excluding UK	269	198	542	441
Asia	178	107	297	154
Other	17	35	29	41

Total revenue	$4,992	$3,808	$9,547	$7,204

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

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

CRITICAL ACCOUNTING POLICIES

We incorporate by reference the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 30, 2006. No changes have been made to these policies since December 31, 2005, except for the adoption of SFAS No. 123(R) in the first quarter of 2006. This standard requires that all share-based payments to employees be recognized in the statements of operations based in their fair values. We have used the Black-Scholes model to determine the fair value of our stock option awards. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. As stock-based compensation expense recognized in the consolidated statements of operations is based on awards that ultimately are expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in the application of SFS No. 123(R), the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.

We adopted the modified prospective transition method provided for under SFAS No. 123(R) and consequently have not adjusted results from the prior years. Under the modified transition method, compensation costs associated with awards for the three months and six months ended June 30, 2006 now include the quarterly expense relating to the remaining unvested awards granted prior to December 31, 2005 and the quarterly expense related to any awards issued subsequent to December 31, 2005. The Company recognizes the expense using the straight-line attribution method.

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

RESULTS OF OPERATIONS (in thousands, except percentages)

Gross Profit:

	Three Months Ended June 30,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$4,262	85.4%	$3,187	83.7%	$1,075	33.7%
Services	730	14.6	621	16.3	109	17.6

Total revenue	4,992	100.0	3,808	100.0	1,184	31.1

Cost of Revenue
Software licenses	1,491	35.0	1,081	33.9	410	37.9
Services	358	49.0	285	45.9	73	25.6

Total cost of revenue	1,849	37.0	1,366	35.9	483	35.4

Gross Profit	$3,143	63.0%	$2,442	64.1%	$701	28.7%

	Six Months Ended June 30,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$7,977	83.6%	$5,996	83.2%	$1,981	33.0%
Services	1,570	16.4	1,208	16.8	362	30.0

Total revenue	9,547	100.0	7,204	100.0	2,343	32.5

Cost of Revenue
Software licenses	2,876	36.1	2,086	34.8	790	37.9
Services	734	46.8	601	49.8	133	22.1

Total cost of revenue	3,610	37.8	2,687	37.3	923	34.4

Gross Profit	$5,937	62.2%	$4,517	62.7%	$1,420	31.4%

The increase in revenue from software licenses for the three and six month periods ended June 30, 2006 as compared to the same periods ended June 30, 2005 was attributable to increases in revenue for all of our product lines. License revenue from direct sales, which includes e-commerce sales, increased $804 or 38.7% to $2,884 for the three months ended June 30, 2006 as compared to $2,080 for the three months ended June 30, 2005, and increased $1,374 or 33.8% to $5,442 for the six months ended June 30, 2006 as compared to $4,068 for the six months ended June 30, 2005. License revenue from resellers increased $127, or 36.0%, to $480 for the three months ended June 30, 2006 as compared to $353 for the three months ended June 30, 2005, and increased $194 or 30.4% to $832 for the six months ended June 30, 2006 as compared to $638 for the six months ended June 30, 2005. License revenue from OEMs and ISVs increased $144, or 19.1%, to $898 for the three months ended June 30, 2006 as compared to $754 for the three months ended June 30, 2005, and increased $413, or 32.0%, to 1,703 for the six months ended June 30, 2006 as compared to $1,290 for the six months ended June 30, 2005. The increases in direct and reseller revenue were due primarily to increases in the volume and variety of fonts and publishing products licensed during the first six months of 2006. The increase in OEM and ISV revenue was due to an increase in new licenses, as well as license renewals and royalties received under existing license agreements due to increases in reported unit shipments by certain OEM customers. We believe that new customer acquisition, current customers adding licenses for existing and new products and additional unit shipments reported by OEM customers will result in increased revenue for the remainder of 2006 as compared to 2005.

Service revenue increased $109, or 17.6%, to $730 for the three months ended June 30, 2006 as compared to $621 for the three months ended June 30, 2005, and increased $362 or 30.0% to $1,570 for the six months ended June 30, 2006 as compared to $1,208 for the six months ended June 30, 2005. The increase in revenue from services was primarily due to increases in maintenance contracts associated with our publishing product line. These increases were primarily driven by increases in our customer base and customer demand for consulting and design services. We believe that our overall services revenue during 2006 will continue to exceed the level attained during 2005.

We recognize license revenue from direct sales and licensing our products and products from third parties including e-commerce sales made via our websites, from licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three months ended June 30, 2006 and 2005 was $6 and $4, respectively. Referral income for the six months ended June 30, 2006 and 2005 was $11 and $8, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The increase in cost of license revenue for the three and six month periods ended June 30, 2006 as compared to the same periods ended June 30, 2005 was due to increased royalty, shipping, and credit card processing expenses attributable to increased sales across all of our product lines including increases of $415 and $721 in connection with increased e-commerce sales for the three and six month periods ended June 30, 2006, respectively. We expect the cost of license revenue as a percentage of revenue for 2006 will approximate that of the first six months of 2006, though the results may vary based upon the mix of products sold during the year.

The increase in cost of services revenue for the three and six month periods ended June 30, 2006 as compared to the same periods ended June 30, 2005 was due to an increase in customer consulting resources and support personnel for the publishing product line which increased $62 and $141 for the three and six month periods ended June 30, 2006, respectively. Total cost of services increased as a percentage of services revenue for the three months ended June 30, 2006 as compared to the same period in 2005 services but decreased as a percentage of services revenue for the six months ended June 30, 2006 as compared to the same period in 2005. We have experienced increased services revenue from the infrastructure that we began to build prior to the first quarter of 2005, but expect the cost of services will increase as a percentage of sales during 2006 as we continue to invest in our infrastructure so as to be able to efficiently provide these services.

Cost of revenue includes royalties and fees paid to third parties for the development of, or license of rights to, technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

Operating Expenses:

	Three Months Ended June 30,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$847	17.0%	$772	20.3%	$75	9.7%
Research and development	1,061	21.3	975	25.6	86	8.8
General and administrative	462	9.3	701	18.4	(239)	(34.1)

Total operating expenses	$2,370	47.5%	$2,448	64.3%	$(78)	(3.2)%

	Six Months Ended June 30,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$1,603	16.8%	$1,441	20.0%	$162	11.2%
Research and development	2,150	22.5	1,981	27.5	169	8.5
General and administrative	1,022	10.7	1,186	16.5	(164)	(13.8)

Total operating expenses	$4,775	50.0%	$4,608	64.0%	$167	3.6%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising.

The increase in M&S expense for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 was primarily the result of a $21 increase in salaries and benefits due to an increase in headcount and commissions, an $18 in non-cash stock-based compensation expense related to our adoption of SFAS 123(R) as of January 1, 2006, a $24 increase in advertising and marketing activities including tradeshow participation, and a $19 increase in travel related expense. The increase in M&S expense for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was primarily the result of a $72 increase in salaries and benefits due to an increase in headcount and commissions due to the increase in commissionable sales, a $36 increase from non-cash stock-based compensation expense, a $50 increase in advertising and marketing activities including tradeshow participation, and a $20 increase in travel related expense. We expect that M&S expense will continue to increase during 2006 as we continue to add sales personnel and increase marketing activities to support a growing revenue and customer base.

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expense for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 was primarily the result of increases in headcount and salaries of approximately $13, including $6 in non-cash stock-based compensation expense, a $52 increase in the use of third party contractors, and a $8 increase in internal allocations including the utilization of custom font design personnel on research and development projects. The increase in R&D expense for the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 was primarily the result of increases in headcount and salaries of approximately $99, including $12 in non-cash stock-based compensation expense; a $38 increase in the use of third party contractors; and a $18 increase in internal allocation including the utilization of custom font design personnel on research and development projects. We expect our development efforts to continue at a similar level during the remainder of 2006 and expect our R&D expense to increase in absolute dollars but not as a percentage of revenue.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The decrease in G&A for the three months ended June 30, 2006 as compared to the three months ended June 30, 2005 reflects the non- recurrence of legal costs to defend against certain trademark infringement lawsuits of $309 incurred during the three months ended June 30, 2005. The decrease in G&A for the six months ended June 30, 2006 reflects a decrease in these costs of $298. In addition, G&A expenses decreased $23 and $56 for the three and six month periods ended June 30, 2006, respectively, as compared to the three and six months ended June 30, 2005 due to a decrease in bad debt reserves during the three months ended June 30, 2006 and the non-recurrence of a $60 write-off associated with a customer bankruptcy during the three months ended June 30, 2005. These decreases were partially offset by an increase in professional fees primarily for audit and accounting services, directors fees and corporate insurance costs totaling $37 and $75 for the three and six month periods ended June 30, 2006 respectively, and a increase in personnel related salary and benefit costs due to an increase in headcount and salary increases of $34 and $126, respectively, including $27 and $61 for the three and six month periods, respectively, in non-cash stock-based compensation expense due to our adoption of SFAS 123(R) affective January 1, 2006. We expect salaries, benefits, headcount, and related costs will increase at similar rates during the remainder of 2006 and that our legal costs will decrease and partially offset such anticipated increases.

Other income and (expense), net;

	Three Months Ended June 30,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Legal fee reimbursement	$464	9.3%	$—	—%	$464	—%
Interest and other income, net	41	0.8	12	0.3	29	241.6

Total Other Income	$505	10.1%	$12	0.3%	$493	4108.3%

	Six Months Ended June 30,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Legal fee reimbursement	$464	4.9%	$—	—%	$464	—%
Interest and other income, net	61	0.6	26	0.4	35	134.6

Total Other Income	$525	5.5%	$26	0.4%	$499	1919.2%

Other income includes interest income earned on cash and money market instruments net of interest expense.

The legal fee reimbursement resulted from the May 17, 2006 award by the U.S. District Court for the Northern District of Illinois in connection with the TrueDoc lawsuit to Bitstream of approximately $463,500. Monotype Imaging, Inc. and International Typeface Corporation agreed to pay the full amount of the award and dismiss their appeal if Bitstream agreed not to appeal the Court’s award set forth in the Court’s May 17, 2006 Order. Bitstream accepted the proposal, received full payment and the case has been terminated.

Provision for income taxes:

	Three Months Ended June 30,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Income tax provision	$25	0.5%	$—	—%	$25	—%

	Six Months Ended June 30,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Income tax provision	$36	0.4%	$1	0.0%	$35	3500.0%

The tax provision for the three and six month periods ended June 30, 2006 included $25 and $34, respectively, in U.S. Federal alternative minimum tax and $0 and $2, respectively, of foreign withholding taxes. Our tax provision for the three and six month periods ended June 30, 2005 consisted of foreign withholding taxes of $0 and $1, respectively. Foreign taxes vary with OEM license royalties from customers in countries who are party to tax conventions with the United States including Korea and Poland.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of June 30, 2006, we had net working capital of $7,303 versus $4,528 at December 31, 2005, an increase of $2,775 or 61.3%.

Our operations generated $1,598 in cash during the six months ended June 30, 2006 primarily due to our $1,651 net income before adjustment for non-cash expenses. We used cash of $56 to fund our operations during the six months ended June 30, 2005 primarily due to a decrease in collections from trade receivables which increased our trade receivable balance by $785 for the six month period, partially offset by an increase in accounts payable of $675 for the six months ended June 30, 2005. Our investing activities used cash of $112 and $160 for the six months ended June 30, 2006 and 2005, respectively, for the purpose of acquiring additional property and equipment and intangible assets. Our financing activities provided cash of $988 and $41 from the exercise of stock options for the six months ended June 30, 2006 and June 30, 2005, respectively.

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

As of June 30, 2006, we had no material commitments for capital expenditures. From time to time, we evaluate potential acquisitions of products, businesses and technologies that may complement or expand our business. Any such transactions consummated may use a portion of our working capital or require the issuance of equity or debt.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This accounting standard will be effective for us beginning January 1, 2007. We are currently assessing the provisions of FIN 48.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of June 30, 2006, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments are short-term money market accounts and bank deposits that are carried on our books at fair market value. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiary when it is active are almost exclusively conducted in the local currency. Our international subsidiary is currently inactive and the impact of currency exchange rate movements on inter-company transactions was immaterial for the three and six month periods ended June 30, 2006. International subsidiary operations, if resumed, will be translated into U.S. dollars and consolidated for reporting purposes. Currently, we do not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2006, each of Anna Chagnon, Chief Executive Officer, and James Dore, Chief Financial Officer, of the Company, have concluded that our disclosure controls and procedures were (1) effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (2) designed to ensure that information required to be disclosed was accumulated and communicated to the Company’s CEO and CFO to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On June 24, 2003, Monotype Imaging, Inc. (formerly Agfa Monotype Corporation) and International Typeface Corporation filed a complaint in the U.S. District Court for the Northern District of Illinois Eastern Division claiming that we, through our TrueDoc software, infringed trademarks and copyrights and violated the Digital Millennium Copyright Act. A judge of the U.S. District Court for the Northern District of Illinois Eastern Division ruled in our favor on all counts. In her opinion issued on July 12, 2005, the Judge found that we were not liable under any claims of contributory infringement, contributory trademark infringement, or infringement under the Digital Millennium Copyright Act. Previously, on April 21, 2005, the court held that we were not liable under claims for direct copyright or trademark infringement or for vicariously infringing Monotype Imaging, Inc.’s and International Typeface Corporation’s copyrights. Monotype Imaging, Inc. subsequently filed a Notice of Appeal with the court. On May 17, 2006 the U.S. District Court for the Northern District of Illinois in connection with the TrueDoc lawsuit awarded Bitstream approximately $463,500 for legal fees, costs and expenses. Monotype Imaging, Inc. and International Typeface Corporation agreed to pay the full amount of the award and dismiss their appeal if Bitstream agreed not to appeal the Court’s award set forth in the Court’s May 17, 2006 Order. Bitstream accepted the proposal, received full payment and the case has been terminated.

From time to time, in addition to the infringement case identified above, we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of June 30, 2006 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of one or more of these contingencies or the costs involved in seeking the resolution of these contingencies.

ITEM 1A. RISK FACTORS

There have not been any material changes in the risk factors previously disclosed in our Form 10-K for the period ended December 31, 2005 filed with the SEC on March 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Instruments defining the rights of the holders of any class of our registered securities have not been materially modified during the three months ended June 30, 2006.

(b)	Rights evidenced by any class of our registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended June 30, 2006.

(c)	There were no unregistered securities sold by us during the three months ended June 30, 2006.

(d)	There were no repurchases by us of our equity securities during the three months ended June 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On June 1, 2006, the Annual Meeting of Stockholders of the Company was held at the corporate offices of Bitstream Inc. located at 245 First Street, 17th Floor, Cambridge, Massachusetts 02142.

(b)	George B. Beitzel, Anna M. Chagnon, Amos Kaminski, David G. Lubrano, and Charles Ying were elected at the Annual Meeting to serve as directors of the Company.

(c)	The adoption of the Company’s 2006 Incentive Compensation Plan was approved and ratified.

(d)	The following votes were tabulated on the aforementioned proposals:

Proposal 1. To elect a board of five (5) directors to serve until the next Annual Meeting of Stockholders or until their respective successors are elected and qualified.

Nominee	For	Withheld Authority
George Beitzel	8,087,283	266,032
Anna M. Chagnon	8,336,650	16,665
Amos Kaminski	8,087,623	265,692
David Lubrano	8,087,623	265,692
Charles Ying	8,202,370	150,945

Proposal 2. To approve and ratify the adoption of the Company’s 2006 Incentive Compensation Plan.

For	Against	Abstain	Non-votes
2,981,237	1,790,572	18,154	3,563,352

ITEM 5. OTHER INFORMATION

(a)	Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved during any reporting period by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor. All non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. During the three months ended June 30, 2006, the audit committee pre-approved the following amounts for services:

Pre-approval of proposal estimates for tax consulting services	$15,000

(b)	There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6. EXIBITS

(a) Exhibits

CERTIFICATIONS
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II - SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC. (Registrant)

SIGNATURE	TITLE	DATE

/s/ Anna M. Chagnon Anna M. Chagnon	President and Chief Executive Officer (Principal Executive Officer)	August 14, 2006

/s/ James P. Dore James P. Dore	Vice President and Chief Financial Officer (Principal Accounting Officer)	August 14, 2006