Form 10-Q
period 2006-09-30
BITSTREAM INC
filed 2006-11-14
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

On November 9, 2006, there were 9,264,503 shares of Class A Common Stock, par value $0.01 per share issued, including 11,809 shares issued and designated as treasury shares, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$9,819	$5,464
Accounts receivable, net of allowance of $70 and $38 at September 30, 2006 and December 31, 2005, respectively	1,747	1,663
Short-term investments, prepaid expenses and other current assets	354	341

Total current assets	11,920	7,468

Property and equipment, net	318	315

Other long-term assets:
Restricted cash	200	200
Goodwill	727	727
Intangible assets, net	100	125

Total other assets	1,027	1,052

Total assets	$13,265	$8,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,021	$664
Accrued expenses	855	1,191
Deferred revenue	1,450	1,085

Total current liabilities	3,326	2,940

Deferred rent	190	194

Total liabilities	3,516	3,134

Commitments and contingencies (Note 5)
Stockholders’ equity :
Preferred stock, $0.01 par value, Authorized – 6,000 shares, Issued and outstanding- 0 at September 30, 2006 and December 31, 2005	—	—
Common stock, $0.01 par value Authorized - 30,500 shares Issued 9,263 and 8,810 and outstanding 9,251 and 8,684 at September 30, 2006 and December 31, 2005, respectively	93	88
Additional paid-in capital	34,005	32,892
Accumulated deficit	(24,315)	(26,919)
Treasury stock, at cost; 12 and 126 shares at September 30, 2006 and December 31, 2005, respectively	(34)	(360)

Total stockholders’ equity	9,749	5,701

Total liabilities and stockholders’ equity	$13,265	$8,835

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue:
Software licenses	$4,241	$3,213	$12,218	$9,209
Services	912	618	2,482	1,826

Total revenue	5,153	3,831	14,700	11,035
Cost of revenue:
Software licenses	1,544	1,053	4,420	3,139
Services	395	270	1,129	871

Cost of revenue	1,939	1,323	5,549	4,010

Gross profit	3,214	2,508	9,151	7,025

Operating expenses:
Marketing and selling	769	742	2,372	2,183
Research and development	1,066	943	3,216	2,924
General and administrative	528	493	1,550	1,679

Total operating expenses	2,363	2,178	7,138	6,786

Operating income	851	330	2,013	239

Legal fee reimbursement	—	—	464	—
Interest and other income, net	93	14	154	40

Total other income and expense	93	14	618	40

Income before provision for income taxes	944	344	2,631	279
Provision for income taxes	(9)	32	27	33

Net income	$953	$312	$2,604	$246

Basic net income per share	$0.10	$0.04	$0.29	$0.03

Diluted net income per share	$0.09	$0.03	$0.25	$0.03

Basic weighted average shares outstanding	9,158	8,676	8,978	8,655

Diluted weighted average shares outstanding	10,575	9,640	10,547	9,478

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) (Unaudited)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,604	$246
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	151	138
Amortization	46	60
Share based compensation.	199	—
Changes in operating assets and liabilities:
Accounts receivable	(84)	(204)
Prepaid expenses and other assets	(13)	20
Accounts payable	357	298
Accrued expenses	(336)	(335)
Deferred revenue	365	229
Deferred rent	(4)	(4)

Net cash provided by operating activities	3,285	448

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(154)	(175)
Additions to intangible assets	(21)	(30)
Restricted cash		50

Net cash used in by investing activities	(175)	(155)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options/warrants	1,245	101

Net cash provided by financing activities	1,245	101

Net Increase in Cash and Cash Equivalents	4,355	394
Cash and Cash Equivalents, beginning of period	5,464	4,405

Cash and Cash Equivalents, end of period	$9,819	$4,799

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

Bitstream Inc., together with its subsidiaries (collectively, “Bitstream” or the “Company”), enables customers worldwide to render high-quality text, browse the web on wireless devices, select from the largest collection of fonts online, and customize documents over the Internet. Our core competencies include fonts, font technology, browsing technology, and publishing technology. Visit Bitstream on the Web at http://www.bitstream.com. Information included on our website is not incorporated in this Form 10-Q.

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We have also experienced net losses in prior years and as of September 30, 2006 have an accumulated deficit of $24 million.

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

(a) Basis of Presentation

Our condensed consolidated financial statements presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 2005 has been derived from our audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005 included in our Annual Report on Form 10-K, which was filed with the SEC on March 30, 2006. The condensed consolidated balance sheet as of September 30, 2006, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2006 and 2005, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2006 and 2005, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company for these interim periods.

The results of operations for the nine months ended September 30, 2006 may not necessarily be indicative of the results to be expected for the year ending December 31, 2006.

(b) Revenue Recognition (in thousands)

We derive revenue from the license of our software products, from consulting, and from support and maintenance services. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the amount due is fixed or determinable, and collection of the amount due is probable.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

We recognize license revenue from the resale of our products through various resellers. Resellers may sell our products in either an electronic format or CD format. Revenue is recognized, if collection is probable, upon notification from the reseller that it has sold the product, or for a CD product, upon delivery of the software.

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and when collection is probable. Revenue related to extended payment programs is recognized when payment becomes due to the Company. End user sales include e-commerce revenue generated from our websites from the licensing of Bitstream fonts, subscription licenses for the ThunderHawk browser, licensing of fonts developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and for the three months ended September 30, 2006 and 2005 was $5 and $4, respectively. Referral revenue for the nine months ended September 30, 2006 and 2005 was $16 and $12, respectively. There are minimal costs associated with the referral program, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. We expense those costs as incurred.

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

We recognize revenue from support and maintenance agreements ratably over the term of each agreement.

Deferred revenue includes unearned software maintenance revenue and advance billings under software development contracts and page layout technology licenses.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

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

The tax provision for the three months ended September 30, 2006 included an $(11) benefit in U.S. Federal income tax due to a refund of alternative minimum tax and $2 of foreign withholding taxes. The tax provision for the nine months ended September 30, 2006 included $23 of expense for U.S. Federal alternative minimum tax and $4 of foreign withholding taxes. The Company did not have a provision for U.S. Federal tax during the same periods ended September 30, 2005 due to taxable losses and did not record a provision for state income taxes during any of these periods due to taxable losses and loss carry forwards. Our tax provision for the three and nine month periods ended September 30, 2005 consisted of foreign withholding taxes of $32 and $33, respectively. Foreign taxes vary with OEM license royalties from customers in countries who are party to tax conventions with the United States including Korea and Poland.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(e) Cash and Cash Equivalents

As of September 30, 2006, cash and cash equivalents included bank deposits and money market instruments. We consider all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and record such investments at cost, which approximates market value.

(f) Property and Equipment (in thousands)

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following:

	September 30, 2006	December 31, 2005
Equipment and computer software	$2,949	$2,875
Purchased software	438	419
Furniture and fixtures	399	380
Leasehold improvements	105	81

	3,891	3,755
Less — Accumulated depreciation and amortization	3,573	3,440

Property and equipment, net	$318	$315

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment and computer software	3 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

Depreciation expense for the three months ended September 30, 2006 and 2005 was $50 and $48, respectively. Depreciation expense for the nine months ended September 30, 2006 and 2005 was $151 and $138, respectively.

(g) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments in one highly-rated financial institution, the balance of which may exceed federally insured deposit limits. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At September 30, 2006, one customer accounted for 35% of our accounts receivable. We do not have any off-balance sheet risks as of September 30, 2006. At December 31, 2005, two customers each accounted for 17% and 11% of our accounts receivable, respectively. No single customer accounted for 10% or greater of our revenue for the three and nine month periods ended September 30, 2006 or September 30, 2005.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(h) Goodwill and other intangible assets (in thousands)

We follow the accounting and reporting requirements for goodwill and other intangible assets as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, or more frequently, if impairment indicators arise. We have determined that we do not have separate reporting units and thus goodwill is combined and valued based upon an enterprise wide valuation. Separable intangible assets that have finite lives are amortized over their useful lives.

The components of the Company’s amortized intangible assets follow:

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$76	$(75)	$1	$76	$(72)	$4
Technology-based	532	(433)	99	511	(390)	121

Total	$608	$(508)	$100	$587	$(462)	$125

Amortization expense for finite-lived intangible assets for the three months ended September 30, 2006 and 2005 was $12, and $20, respectively. Amortization expense for finite-lived intangible assets for the nine months ended June 30, 2006 and 2005 was $46, and $60, respectively. Estimated amortization for the five succeeding years is as follows:

Estimated Amortization Expense:
2006, remainder	$12
2007	40
2008	27
2009	12
2010	6
2011	3

$100

(i) Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Our comprehensive income is equal to our net income for all periods presented.

(j) Recently Issued Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This accounting standard will be effective for us beginning January 1, 2007. We are currently assessing the provisions of FIN 48.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In September 2006, the Securities and Exchange Commission (the “SEC”) Staff issued Staff Accounting Bulletin No. 108 (SAB 108) addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 does not change the SEC staff’s previous guidance in Staff Accounting Bulletin No. 99 on evaluating the materiality of misstatements. SAB 108 addresses the mechanics of correcting misstatements that include the effects from prior years. Additionally, SAB 108 requires registrants to apply the new guidance for the first time that a registrant identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. We do not anticipate the adoption of SAB 108 to have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a comprehensive framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, SFAS No. 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis. We do not expect this standard to have a material effect on our financial position, results of operations or cash flows.

2) Income Per Share (in thousands)

Basic earnings per share is determined by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the effect of the conversion of potentially dilutive securities, such as stock options and warrants, based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	9,158	8,676	8,978	8,655
Dilutive effect of options	1,405	964	1,555	823
Dilutive effect of warrants	12	—	14	—

Shares used to compute diluted net income per share	10,575	9,640	10,547	9,478

In addition, there were warrants and options outstanding to purchase 216 shares for the three and nine month periods ended September 30, 2006, and 419 and 542 shares for the three and nine month periods ended September 30, 2005, respectively, that were not included in the potential common share computations because their exercise prices were greater than the average market price of our common stock.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3) Stock-based Compensation Plans and Stock-based Compensation Expense (in thousands, except per share amounts )

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

We currently estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include but are not limited to, the issuance of new options. The following table summarizes the assumptions we utilized for grants of options in the three and nine month periods ended September 30, 2006:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Risk-free interest rates	4.90%	4.90%
Expected dividend yield	None	None
Expected term	5 Years	5 Years
Expected volatility	92.05%	92.05%

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

All options granted have a contractual ten year term. All options granted vest in equal installments on the first, second, third, and fourth year anniversaries over a four year period of continuous employee service. The risk free interest rate utilized is based upon published U.S. Treasury yield curves at the date of the grant for the expected option term. Expected stock price volatility is based upon the historical volatility of our common stock price over 5 years, the expected term of the option. We use historical exercise, forfeiture, and cancellation information to determine expected term and forfeiture rates.

As a result of the adoption of SFAS No. 123R, our results for the three and nine month periods ended September 30, 2006 include $83 and $199, respectively, of stock-based compensation within the applicable expense classification where we report the option holders’ compensation cost. The following table presents stock-based compensation expense included in our condensed consolidated statement of operations:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of revenue- software licenses	$—	$—
Cost of revenue- services	4	11
Marketing and selling	20	56
Research and development	16	28
General and administrative	43	104

Share-based compensation expense before tax	83	199
Income tax benefit	—	—
Net compensation expense	$83	$199

Prior to fiscal 2006, no material compensation cost related to share-based awards to employees was recognized in our consolidated statement of operations.

No compensation cost has been recognized for employee share-based awards for the three and nine month periods ended September 30, 2005. Had compensation cost been determined based on the fair value at the grant dates, our net loss would have been the pro forma amounts indicated in the table below.

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income (loss)
As reported	$312	$246
Deduct: Total stock-based compensation expense determined under fair value based method for all grants, net of related tax effects	92	292

Pro forma	$220	$(46)

Basic net income (loss) per share:
As reported	$0.04	$0.03

Pro forma	$0.03	$(0.01)

Diluted net income (loss) per share:
As reported	$0.03	$0.03

Pro forma	$0.02	$(0.01)

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

For purposes of computing pro forma net income (loss), we estimated the fair value of all option or warrant grants outstanding to employees as of September 30, 2005 using the Black Scholes option pricing model prescribed by SFAS No. 123. Assumptions used and weighted average information are as follows:

	Three Months Ended September 30, 2005 *	Nine Months Ended September 30, 2005
Risk-free interest rates	—	3.69% to 3.76%
Expected dividend yield	—	—
Expected term	—	5 Years
Expected volatility	—	100.7% to 104.5%

*	No grants were made during the three months ended September 30, 2005.

(b) Stock-based Compensation Plans:

All existing stock-based compensation plans adopted by our Board of Directors as of September 30, 2006 authorized grants of warrants, incentive stock options and nonqualified stock options. The aggregate intrinsic value of outstanding options and warrants as of September 30, 2006 was $5,193 of which $4,265 related to exercisable options and warrants. The intrinsic value of options exercised in the three and nine month periods ended September 30, 2006 was $245 and $1,179, respectively, and the intrinsic value of options that vested during the periods was $99 and $249, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option. The total non-cash compensation cost after forfeiture assumptions not yet recognized as of September 30, 2006 related to non-vested awards was $727, which will be recognized over a weighted-average period of 1.70 years. During the three and nine month periods ended September 30, 2006, there were none and four shares, respectively, forfeited with a weighted average grant date fair value of $0 and $10, respectively. The weighted average remaining contractual life for options and warrants exercisable at September 30, 2006 was 4.19 years.

Our Board of Directors has adopted several stock plans under which we are authorized to grant restricted stock, warrants, incentive stock options and nonqualified stock options to purchase shares of Bitstream Inc. Class A Common Stock. Options granted under these plans are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. Non-qualified options and warrants are generally granted at fair market value. All options and warrants granted under these plans through June 30, 2006 vest annually over a three-year period assuming continued service and all options and warrants granted subsequent to June 30, 2006 vest annually over a four-year period assuming continued service. In addition, the plans provide that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company. As of September 30, 2006, we have available for issuance 1,952 shares of Class A Common Stock pursuant to the various stock plans. The Company may issue common stock from previously authorized but unissued shares or from previously issued shares that are held in treasury to satisfy option exercises.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

All options granted under these 2000 Stock Plans through September 30, 2006 have vested annually over a three-year period. As of September 30, 2006, we have available for issuance 1,827 and 1,375 shares of Pageflex, Inc. and MyFonts.com, Inc. Common Stock, respectively, pursuant to the 2000 Stock Plans. We have not granted options to purchases shares in our subsidiaries since 2001 and we do not intend to grant, any additional options under these two Stock Plans.

Stock Options:

Stock option activity under all Bitstream, Inc. stock option plans for the nine months ended September 30, 2006 and the year ended December 31, 2005 is as follows:

	Number of Options	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term (In years)
Outstanding, December 31, 2004	2,729	$2.23	5.18	$5,548
Exercised	(45)	2.30		(95)
Canceled	(29)	4.74		(130)
Forfeited	(5)	2.45		(9)
Granted	54	2.45		92

Outstanding, December 31, 2005	2,704	2.21	4.27	5,406
Exercised	(566)	2.20		(1,179)
Canceled	—	—		—
Forfeited	(4)	2.55		(10)
Granted	213	4.45		694

Outstanding, September 30, 2006	2,347	2.41	4.29	$4,911

Exercisable, September 30, 2006	1,989	$2.21	3.43	$3,982

Weighted average fair value of options granted during the nine months ended September 30, 2006				$3.26

Range of Exercise Prices	Weighted Average Remaining Contractual Life in Years	Options Outstanding		Options Exercisable
		Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 1.34 - $ 1.38	1.97	50	$1.37	50	$1.37
1.50 - 2.03	3.11	1,574	1.81	1,506	1.82
2.34 - 3.13	6.67	230	2.73	153	2.73
3.96 - 4.94	7.19	490	4.27	277	4.13
8.81 - 8.81	3.37	3	8.81	3	8.81

$ 1.34 - $ 8.81	4.29	2,347	$2.41	1,989	$2.21

Stock options outstanding and exercisable at September 30, 2006 for the Pageflex, Inc. and MyFonts.com, Inc. Common Stock, were 1,171 and 1,625, respectively.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Warrants

There was no activity for the nine months ended September 30, 2006 involving warrants for the purchase of Bitstream Inc. Class A Common Stock. All warrants previously granted under these plans have vested annually over a three-year period.

		Weighted Average
	Number of Warrants	Exercise Price	Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding, December 31, 2004	63	$4.84	2.19	$292
Exercised	—	—		—
Canceled	(3)	3.00		(9)
Forfeited	—	—		—
Granted	—	—		—

Outstanding, December 31, 2005	60	4.94	1.19	283
Exercised	—	—		—
Canceled	—	—		—
Forfeited	—	—		—
Granted	—	—		—

Outstanding, September 30, 2006	60	4.94	0.44	$283

Exercisable, September 30, 2006	60	$4.94		$283

Range of Exercise Prices	Weighted Average Remaining Contractual Life, in Years	Warrants Outstanding and Exercisable	Weighted Average Exercise Price

$ 4.94 - $ 4.94	0.44	60	$4.94

4) Accrued Expenses, (in thousands)

Accrued expenses consist of the following:

	September 30, 2006	December 31, 2005
Payroll and other compensation	$603	$852
Accrued professional and consulting services	174	207
Accrued royalties	13	83
Other	65	49

Total	$855	$1,191

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

5) Commitments and Contingencies, (in thousands):

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

Guarantees

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

Legal Actions

On June 24, 2003, Monotype Imaging, Inc. (formerly Agfa Monotype Corporation) and International Typeface Corporation filed a complaint in the U.S. District Court for the Northern District of Illinois Eastern Division claiming that we, through our TrueDoc software, infringed trademarks and copyrights and violated the Digital Millennium Copyright Act. A judge of the U.S. District Court for the Northern District of Illinois Eastern Division ruled in our favor on all counts. In her opinion issued on July 12, 2005, the Judge found that we were not liable under any claims of contributory infringement, contributory trademark infringement, or infringement under the Digital Millennium Copyright Act. Previously, on April 21, 2005, the court held that we were not liable under claims for direct copyright or trademark infringement or for vicariously infringing Monotype Imaging, Inc.’s and International Typeface Corporation’s copyrights. Monotype Imaging, Inc. subsequently filed a Notice of Appeal with the court. On May 17, 2006 the U.S. District Court for the Northern District of Illinois in connection with the TrueDoc lawsuit awarded Bitstream approximately $463,500 for legal fees, costs and expenses. Monotype Imaging, Inc. and International Typeface Corporation agreed to pay the full amount of the award and dismiss their appeal if Bitstream agreed not to appeal the Court’s award set forth in the Court’s May 17, 2006 Order. Bitstream accepted the proposal, received full payment and the case was terminated.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

From time to time, in addition to the infringement case identified above, we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of September 30, 2006 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

6) Geographical Reporting ( in thousands):

We attribute revenues to different geographical areas on the basis of the location of the customer. All of our product sales for the three and nine month periods ended September 30, 2006 and 2005 were shipped from our headquarters located in the United States. Revenues by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
*Revenue:
United States	$4,250	$3,116	$12,455	$8,650
Canada	498	28	783	651
United Kingdom (UK)	128	108	314	503
Korea	5	239	14	244
Other (Countries less than 5% individually, by Region)
Europe, excluding UK	224	106	776	547
Asia, excluding Korea	42	169	329	332
Other	6	65	29	108

Total revenue	$5,153	$3,831	$14,700	$11,035

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

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

CRITICAL ACCOUNTING POLICIES

We incorporate by reference the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2005 filed on March 30, 2006. No changes have been made to these policies since December 31, 2005, except for the adoption of SFAS No. 123(R) in the first quarter of 2006. This standard requires that all share-based payments to employees be recognized in the statements of operations based in their fair values. We have used the Black-Scholes model to determine the fair value of our stock option awards. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating stock price volatility and employee stock option exercise behaviors. If actual results differ significantly from these estimates, stock-based compensation expense and the Company’s results of operations could be materially impacted. As stock-based compensation expense recognized in the condensed consolidated statements of operations is based on awards that ultimately are expected to vest, the amount of expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeitures were estimated based on historical experience. If factors change and we employ different assumptions in the application of SFS No. 123(R), the compensation expense that we record in future periods may differ significantly from what we have recorded in the current period.

We adopted the modified prospective transition method provided for under SFAS No. 123(R) and consequently have not adjusted results from the prior years. Under the modified transition method, compensation costs associated with awards for the three months and nine months ended September 30, 2006 now include the quarterly expense relating to the remaining unvested awards granted prior to December 31, 2005 and the quarterly expense related to any awards issued subsequent to December 31, 2005. The Company recognizes the expense using the straight-line attribution method.

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

RESULTS OF OPERATIONS (in thousands, except percentages)

Gross Profit:

	Three Months Ended September 30,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$4,241	82.3%	$3,213	83.9%	$1,028	32.0%
Services	912	17.7	618	16.1	294	47.6

Total revenue	5,153	100.0	3,831	100.0	1,322	34.5

Cost of Revenue

Software licenses	1,544	36.4	1,053	32.8	491	46.6
Services	395	43.3	270	43.7	125	46.3

Total cost of revenue	1,939	37.6	1,323	34.5	616	46.6

Gross Profit	$3,214	62.4%	$2,508	65.5%	$706	28.1%

	Nine Months Ended September 30,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$12,218	83.1%	$9,209	83.5%	$3,009	32.7%
Services	2,482	16.9	1,826	16.5	656	35.9

Total revenue	14,700	100.0	11,035	100.0	3,665	33.2

Cost of Revenue

Software licenses	4,420	36.2	3,139	34.1	1,281	40.8
Services	1,129	45.5	871	47.7	258	29.6

Total cost of revenue	5,549	37.7	4,010	36.3	1,539	38.4

Gross Profit	$9,151	62.3%	$7,025	63.7%	$2,126	30.3%

License revenue from direct sales, which includes e-commerce sales, increased $463 or 20.5% to $2,724 for the three months ended September 30, 2006 as compared to $2,261 for the three months ended September 30, 2005, and increased $1,837 or 29% to $8,166 for the nine months ended September 30, 2006 as compared to $6,329 for the nine months ended September 30, 2005. License revenue from resellers increased $89, or 41.2%, to $305 for the three months ended September 30, 2006 as compared to $216 for the three months ended September 30, 2005, and increased $283 or 33.1% to $1,137 for the nine months ended September 30, 2006 as compared to $854 for the nine months ended September 30, 2005. License revenue from OEMs and ISVs increased $476, or 64.7%, to $1,212 for the three months ended September 30, 2006 as compared to $736 for the three months ended September 30, 2005, and increased $889, or 43.9%, to 2,915 for the nine months ended September 30, 2006 as compared to $2,026 for the nine months ended September 30, 2005. The increases in direct and reseller revenue were due primarily to increases in the volume and variety of fonts and publishing products licensed during the first nine months of 2006. The increase in OEM and ISV revenue was due to an increase in new licenses, as well as license renewals and royalties received under existing license agreements due to increases in reported unit shipments by certain OEM customers. We believe that new customer acquisition, current customers adding licenses for existing and new products and additional unit shipments reported by OEM customers will result in increased revenue for the remainder of 2006 as compared to 2005.

Services revenue increased $294, or 47.6%, to $912 for the three months ended September 30, 2006 as compared to $618 for the three months ended September 30, 2005, and increased $656 or 35.9% to $2,482 for the nine months ended September 30, 2006 as compared to $1,826 for the nine months ended September 30, 2005. The increase in revenue from services was primarily due to increases in maintenance contracts associated with our publishing product line. These increases were primarily driven by increases in our customer base and customer demand for consulting and design services. We believe that our overall services revenue during 2006 will continue to exceed the level attained during 2005.

We recognize license revenue from direct sales and from licensing our products and products from third parties including e-commerce sales made via our websites, from licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue, if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three months ended September 30, 2006 and 2005 was $5 and $4, respectively. Referral income for the nine months ended September 30, 2006 and 2005 was $16 and $12, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The increase in cost of license revenue for the three and nine month periods ended September 30, 2006 as compared to the same periods ended September 30, 2005 was due to increased royalty, shipping, and credit card processing expenses attributable to increased sales across all of our product lines including increases of $433 and $1,155 in connection with increased e-commerce sales for the three and nine month periods ended September 30, 2006, respectively. We expect the cost of license revenue as a percentage of revenue for 2006 will approximate that of the first nine months of 2006, though the results may vary based upon the mix of products sold during the remainder of the year.

The increase in cost of services revenue for the three and nine month periods ended September 30, 2006 as compared to the same periods ended September 30, 2005 was due to an increase in customer consulting resources and support personnel and related expenses which increased costs attributable to the publishing product line by $112 and $288 for the three and nine month periods ended September 30, 2006, respectively. Total cost of services decreased as a percentage of services revenue for the three and nine month periods ended September 30, 2006 as compared to the same periods in 2005. We have generated increased services revenue from the infrastructure that we began to build prior to the first quarter of 2005 which is contributing to the decrease in costs as a percentage of revenue. We expect the cost of services will increase during the remainder of 2006 as we continue to invest in our infrastructure so as to be able to more efficiently provide these services.

Cost of revenue includes royalties and fees paid to third parties for the development of, or license of rights to, technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

Operating Expenses:

	Three Months Ended September 30,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$769	14.9%	$742	19.4%	$27	3.6%
Research and development	1,066	20.7	943	24.6	123	13.0
General and administrative	528	10.2	493	12.9	35	7.1

Total operating expenses	$2,363	45.9%	$2,178	56.9%	$185	8.5%

	Nine Months Ended September 30,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$2,372	16.1%	$2,183	19.8%	$189	8.7%
Research and development	3,216	21.9	2,924	26.5	292	10.0
General and administrative	1,550	10.5	1,679	15.2	(129)	(7.7)

Total operating expenses	$7,138	48.6%	$6,786	61.5%	$352	5.2%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The increase in M&S expense for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily the result of a $87 increase in salaries and wages due to an increase in headcount and commissions and $20 in non-cash stock-based compensation expense related to our adoption of SFAS 123(R) as of January 1, 2006 partially offset by a $78 decrease in advertising and marketing activities including tradeshow participation. The increase in M&S expense for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily the result of a $151 increase in salaries due to an increase in headcount and commissions due to the increase in commissionable sales and a $56 increase from non-cash stock-based compensation expense partially offset by a $27 decrease in advertising and marketing activities including tradeshow participation. The decrease in trade show participation is due to the timing of shows during the year and we expect that trade show expense will increase on a year to year comparison. We expect that M&S expense will continue to increase during 2006 as we continue to add sales personnel and increase marketing activities to support a growing revenue and customer base.

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expense for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 was primarily the result of increases in headcount and salaries of $83, $16 in non-cash stock-based compensation expense related to our adoption of SFAS 123(R) as of January 1, 2006, and a $64 increase in the use of third party contractors. These increases were partially offset by decreases in facility and equipment related costs of $35. The increase in R&D expense for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 was primarily the result of increases in headcount and salaries of $165, $28 in non-cash stock-based compensation expense, and a $102 increase resulting from the use of third party contractors. We expect our development efforts to continue at a similar level during the remainder of 2006 and expect our R&D expense to increase in absolute dollars but not as a percentage of revenue.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The increase in G&A for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005 is primarily due to increases in professional fees primarily for audit and accounting services and directors fees totaling $49, $43 in non-cash stock-based compensation expense due to our adoption of SFAS 123(R) affective January 1, 2006, and $33 from an increase in reserves for bad debts. These increases were partially offset by the non-recurrence of legal costs to defend against certain trademark infringement lawsuits of $85 incurred during the three months ended September 30, 2005. The decrease in G&A for the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005 reflects the non-recurrence of legal costs to defend against certain trademark infringement lawsuits of $364 incurred during the nine months ended September 30, 2005. This decrease was partially offset by an increase in professional fees primarily for audit and accounting services, directors fees and corporate insurance costs totaling $68, an increase in salary costs due to an increase in headcount and salary increases of $69, and $103 in non-cash stock-based compensation expense due to our adoption of SFAS 123(R) affective January 1, 2006. We expect salaries, benefits, headcount, and related costs will increase at similar rates during the remainder of 2006.

Other income and (expense), net;

	Three Months Ended September 30,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Legal fee reimbursement	$—	—%	$—	—%	$—	—%
Interest and other income, net	93	1.8	14	0.4	79	564.3

Total Other Income	$93	1.8%	$14	0.4%	$79	564.3%

	Nine Months Ended September 30,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Legal fee reimbursement	$464	3.2%	$—	—%	$464	—%
Interest and other income, net	154	1.0	40	0.4	114	285.0

Total Other Income	$618	4.2%	$40	0.4%	$578	1445.0%

Other income includes interest income earned on cash and money market instruments net of interest expense. Interest income has increased due increases in both the amount of cash and cash equivalents invested in money market instruments and the rate of interest being earned on those balances. The legal fee reimbursement resulted from the May 17, 2006 award by the U.S. District Court for the Northern District of Illinois in connection with the TrueDoc lawsuit to Bitstream of approximately $463,500. Monotype Imaging, Inc. and International Typeface Corporation agreed to pay the full amount of the award and dismiss their appeal if Bitstream agreed not to appeal the Court’s award set forth in the Court’s May 17, 2006 Order. Bitstream accepted the proposal, received full payment and the case was terminated.

Provision for income taxes:

	Three Months Ended September 30,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Income tax provision	$(9)	(0.2)%	$32	0.8%	$(41)	(128.1)%

	Nine Months Ended September 30,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Income tax provision	$27	0.2%	$33	0.3%	$(6)	(18.2)%

The tax provision for the three months ended September 30, 2006 included an $(11) benefit in U.S. Federal income tax due to a refund of alternative minimum tax and $2 of foreign withholding taxes. The tax provision for the nine months ended September 30, 2006 included $23 of expense for U.S. Federal alternative minimum tax and $4 of foreign withholding taxes. The Company did not have a provision for U.S. Federal tax during the same periods ended September 30, 2005 due to taxable losses and did not record a provision for state income taxes during any of these periods due to taxable losses and loss carry forwards. Our tax provision for the three and nine month periods ended September 30, 2005 consisted of foreign withholding taxes of $32 and $33, respectively. Foreign taxes vary with OEM license royalties from customers in countries who are party to tax conventions with the United States including Korea and Poland.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of September 30, 2006, we had net working capital of $8,594 versus $4,528 at December 31, 2005, an increase of $4,066 or 90.0%.

Our operating activities generated $3,285 in cash during the nine months ended September 30, 2006 primarily due to our $2,604 net income before adjustment for non-cash expenses and an increase in deferred revenue of $365. Our operating activities generated cash of $448 during the nine months ended September 30, 2005 primarily due to our $246 net income before adjustment for non-cash expenses and an increase in deferred revenue of $229. Our investing activities used cash of $175 and $155 for the nine months ended September 30, 2006 and 2005, respectively, for the purpose of acquiring additional property and equipment and intangible assets. Our financing activities provided cash of $1,245 and $101 from the exercise of stock options for the nine months ended September 30, 2006 and 2005, respectively.

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

As of September 30, 2006, we had no material commitments for capital expenditures. From time to time, we evaluate potential acquisitions of products, businesses and technologies that may complement or expand our business. Any such transactions consummated may use a portion of our working capital or require the issuance of equity or debt.

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense is recorded under our cost of license revenue on our consolidated Statement of Operations.

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal, but we can provide no assurance that payments will not be required under these agreements in the future.

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

In September 2006, the Securities and Exchange Commission (the “SEC”) Staff issued Staff Accounting Bulletin No. 108 (SAB 108) addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 does not change the SEC staff’s previous guidance in Staff Accounting Bulletin No. 99 on evaluating the materiality of misstatements. SAB 108 addresses the mechanics of correcting misstatements that include the effects from prior years. Additionally, SAB 108 requires registrants to apply the new guidance for the first time that a registrant identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. We do not anticipate the adoption of SAB 108 to have a material effect on our financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which establishes a comprehensive framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. Specifically, SFAS No. 157 sets forth a definition of fair value, and establishes a hierarchy prioritizing the inputs to valuation techniques, giving the highest priority to quoted prices in active markets for identical assets and liabilities and the lowest priority to unobservable inputs. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The provisions of SFAS No. 157 are generally required to be applied on a prospective basis. We do not expect this standard to have a material effect on our financial position, results of operations or cash flows.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of September 30, 2006, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments are short-term money market accounts and bank deposits that are carried on our books at fair market value. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiary when it is active are almost exclusively conducted in the local currency. Our international subsidiary is currently inactive and the impact of currency exchange rate movements on inter-company transactions was immaterial for the three and nine month periods ended September 30, 2006. International subsidiary operations, if resumed, will be translated into U.S. dollars and consolidated for reporting purposes. Currently, we do not engage in foreign currency hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2006, each of Anna Chagnon, Chief Executive Officer, and James Dore, Chief Financial Officer, of the Company, have concluded that our disclosure controls and procedures were (1) effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (2) designed to ensure that information required to be disclosed was accumulated and communicated to the Company’s CEO and CFO to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

From time to time, in addition to the infringement case identified above, we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of September 30, 2006 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

ITEM 1A. RISK FACTORS

There have not been any material changes in the risk factors previously disclosed in our Form 10-K for the period ended December 31, 2005 filed with the SEC on March 30, 2006.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Instruments defining the rights of the holders of any class of our registered securities have not been materially modified during the three months ended September 30, 2006.

(b)	Rights evidenced by any class of our registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended September 30, 2006.

(c)	There were no unregistered securities sold by us during the three months ended September 30, 2006.

(d)	There were no repurchases by us of our equity securities during the three months ended September 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a)	Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved during any reporting period by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor. All non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. There were no such matters brought before the Audit Committee and the Audit Committee did not pre-approve any amount for services during the three months ended September 30, 2006.

(b)	There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6. EXIBITS

(a)	Exhibits

CERTIFICATIONS
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II - SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.

(Registrant)

SIGNATURE	TITLE	DATE
/s/ Anna M. Chagnon	President and Chief Executive Officer (Principal Executive Officer)	November 14, 2006
Anna M. Chagnon

/s/ James P. Dore	Vice President and Chief Financial Officer (Principal Accounting Officer)	November 14, 2006
James P. Dore