Form 10-K
period 2006-12-31
BITSTREAM INC
filed 2007-03-30
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Exchange on which Class A Common Stock registered: NASDAQ Capital Market

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

The aggregate market value of voting stock and non-voting stock held by non-affiliates of the Registrant as of March 14, 2007 was approximately $71 million. On March 14, 2007, there were 9,595,128 shares of Class A Common Stock, par value $0.01 per share issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2007 Annual Meeting of Stockholders to be held on May 24, 2007, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part hereof.

Special Note about Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believes”, “projects”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section of this report entitled “Risk Factors”. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. Business

GENERAL

Bitstream Inc. was incorporated in the State of Delaware in 1981. Bitstream Inc. (together with its subsidiaries, “Bitstream” or the “Company”) is a software development company focused on bringing unique software products to a wide variety of markets. Today, our core software products include award-winning fonts and font rendering technologies, mobile browsing and messaging technologies and variable data publishing and Web-to-print technologies.

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

PRODUCTS AND MARKETS OVERVIEW

We categorize our products and technologies into three product lines: (1) fonts and font technology, (2) mobile browsing and messaging technology, and (3) publishing technology.

FONTS AND FONT TECHNOLOGY

Techniques used to present text and graphics are based on existing desktop publishing technologies and, when used in new distribution media, often result in a loss of visual integrity, degraded system performance, or both. To efficiently deliver digital information that retains the author’s intended visual impression, computer systems must use enabling technologies that reduce file size, minimize bandwidth consumption, and operate reliably across computing environments. The evolution of real-time operating systems (RTOS), mobile phone operating systems, wireless devices, PDAs, set-top boxes, information appliances, and embedded systems in general require the transition from (a) the use of bitmaps to display text on these devices, as is currently done today, to (b) the use of outlines and vector- based shapes to display text that can be scaled to fit the content being viewed on these devices. Text that is easy to read on any hardware device, on any software platform, at any size, and at any resolution is immeasurably important.

Since 1981, Bitstream has played a leading role in the development of industry-standard font products and enabling technologies, including font rendering and display software. We have built substantial expertise in digital typeface design and production, technical font formats, and font portability and compaction software.

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

Our fonts and font technologies are designed to support existing and new technological and typographic standards, such as OpenType, TrueType, and PostScript Type 1, as well as Unicode and native encodings. Our technologies are designed to be embedded within full-featured products produced by OEMs (original equipment manufacturers) and ISVs (independent software vendors). Our products are also designed to function in multi-platform computing environments, including Windows, Macintosh, UNIX, Linux, RTOS, and Java.

We have a long history of working with standards organizations worldwide to enhance technological development. We created the portable font resource (PFR) as a highly compact, resolution independent representation of characters that can be displayed on different systems while retaining font fidelity. Independent organizations responsible for setting digital TV standards have adopted the PFR font format as their standard for digital television, including ATSC (Advanced Television Systems Committee), DAVIC (Digital Audio Visual Council), DVB (Digital Video Broadcasting), DTG (Digital TV Group), MHP (Multimedia Home Platform), ISO/IEC 16500-6:1999 (International Organization for Standardization / International Electrotechnical Commission), and OCAP (Open Cable Application Platform).

We also sell fonts and font-related products developed and designed by third party foundries and designers. We established our MyFonts.com website as a universal source for fonts from a wide variety of international font vendors and designers. Traditionally, individual digital fonts and font packages consisting of a variety of fonts have been sold through many different channels including: (1) catalog sales, (2) resellers who typically offer and sell fonts from multiple foundries, and (3) CD ROMs containing many fonts that can be unlocked by means of a purchased key code. While these approaches to selling fonts were generally satisfactory for professionals, they represent a barrier for the non-professional, casual user who is simply looking for a particular font. For example, if someone sees a font used in a magazine, traditional sales channels offer no quick and easy way of finding out what it is. Even when the name of the font can be determined, it is not obvious where to buy it from among the hundreds, if not thousands, of font foundries offering their fonts through numerous channels. As a result of such obstacles, font sales to non-professionals have historically been almost non-existent. Bitstream believes that this audience represents a large untapped market for fonts, and established MyFonts to make fonts accessible to everyone, which benefits both users and the font foundries.

For the general computer user, fonts have been difficult to find, purchase, and install, and often represent an unknown aspect of his or her desktop environment. Our goal is to provide access to fonts for all users, not just graphic arts professionals. MyFonts.com, created with the participation of some of the industry’s most influential font foundries, provides one of the largest collections of fonts ever assembled. It features new ways to find and purchase fonts on-line, and offers unique typographic resources and a forum for interacting with font experts. As of March 1, 2007, over 300 foundries, large and small, domestic and international, participated as partners with MyFonts to offer their fonts for sale. This represents an aggregate collection of over 50,000 fonts. Some of the key features of MyFonts.com are: (1) an advanced search feature, which enables customers to browse and locate fonts using keywords both a novice and expert can understand; (2) WhatTheFontSM, a free service which allows customers to scan images of typefaces and upload them to MyFonts.com for identification; (3) the ability to find fonts similar to a particular typeface design using the “Show me more fonts like this…” feature; (4) test driving a font in text the user enters; (5) exploring the world of fonts with links to typographic resources available on the web; (6) the ability to collect fonts into one or more Font Albums for side-by-side comparison and collaborative decision making; (7) the ability to access all previously purchased fonts for downloading in cases where the original has been deleted in error; and (8) the ability for Windows users to click a button on the MyFonts website to download an automatic font installer.

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

•

btX3™, a font subsystem that enables Linux applications to render high-quality characters in industry-standard and highly compact formats. btX3 is a small, fast font rendering system that allows Linux developers to access worldwide fonts, a font rendering engine, responsive engineering support, and commercial use of TrueType hints – all in one license agreement from one vendor. btX3 comes with a core set of 13 delta-hinted, TrueType screen fonts. Delta hinting involves fine-tuning fonts so that they look good on the screen, even at small point sizes on low-resolution devices, such as computer monitors.

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

MOBILE BROWSING AND MESSAGING TECHNOLOGY

The top issue confronting mobile operators, device manufacturers and others involved in disseminating news, commerce and entertainment data is how to effectively display this information on a mobile device in order to create a robust revenue stream in the wireless market. Based on our expertise in fonts and font rendering, we developed a browsing technology for mobile devices called ThunderHawk. ThunderHawk provides a consistent, full HTML browsing experience between mobile and desktop environments. Built with Bitstream core mobile technology, ThunderHawk is the only browser that satisfies both requirements for a positive user experience: the ability to find and read information quickly.

One version of ThunderHawk, targeted toward device manufacturers and content providers, offers a client-only solution that can be pre-installed before shipping the handset because there is no server or configuration requirement. Another version, ThunderHawk Java Edition mobile operators and enterprise organizations, is based on client/server technology with a small (under 100KB) footprint. This removes complexity from the handset, providing support for a vast range of mass-market and higher-end phones.

When a subscriber uses ThunderHawk to access the Web, the ThunderHawk client residing on the handset communicates with the server. The server receives a connection from the client, and requests an HTML Web page from the Internet over a fast data connection. Upon receiving the requested page, the server renders the content on-the-fly and compresses the graphics. The server sends the requested HTML page in a compact transport format to the subscriber’s handset, reducing the data size to approximately one-fifth the size of the page on the desktop. This results in extremely fast download and display of Website content for a truly superior subscriber experience. This positive user experience will increase ARPU and data traffic for the mobile operator.

The Company has been invited to showcase ThunderHawk and discuss mobile browsing technology at leading industry events including iWireless World, Mobile Business Expo, Mobile Enterprise, NetWorld + Interop and the Wireless Security Conference.

Mobile operators, device manufacturers, content providers and enterprise organizations can license ThunderHawk technology as follows:

•

ThunderHawk™ Java™ Edition for mobile operators and enterprise organizations is based on client/server technology, offering powerful, user-friendly benefits in a small (under 100 KB) package. This removes complexity from the handset and allows mobile operators and enterprise organizations to support a vast range of mass-market and higher end phones. ThunderHawk client/server technology utilizes a compact transport format, which means when data is transmitted to the mobile phone, ThunderHawk reduces the data size to approximately one-fifth the size of the same page on the desktop. This results in extremely fast downloading and display of Website content.

•

ThunderHawk™ Native Edition for device manufacturers and content providers is a client-only version of the browser and therefore can be pre-installed before shipping the handset or offered as a downloadable file on a Website because there is no server or configuration requirement. This version provides device manufacturers and content providers with the freedom to offer browsing as a standard feature for most mass-market and higher end handsets, or as the recommended browser for viewing content.

In February 2007, we expanded our mobile offerings to include new software for sending multimedia messages called myMMS. myMMS is a new, unique multimedia messaging service (MMS) that allows anyone to easily create and send personal mobile messages using almost any handset. myMMS subscribers can customize their messages with unique templates, emoticons and fonts from MyFonts.com, while also adding personal photos and images. The recipient sees the message with the fonts and graphics, just as the sender intended. MyMMS is targeted for use by device manufacturers and mobile operators as a service to their end users. By licensing this technology from Bitstream, these companies can take advantage of additional revenue opportunities: (1) by charging for each new mobile message sent with myMMS on a per user, per device or per message basis; and/or (2) by offering new and unique font choices through a paid download.

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

Our publishing products, which are marketed and sold under the Pageflex brand, use intelligent, flexible templates to automatically assemble customized content—logos, imagery, illustrations, and text—in print, bitmap, or HTML formats for production through a wide range of digital print output devices, the web, and e-mail. Pageflex templates are based on the principle of separating document content—raw information—from document design—how the page is laid out, what fonts and colors are used, and how images are sized and positioned. The copyfitting and placement rules, together with permissions that govern user ability to change elements, are built into each design template by the designer. Content providers can modify and add their content with little or no design skill. Document designs originally developed in Quark Xpress and Adobe InDesign can be imported into Pageflex through the use of Pageflex plug-ins that enable these third-party applications to export to the Pageflex XML data format.

The Pageflex product line consists of:

•

Pageflex Server, an integrated server platform of variable publishing modules, gives enterprises in many industries and digital printing service providers the ability to design and produce customized database-driven or web form-driven marketing communications on demand. It is designed to be the one server application that allows customers to do All Things Variable™. Pageflex Server enables companies to offer interactive document editing capabilities to customers, employees, marketing partners, and dealers or franchise owners over a corporate website. Customers deploying Pageflex can create flexible templates that maintain their brand and corporate identity by using approved fonts, design elements, and images. They can also limit the editing capabilities made available to their end users and constrain portions of the document so that they cannot be modified.

Pageflex modules provide a variety of document customization options including database merging, Web form driven customization, interactive online design and editing, and cross media (print and HTML) publishing. The Online Design and Editing Module provide a revolutionary level of interactivity for web-to-print solutions. It utilizes Pageflex .EDIT technology, which was the first web browser-based application that enabled non-designers to create typography-rich, layout-rich documents with just a browser and an Internet connection. It provides an interactive user experience, a true WYSIWYG display, web-browser access and on-the-fly composition for preview, soft proofing and final output.

Pageflex server technology provides companies with the server tools and stability they need to run multi-server installations 24x7x365, including automatic failover and backup options. The queue-based architecture gives the ability to add new servers quickly as the quantity of end user editing transactions increases.

•

Pageflex Storefront is a turn-key software product that enables customers to define, auto-generate and manage attractive web-to-print document customization sites. Service providers use Pageflex Storefront to provide their clients with a catalog of customizable document products, and corresponding e-mail and cross-media campaigns. Included in the package is user account, shopping cart and order management, as well as personalization and customization technology for online document editing. At the core of the solution, is Pageflex web-to-print composition technology, including flexible templates that enable document layouts to “flex”, accommodating variable content within sophisticated designer-specified guidelines. Pageflex Storefront was a winner of the prestigious GATF InterTech Technology Award for 2005 and was the only software package for web-to-print or variable data publishing to be honored with this award, which is recognized industry wide as a mark of excellence and innovation. The judges described the system as “elegant”, “user friendly”, and “amazingly powerful”.

•

Pageflex Persona Cross Media Suite is a desktop software application enabling targeted and personalized content in both print and e-mail. The product incorporates award-winning variable data and cross-media functionality from Pageflex into a desktop application. It is the only desktop application on the market to enable database-driven personalized output in both print and e-mail. Among its compelling features are cross-media capabilities for creating coordinated print and e-mail campaigns, variable-length document capability, flexible layouts, and the ability to compose text in more than 60 languages, including Japanese and Chinese. Another key capability is its cross compatibility with Pageflex server-class products, meaning all templates, variables, and projects can be easily reused for web-to-print applications, providing a variety of options for migration and expanded Pageflex configurations.

•

Pageflex NuDoc is an advanced document composition engine based on the principle of separating form from content. Leveraging object-oriented technology, NuDoc is a reusable building block for document processing applications. NuDoc object classes provide an application programming interface (API) that supports the importing, editing, displaying, or printing of electronic documents. One of the important strengths of NuDoc is its ability to dynamically create layout-intensive pages through the import of separate content and style files.

We design our publishing products and technologies to support technological standards. We are a founding member of the Print On Demand Initiative (PODi), an alliance of key vendors and service providers working in the digital color printing market. PODi members include Adobe, Creo, Electronics for Imaging (EFI), Hewlett-Packard, IBM, Kodak, and Xerox. We also participate in the PODi Personal Printing Initiative (PPI). The PPI has completed and released a PPML standard harmonizing the ten vendor-specific proprietary protocols currently used to drive digital presses at high speed into one open standard supporting PostScript and PDF. Our publishing software, since its inception, has sought to drive all brands of digital printers. With strong input from the Company, PPML has been adopted as a standard across the industry, and we continue to play a leading role in this standardization program. In February 2007 Pageflex was the industry’s first PPML producer to receive PPML Certification from PODi.

SALES AND MARKETING

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

We promote our products through (1) attendance and exhibition at major industry trade shows, (2) participation in booths sponsored by our strategic partners for our browsing and publishing technologies, (3) participation in several standards committees, (4) advertising in industry publications and on related websites, (5) engaging in direct marketing activities including print, email and web marketing campaigns, (6) our various websites including, www.bitstream.com, www.myfonts.com, and www.pageflex.com, www.mymms.info, and (7) through search engine optimization of websites.

The principal objective of our marketing strategy for fonts and font technology is to continue to increase sales to OEMs and ISVs, who integrate Bitstream font technology software into their products, and to continue to increase sales of our fonts to retail and corporate customers. OEM and ISV agreements to which we are a party range in size from a license for a small group of typefaces to agreements for an entire range of font products and/or technologies are incorporated into the customer’s hardware or software products. The principal objective of the marketing strategy for our mobile browsing and messaging technologies is to expand awareness of these technologies while generating new business relationships with major mobile operators and device manufacturers. The principal objective of the marketing strategy for the publishing technologies is to continue to expand awareness of our on-demand marketing software products to web-to-print providers, digital service and print providers, corporate marketing departments, design firms, advertising agencies, direct mail houses, and other corporations and end users. Marketing activities for our e-commerce initiative have been focused on recruiting participation from font foundries, making web users aware of MyFonts.com and attracting them to the website. Marketing activities to increase awareness on the part of potential font buyers consists of efforts aimed at building web links from search engines and other Internet sites, as well as referrals. We plan to continue these marketing efforts in the future and, as new opportunities arise, we intend to evaluate other marketing approaches.

CUSTOMERS

We license our font and font technology products to a variety of OEM and ISV customers worldwide. We also sell custom and other typeface products directly to corporate customers and individual end users through various means including sales to consumers worldwide through our e-commerce website. We license our mobile browsing and messaging technologies to mobile operators, device manufacturers, corporations and end users, as appropriate. We license our publishing products directly to web-to-print providers, print service providers, marketing services companies, advertising agencies, major corporations and end users, and indirectly through resellers and strategic partners. We intend to continue to broaden our customer base through increased marketing efforts, by developing relationships with systems integrators, OEMs, and partners in 2007, and by introducing new product offerings and third party integrations that expand the use of our products and the markets which they serve.

No customer accounted for 10% or more of our revenue for any of the years ended December 31, 2006, 2005, or 2004. From time to time, product sales to large customers during a single fiscal quarter may constitute more than 10% of our revenue for such quarter and customers may comprise 10% or more of our accounts receivable balance at any point in time. At December 31, 2006, two customers each accounted for 13% and 10% of our accounts receivable, respectively, and at December 31, 2005, two customers each accounted for 17% and 11% of our accounts receivable, respectively. We have broadened and intend to continue to broaden our customer base through expanded product offerings and increased marketing efforts. Revenue by geographic area is included in Footnote 9 in the Notes to the Consolidated Financial Statements enclosed herewith.

RESEARCH AND DEVELOPMENT

Bitstream is committed to developing innovative software to enhance communications. In particular, we focus on (1) developing software to allow for the best browsing experience on mobile devices, (2) developing premier font technology solutions that render high-quality text in any language for any application or device, (3) developing leading-edge technology for MyFonts.com, and (4) advancing our publishing technologies to meet the needs of an expanding market. To accomplish these goals, we have invested, and expect to continue to invest, significant resources in research and development.

During 2006, our research and development activities produced the following:

•

ThunderHawk™ Java™ Edition for mobile operators and enterprise organizations. The new Java™ version is based on client/server technology, offering powerful, user-friendly benefits in a small (under 100 KB) package. This removes complexity from the handset and allows mobile operators and enterprise organizations to support a vast range of mass-market and higher end phones. ThunderHawk client/server technology utilizes a compact transport format, which means when data is transmitted to the mobile phone, ThunderHawk reduces the data size to approximately one-fifth the size of the same page on the desktop. This results in extremely fast downloading and display of Website content.

•

ThunderHawk™ Native Edition for device manufacturers and content providers. This is a client-only version of the browser and therefore can be pre-installed before shipping the handset or offered as a downloadable file on a Website because there is no server or configuration requirement. This version provides device manufacturers and content providers with the freedom to offer browsing as a standard feature for most mass-market and higher end handsets, or as the recommended browser for viewing content.

•

myMMS™. Our mobile messaging service technology allows subscribers to easily create and send personal mobile messages using almost any handset. Subscribers can customize their messages with unique fonts, templates, and emoticons from myMMS, while also adding personal photos and images. The recipient sees the message with the myMMS fonts and graphics, just as the sender intended.

•

Font Fusion 3.2 and 3.3 In August 2006, we released version 3.1 of Font Fusion®, the Company’s font rendering subsystem. The 3.1 version includes updates designed to conserve memory and reduce performance requirements, resulting in ROM and RAM savings. The product has been optimized for small embedded systems, such as mobile handsets. Some specific improvements include: (a) improved algorithms for compressed fonts; (b) less heap memory usage; (3) optimized heap usage with fewer memory blocks; and (4) reduced cache fragmentation. In November 2006, we released version 3.2 of Font Fusion. This new release offers a significant increase in rendering speed for compressed fonts. The increased speed is due to the implementation of improved compression and decompression algorithms for compressed fonts.

•

Bitstream Panorama 3.0. Our global text composition engine features the ability to layout, position, substitute, and render characters in worldwide languages, including complex script languages. Bitstream Panorama 3.0 gives developers the ability to compose text in these complex scripting languages, providing developers with a global font solution they can implement quickly and upgrade at any time to support languages as needed.

•

btX3. In November 2006, we released btX3, a major upgrade to our premier font rendering solution for Linux. btX3 is a complete solution for anyone developing applications on the Linux platform. btX3 offers many improvements over its predecessor, such as faster performance, licensed support for hinting with TrueType and OpenType fonts, and higher quality output on a wide range of devices including LCD displays.

•

Pageflex 5.0. We introduced Pageflex 5.0 in May 2006 and released it in October 2006. This product represents the next generation of Pageflex custom publishing software. It replaces the company’s previous Mpower and .EDIT products and incorporates all of the capabilities of these server-based products into one modular application. Pageflex 5.0 also includes important new features designed to streamline print production workflows, enhance design and document manipulation capabilities, provide support for mission critical and high-volume environments, and provide substantial speed improvements in several aspects of the online interactive editing interface. Pageflex 5.0 introduces a powerful new feature called Document Actions that gives users the ability to create documents with unlimited variability in which every aspect of a print document—including variable values, content, attributes, colors, fonts, pages, shapes, and text—can be modified on a record by record basis. It also introduces enhancements to our copyfitting capabilities and full support for Bézier paths within page templates. New features supporting production workflows include the ability to batch jobs, paper tray selection, and step-and-repeat and cut-and-stack imposition. To support high-volume installations, Pageflex 5.0 adds built-in load balancing and failover across multiple servers; support for multiple job queues enabling concurrent job processing, batching, and priority processing; and centralized server administration with logging and reporting improvements.

•

Pageflex Storefront 3.0 and 5.0. We released Pageflex Storefront 3.0 in January 2006, with new capabilities that enable users to expand their e-commerce sites beyond document customization and personalization and into a full range of online ordering and campaign management services. New features also included hosting PDF products and enabling PDF document upload by end-users. Storefront 3.0 also introduced an add-on module for custom data integration, enabling end users to specify and refine data selection criteria—such as from a direct mail list or corporate CRM system database—as part of the order placement workflow. We continued our intense development efforts on this product late in the year, and released Pageflex Storefront 5.0 in January 2007. Pageflex Storefront 5.0 introduced unified cross media support for producing personalized HTML and print documents and compositional integration of the product with the enterprise-level Pageflex 5 variable publishing platform released in October 2006. Pageflex Storefront 5 now utilizes the Pageflex 5 server to generate all interactive editing views, document previews, and final output documents. This integration also gives Pageflex Storefront a higher level of graphic design capabilities and provides enhanced document manipulation capabilities.

•

Pageflex Persona Cross Media Suite 2007. We first released this new desktop application suite in December 2005 and continued developing new features throughout 2006 leading to a major upgrade release in February 2007. Pageflex Persona Cross Media Suite enables targeted and personalized content in both print and e-mail. The product incorporates award-winning variable data and cross-media functionality from Pageflex into a desktop application and is the only desktop application on the market capable of enabling database-driven personalized output in both print and e-mail. The suite includes Pageflex Studio, the same template authoring tool delivered with Pageflex server products, and provides options for easy migration to and configuration with those products. New features developed for the January 2007 release include unlimited design and content variability within an individual document, as well as graphic design and production workflow enhancements.

•

Pageflex Product Integrations. Third party product integrations for our Pageflex product line continue to be a source of providing additional functionality to our customers through the use of third party software products. In 2006, we completed several third party integration including the following:

•	We announced in January 2006 that we had developed the ability for customers to access USADATA’s List Engine database API solution through Pageflex Storefront.

•

In October 2006, we announced product integrations with three additional third-party products: the PRO-MAIL Fulfillment Solution from Software Marketing Associates, Inc. integrated with Pageflex Storefront, and integration of all Pageflex products with image personalization products from DirectSmile and DirecType by Deutsch Technologies GmbH, both German companies.

COMPETITION

Our font technology products compete with the solutions offered by a variety of companies, including other suppliers of enabling technologies, software application developers, and vendors of computer operating systems. Moreover, the market for our enabling technologies and products may be adversely affected to the extent that computer hardware, operating system, and application software vendors incorporate similar functionality or bundle competitive offerings with their products and thereby reduce the market for our technology or products. The competition for our sales of typefaces generally comes from a number of comparably sized or smaller companies offering their own typeface libraries and custom typeface services. Competition with our font rendering, font compression, and worldwide text layout technologies principally comes from Monotype Imaging Corporation, Arphic, and FreeType, an open source collaborative organization that provides its Linux font rendering code for free. Three limitations of the FreeType organization are (1) its inability to provide fonts; (2) its inability to provide a license for TrueType hinting, important for rendering readable, legible characters and retaining character shapes at small sizes on low-resolution screens and computer monitors; and (3) its inability to provide hands-on, one-to-one engineering support. Both Bitstream and Monotype Imaging can license TrueType hinting technology and fonts to developers. Competitors to our e-commerce initiative, MyFonts.com, include individual font foundry websites and other font-related websites that offer a variety of fonts for sale online, such as the one offered by Monotype Imaging.

Our ThunderHawk browsing technology competes with the browsing solutions offered by a wide variety of companies, including large software companies and small companies focused solely on the mobile browsing market. Our mobile browser competitors include Microsoft Corp., Opera Software ASA, Access Co., Ltd., Novarra Inc. and Bytemobile. ThunderHawk compares favorably against these competitors primarily because of its ease-of-use, ability to access a wide variety of websites and the browser’s client/server technology, which provides many advantages, the most important being user experience, speed and security. The client/server architecture also gives ThunderHawk a high degree of compliance with open HTML standards, making fast and full-featured mobile web browsing possible. Our myMMS mobile messaging technology competes with smaller companies that offer enhanced multimedia messaging functionality. Other than general SMS and MMS services provided by mobile operators, there are few third party companies offering similar services. Two potential competitors include InterObject and Wireless Central. Although new, myMMS has clear advantages because of the service’s unique font choices from MyFonts.com and multiple revenue opportunities that may create licensing interest among large mobile operators.

Our publishing software competes with offerings of end-to-end solutions and integration services that include on-demand publishing tools. These solutions in turn compete with solutions created by our customers. Pageflex 5.0 and Pageflex Storefront are server-based enterprise applications targeted at the customized print or web-to-print segment of the on-demand publishing market, while Persona Cross Media Suite is a desktop product for database-driven print and HTML email production. Rapid technological developments and frequent product introductions characterize this market. Competitive solutions also include VDP products bundled with digital presses, or integrated with print-shop management systems in the print provider market. In the corporate market, competitive solutions include those integrated with marketing campaign management, email marketing, and CRM strategies. Participants in this market compete based on functionality, price, service, customizability, and interoperability with other e-publishing solutions and components. These competitors include PressSense, Printable, Objectif Lune, and XMPie. Recently this market has seen some consolidation with major digital press vendors adding software solutions to their product portfolios, most notably the purchase of XMPie by Xerox Corporation. This is a trend that may continue and change our competitive landscape. In addition, we may face new competition from emerging products and technologies. We believe our publishing products compete favorably based on rich feature sets, ease of use, long-term cost of ownership, stability, and scalability.

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

INTELLECTUAL PROPERTY

We rely on a combination of trade secret, copyright, patent, and trademark laws and contractual restrictions to establish and protect proprietary rights in our technology. We are party to confidentiality and invention assignment agreements with our employees, and, when obtainable, enter into non-disclosure agreements with our suppliers, distributors and others so as to limit access to, and disclosure of, our proprietary information. There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of our technologies or that our competitors will not independently develop non-infringing technologies that are substantially similar to or superior to our technology. The laws of certain foreign countries in which our products are or may be developed, manufactured or licensed may not protect our products or intellectual property rights to the same extent as do the laws of the United States and make the possibility of piracy of our technology and products more likely. We believe that, because of the rapid pace of technological change in the software and electronic commerce markets, legal protection for our products will be a less significant factor in our future success than the knowledge, ability and experience of our employees, the frequency of product enhancements and our ability to satisfy our customers. See “Risk Factors-We may not be able to protect our intellectual property rights against piracy, infringement of our patents, or declining legal protection”.

Our policy is to apply for U.S. patents with respect to our technology and seek copyright registration of our technology and trademark registration of our marks from time to time when management determines that it is competitively advantageous and cost effective to do so. We have been granted seven patents by the United States Patent and Trademark Office, three for certain aspects or applications of the Company’s TrueDoc technology, one for our DocLock technology, one for our Font Fusion technology one for our Pageflex technology, and one for our technology behind our MyFonts.com website. Furthermore, multiple U.S., PCT, EPO, and Japanese applications are in process on some of the Company’s newer technologies. Bitstream®, Font Fusion®, TrueDoc®, T2K®, MyFonts® and Cyberbit® are federally registered trademarks of the Company. All other trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

EMPLOYEES

As of March 14, 2007, the Company employed 67 persons, including 20 in sales and marketing, 16 in customer support and consulting, 21 in research and development, and 10 in general and administrative functions. Of our 67 employees, 63 are full time and 4 are part time. We also retain short-term consultants from time to time to assist us with particular projects. We believe that our future success will depend in part on our ability to attract, motivate and retain highly qualified personnel. None of our employees is represented by a labor union and we have not experienced any work stoppages. We consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers and their ages as of March 15, 2007 are as follows:

Name	Age	Position
Anna M. Chagnon	40	President and Chief Executive Officer
John S. Collins	67	Vice President and Chief Technology Officer
James P. Dore	48	Vice President and Chief Financial Officer
Sampo Kaasila	46	Vice President, Research and Development
Costas Kitsos	46	Vice President of Engineering

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

Sampo Kaasila has served as Vice President, Research and Development, of the Company since November 2001. Mr. Kaasila serves as the principal architect of the Company’s font technology, mobile browsing and messaging products. From November 1998, when Mr. Kaasila joined Bitstream upon the acquisition of Type Solutions, Inc., to November 2001, he served as Director of Research and Development, Type Solutions. From August 1989 to November 1998, he was a founder and President of Type Solutions, Inc., a leading developer of font technologies including T2K™, a font renderer which provides an object oriented design, advanced architecture and algorithms, and a clean API resulting in maximum reliability, performance, and easy integration. From August 1987 to August 1989, Mr. Kaasila worked at Apple Computer Inc. where he was the lead engineer and inventor of the True Type technology now part of every MacIntosh and Windows PC. Mr. Kaasila holds a Masters degree in Electrical Engineering from the Royal Institute of Technology in Stockholm, Sweden where he graduated first in his class in January 1983.

Costas Kitsos has been Vice President of Engineering at the Company since November 1999. Mr. Kitsos heads engineering for the Company’s publishing software products and also serves as the principal architect. From October 1998 to November 1999, he served as Director of Research and Development of the Company. From November 1996 to October 1998, he was a Senior Software Engineer at the Company. Mr. Kitsos is a veteran software developer with over 15 years experience in type and publishing application development. From May 1987 to November 1996, Mr. Kitsos headed IconWorks, which developed award winning type applications and offered consulting services on end user programs and graphical user interfaces. He holds a Masters degree from the University of California, Los Angeles.

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

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We believe that our future results of operations could be affected by various factors including, but not limited to, the following:

•	delays in the development or shipment of our new products or new versions of our existing products;

•	the introduction of competitive products by others;

•	general worldwide economic conditions;

•	inability to attract and retain key personnel;

•	intellectual property disputes;

•	fluctuations in quarterly operating results;

•	unanticipated changes in accounting rules; and

•	unanticipated changes in tax rates and regulations.

If we are unable to successfully compete in our markets, our financial results will be negatively affected. The computer software market is highly competitive and is characterized by rapid technological change and adoption of new industry standards. As the markets in which our products are sold continue to develop and as we enter new markets, we expect to continue to face substantial competition from other software developers and anticipate that additional competitors will enter those markets. Many of our competitors or potential competitors have significantly greater financial, marketing and technical resources than we have. These competitors may be able to adapt more quickly to new or emerging technologies and standards or changes in customer requirements and may be able to devote greater resources to the promotion and sale of their products than we are able. Many of our competitors currently market, or have potential to market, their products directly to the ultimate consumers of such products as part of a broader product offering. There can be no assurance that we will be able to compete successfully against these entities. To compete successfully, we must continue our investment in research and product development and must devote substantial resources to our marketing and sales functions. There can be no assurance that we will have the necessary capital resources to fund such investment.

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

General economic risks may affect our revenue and profitability. Our business may be affected by general worldwide economic conditions and related uncertainties affecting markets in which we operate. Adverse economic conditions could adversely impact our business in 2007 and beyond, resulting in: reduced demand for some of our products; increased pressure on the prices for our products and services; and greater difficulty in collecting accounts receivable. To address this issue, we are pursuing a number of strategies to generate revenue growth, including: identifying new markets for our products; developing new applications for our technologies; allocating research and development funding to products with high revenue potential; and strengthening our presence in selected geographic markets. Due to limited resources, we may not be able to continue to successfully implement these strategies, which could have a material adverse effect on our business, results of operations and financial condition.

Risks related to our international sales. Sales to customers outside the United States represented 17.0% of our revenue for the year ended December 31, 2006. This revenue does not include revenue derived from products sold into the international market by our domestic OEM and ISV customers or foreign purchases downloaded from MyFonts.com . We expect that our international business will continue to account for a significant portion of our future revenue. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore less competitive in foreign markets. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, potentially adverse tax consequences, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on our future revenue and our results of operations. In addition, our European business is significant and has historically been negatively affected during our fiscal quarter ending September 30 due to the summer closing or slowdown of several European customers. These seasonal factors have affected, and may continue to affect, our results of operations.

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

We may not be able to protect our intellectual property rights against piracy, infringement of our patents, or declining legal protection. We regard our software as proprietary and attempt to protect it with a combination of copyright, patent, trademark, and trade secret laws, employee and third-party nondisclosure agreements and other methods of protection. There can be no assurance that these measures will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. It may be possible for unauthorized third parties to copy or reverse engineer portions of our products or otherwise obtain and use information that we regard as proprietary. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States and thus make the possibility of unauthorized use of our technologies and products more likely. We also rely on confidentiality agreements with our collaborators, employees, and consultants to protect our trade secrets and proprietary know-how. These agreements may be breached and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by our competitors. In connection with the enforcement of our own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third-party rights, we have been, are currently and may in the future be, subject to claims, negotiations or complex, protracted litigation as part of our policy to vigorously defend our intellectual property rights, including rights derived from third-party licensors. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any ongoing or future litigation and disputes. Adverse decisions in such litigation or disputes could have negative results, including subjecting us to significant liabilities, requiring us to seek licenses from others, preventing us from making, using, selling, distributing, or marketing our products and services in the United States or abroad, or causing severe disruptions to our operations or the markets in which we compete, any one of which could seriously harm our business. Additionally, although we actively pursue software pirates as part of our enforcement of our intellectual property rights, we do lose revenue due to the illegal use of our software. If piracy activities increase, it may further harm our business.

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

Changes in accounting rules may adversely affect our financial results and the price of our Class A Common Stock. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC, the Public Company Accounting Oversight Board, and various bodies formed to interpret and create appropriate accounting policies. A change in these principles and policies could have a significant impact on our reported results and may even retroactively affect previously reported transactions. Changes to these rules may have a material adverse effect on future financial results or in the way in which we conduct our business. For example, in December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 123(R) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. We were required to adopt SFAS 123(R) in the reporting period beginning January 1, 2006. Although the adoption of SFAS 123(R) has resulted in amounts that are similar to the prior pro forma disclosures under SFAS 123, the adoption has had a significant adverse impact on our consolidated statements of income and net income per share, by increasing our expenses by approximately $322,000 for the period ended December 31, 2006. Additionally, to avoid the additional expense resulting from having to expense option grants, we may refrain from granting additional options, which may make it more difficult for us to attract and retain skilled technical, managerial and marketing personnel.

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

We believe that these facilities are adequate for our current needs. As the Company continues to grow, additional space may be required. We believe that suitable additional space, if needed, will be available to us on commercially reasonable terms.

ITEM 3. Legal Proceedings

On June 24, 2003, Monotype Imaging, Inc. (formerly Agfa Monotype Corporation) and International Typeface Corporation filed a complaint in the U.S. District Court for the Northern District of Illinois Eastern Division claiming that we, through our TrueDoc software, infringed trademarks and copyrights and violated the Digital Millennium Copyright Act. A judge of the U.S. District Court for the Northern District of Illinois Eastern Division ruled in our favor on all counts. In her opinion issued on July 12, 2005, the Judge found that we were not liable under any claims of contributory infringement, contributory trademark infringement, or infringement under the Digital Millennium Copyright Act. Previously, on April 21, 2005, the court held that we were not liable under claims for direct copyright or trademark infringement or for vicariously infringing Monotype Imaging, Inc.’s and International Typeface Corporation’s copyrights. Monotype Imaging, Inc. subsequently filed a Notice of Appeal with the court. On May 17, 2006 the U.S. District Court for the Northern District of Illinois in connection with the TrueDoc lawsuit awarded Bitstream approximately $463,500 for legal fees, costs and expenses. Monotype Imaging, Inc. and International Typeface Corporation agreed to pay the full amount of the award and dismiss their appeal if we agreed not to appeal the Court’s award set forth in the Court’s May 17, 2006 Order. We accepted the proposal, received full payment and the case has been terminated.

From time to time, in addition to the infringement case identified above, we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of December 31, 2006 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

ITEM 4. Submission Of Matters To A Vote Of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

MARKET INFORMATION

The Class A Common Stock of Bitstream began trading publicly on the NASDAQ National Market on October 30, 1996 under the symbol “BITS”. Effective February 28, 2003, due to an amendment to NASDAQ’s continued listing standards, we transferred our Class A Common Stock from the NASDAQ National Market to the NASDAQ Capital Market under the same symbol. Prior to October 30, 1996, there was no public market for our Class A Common Stock.

The following table sets forth the high and low bid information for our Class A Common Stock as reported on the NASDAQ Capital Market for the periods indicated. Such information reflects interdealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.

	2006		2005
	High	Low	High	Low
First Quarter	$8.850	$3.410	$3.890	$1.860
Second Quarter	9.790	4.400	3.910	2.400
Third Quarter	9.570	4.070	3.950	2.660
Fourth Quarter	11.200	7.810	4.210	2.500

As of March 15, 2007 our Class A Common Stock was held by approximately 100 holders of record and we believe that our Class A Common Stock was beneficially held by more than 500 holders. There are no issued and outstanding shares of our non-voting Class B Common Stock.

DIVIDENDS

Bitstream has never declared or paid cash dividends on its capital stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends on our capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

During the years ended December 31, 2006, 2005, and 2004, Bitstream issued an aggregate of 505,539, 45,002, and 192,367 shares, respectively, of Class A Common Stock in connection with the exercise of vested options and warrants issued under our 1994 Stock Plan, 1996 Stock Plan, 1997 Stock Plan, and 2000 Stock Plan. There were no unregistered securities sold by us during the three years ended December 31, 2006. The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 promulgated thereunder, in that they were issued either pursuant to written compensatory benefits plans or pursuant to a written contract relating to compensation, as provided by Rule 701. In addition, on June 26, 2006, we filed a Registration Statement on Form S-8 under the Securities Act of 1933, as amended, registering up to an aggregate of 2,000,000 shares of our Bitstream Class A Common Stock, par value $0.01 per share, which may be issued pursuant to awards under the Bitstream Inc. 2006 Incentive Compensation Plan. For a discussion of the Company’s equity compensation plans, see Note 7 of the Notes to Consolidated Financial Statements included herein.

ITEM 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below as of December 31, 2006 and 2005 and for the three years ended December 31, 2006 have been derived from, and are qualified by reference to, the Company’s consolidated financial statements, which have been audited by an independent registered public accountant, whose reports thereon are included elsewhere in this report. The selected consolidated financial data presented below as of December 31, 2004, 2003, and 2002, and for the two years ended December 31, 2003 have been derived from, and are qualified by reference to, the Company’s audited financial statements, which are not included in this report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements of the Company and Notes thereto, the section below entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other financial data appearing elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA,

(in thousands, except per share amounts).

	Years Ended December 31,
	2006	2005	2004	2003	2002
Operations:
Revenue	$20,248	$15,653	$11,632	$9,726	$8,467
Income (loss) before provision for income taxes	3,217	1,090	(573)	(1,128)	(1,067)
Net income (loss)	3,234	1,034	(615)	(1,205)	(1,022)
Net income (loss) per share (1)
Basic	0.36	0.12	(0.07)	(0.14)	(0.12)
Diluted	0.30	0.11	(0.07)	(0.14)	(0.12)
Financial Position:
Cash and cash equivalents	10,542	5,464	4,405	4,367	4,828
Working capital	9,359	4,528	3,331	3,506	3,718
Total assets	14,717	8,835	7,033	7,011	7,964
Stockholders’ equity	10,626	5,701	4,564	4,939	6,000

(1)	Calculated on the basis described in Note 2 of Notes to the Consolidated Financial Statements.

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

Our professional services include custom font design, consulting services, development, and training. We recognize professional services revenue under software development contracts as services are provided for per diem contracts or by using the percentage-of-completion method of accounting for long-term fixed price contracts. Provisions for any estimated losses on contracts in progress are made in the period in which such losses become probable. We had no long-term contracts in progress as of December 31, 2006.

We recognize revenue from end user product sales upon delivery of the software, net of estimated returns and allowances, if collection is probable. We estimate returns and allowances based on historical rates and as of December 31, 2006, we had a reserve of approximately $36,000. Reserves reduce revenue recognized, as necessary, at the time the related revenue is recorded. We periodically adjust estimates for returns based upon historical rates of return. While management believes that it can make reliable estimates, it is possible that these estimates will change in the future or that actual amounts could vary materially from our estimates.

We generally warrant that our products will function substantially in accordance with the documentation provided to customers for 90 days following initial delivery. As of December 31, 2006, we had not incurred any expense related to warranty claims. We estimate reserves based on historical rates and, accordingly, have not recorded a warranty reserve. While management believes that we can make reliable estimates, it is possible that these estimates will change in the future or that actual amounts could vary materially from our estimates.

Please refer to Note 1 of the Company’s Notes to Consolidated Financial Statements for further information on our revenue recognition policies.

Stock-based Compensation

We adopted the provisions of, and account for stock-based compensation in accordance with, Statement of Financial Accounting Standard (“SFAS”) 123R during the first quarter of fiscal 2006. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

We currently use the Black-Scholes option pricing model to determine the fair value of stock options and awards. The determination of the fair value of stock-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock by historical volatility. We base the risk-free interest rate that we use in the option pricing model on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, the future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable, characteristics not present in our option grants and awards. Existing valuation models, including the Black-Scholes and lattice binomial models, may not provide reliable measures of the fair values of our stock-based compensation. Consequently, there is a risk that our estimates of the fair values of our stock-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those stock-based payments in the future. Certain stock-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly higher than the fair values originally estimated on the grant date and reported in our financial statements. There currently is no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values.

The guidance in SFAS 123R is relatively new. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

See Note 7 of our Consolidated Financial Statements for further information regarding the SFAS 123R disclosures.

Impairment of Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tested recorded goodwill for impairment. We have determined that we do not have separate reporting units and thus goodwill is tested for impairment based upon an enterprise wide valuation. We conducted impairment testing as of December 31, 2006 and determined that the fair value of the enterprise was greater than its carrying value.

Although none of the goodwill was impaired, there can be no assurance that, upon completion of a future review, a material impairment charge will not be recorded. SFAS No. 142 required certain disclosures upon adoption that we have included in Note 1(k) in the Notes to Consolidated Financial Statements included herewith.

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

OVERVIEW

Bitstream is a software development company focused on bringing unique software products to a wide variety of markets. Our core software products include award-winning fonts and font rendering technologies, mobile browsing and messaging technologies and variable data publishing and Web-to-print technologies.

Fonts and font rendering technologies. Bitstream is a leading developer of font technology solutions that enable developers to display high-quality text in any language for any device or application. We work with partners from around the world to provide complete text composition and font rendering solutions for consumer electronics devices, mobile handsets, set-top boxes, digital TVs, printers, graphics and software applications, and embedded systems. Our solutions include Bitstream Panorama™ for text composition and Font Fusion® for font rendering. Bitstream font technology supports all international languages. With our technology developers can render any scalable industry-standard and compact font format. Developers rely on Bitstream for complete font solutions, including a certified Simplified Mainland Chinese font, MobileFonts™, the Tiresias Screenfont, the Closed Captioned TV (CCTV) Font Set, the TV Font Pack, delta-hinted screen fonts, and compact stroke-based Asian fonts. Bitstream also delivers high-quality font solutions for developers, ad agencies, graphic designers, desktop publishers, corporations, small businesses, and home office users. Our world-renowned library includes over 1,000 high-quality fonts in OpenType, TrueType, and PostScript Type 1 formats for Windows, Macintosh, Unix, and Linux. We also sell our fonts and fonts from other foundries and designers on MyFonts.com SM, a showcase of the world’s fonts available from one easy-to-use website. MyFonts.com provides the largest collection of fonts ever assembled for on-line delivery, and offers easy ways to find and purchase fonts on-line. MyFonts.com also offers unique typographic resources for research and reference, including WhatTheFont SM, a unique font identifier that accepts image files of fonts uploaded by users, analyzes the images, and then displays the fonts on the MyFonts.com site that most closely match the font shapes captured in the image.

Mobile browsing and messaging technologies. Built with Bitstream core font technology, ThunderHawk™ is the first browser to provide a consistent, full HTML browsing experience on almost any handset. ThunderHawk fits columns of text to the width of the mobile phone for fast, easy navigation without repurposing, reformatting or removing original Website content. This technology enables subscribers to find and read information quickly. ThunderHawk Java™ Edition for mobile operators and enterprise organizations offers client/server technology with a small (under 100KB) footprint. This removes complexity from the handset, providing support for a vast range of mass-market and higher-end phones. ThunderHawk Java Edition for device manufacturers and content providers offers a client-only solution that can be pre-installed before shipping the handset because there is no server or configuration requirement. The native ThunderHawk Symbian OS™. Series60 (S60), Windows Mobile® Smartphone, and Windows Mobile Pocket PC editions enable individual subscribers to view entire HTML Web pages on high-end mobile phones and PDAs. Our mobile multimedia messaging technology, myMMS™, allows subscribers to easily create and send personal mobile messages using almost any handset. Subscribers can customize their messages with unique fonts, templates, emoticons from myMMS, while also adding personal photos and images. The recipient sees the message with the myMMS fonts and graphics, just as the sender intended.

Variable data publishing and Web-to-print technologies. Our publishing technology is the technology of choice for web-to-print applications and sophisticated personalized communications based on customer information. Smart templates ensure that design integrity and brand identity standards are rigorously maintained, while empowering local users on a brand-controlled publishing portal to customize and localize collateral and campaigns. With Pageflex-powered sites, global control with local empowerment is a reality. Database-driven personalization campaigns, which can include print, e-mail, and personalized web microsite components, enable graphic-rich, highly designed marketing communications to deliver highly-targeted and relevant content on an individual basis. We pioneered flexible variable data software with its debut in 1997 and have been a technology innovator in the variable output and web-to-print customization arena ever since. Our publishing technology powers on demand marketing portals for printers, advertising agencies, marketing services companies and corporate marketing departments worldwide.

RESULTS OF OPERATIONS

The following table sets forth the percentage of revenue represented by certain items reflected in the Company’s Statements of Operations Data for the periods presented:

	Years Ended December 31,
	2006	2005	2004
Revenue
Software licenses	83.5%	84.0%	84.3%
Services	16.5	16.0	15.7

Total revenue	100.0	100.0	100.0
Cost of revenue
Software licenses	29.7	27.6	27.5
Services	7.7	7.8	7.1

Total cost of revenue	37.4	35.4	34.6

Gross profit	62.6	64.6	65.4

Operating expenses:
Marketing and selling	17.0	18.8	22.7
Research and development	22.0	25.1	33.7
General and administrative	11.3	14.1	15.3

Total operating expenses	50.3	58.0	71.7

Operating income (loss)	12.3	6.6	(6.3)
Other income (expense), net	3.6	0.3	1.4
Benefit from (Provision for) income taxes	0.1	(0.3)	(0.4)

Net income (loss)	16.0%	6.6%	(5.3)%

YEAR ENDED DECEMBER 31, 2006 COMPARED TO YEAR ENDED DECEMBER 31, 2005

(in thousands, except percent amounts)

Gross Profit:

	Years Ended December 31,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$16,910	83.5%	$13,156	84.0%	$3,754	28.5%
Services	3,338	16.5	2,497	16.0	841	33.7

Total revenue	20,248	100.0	15,653	100.0	4,595	29.4
Cost of Revenue
Software licenses	6,022	35.6	4,321	32.8	1,701	39.4
Services	1,557	46.6	1,223	49.0	334	27.3

Total cost of revenue	7,579	37.4	5,544	35.4	2,035	36.7

Gross Profit	$12,669	62.6%	$10,109	64.6%	$2,560	25.3%

The increase in revenue from software licenses for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was attributable to increases in licenses from our font and font technology and publishing products. License revenue from direct sales, which include e-commerce sales, increased $2,485, or

28.0% to $11,359 for the year ended December 31, 2006 as compared to $8,874 for the year ended December 31, 2005. License revenue from resellers increased $223, or 15.9% to 1,628 for the year ended December 31, 2006, as compared to $1,405 for the year ended December 31, 2005. License revenue from OEMs and ISVs increased $1,046, or 36.4% to $3,923 for the year ended December 31, 2006, as compared to $2,877 for the year ended December 31, 2005. The increases in direct and reseller revenue were due to increases in the volume and variety of fonts and publishing products being licensed throughout 2006. The increase in OEM and ISV revenue was due to an increase in new licenses, as well as license renewals and royalties received under existing license agreements because of increases in reported unit shipments by certain OEM customers. We believe that new customer acquisition, current customers adding licenses for existing and new products, and additional unit shipments reported by OEM customers will result in increased revenue for 2007.

The increase in revenue from services was primarily due to increases in maintenance and support contracts associated with our publishing and font technology product lines. Service revenue from direct sales increased $724, or 44.7%, to 2,345 for the year ended December 31, 2006 as compared to $1,621 for the year ended December 31, 2005. Service revenue from resellers increased $194, or 59.5%, to $520 for the year ended December 31, 2006 as compared to $326 for the year ended December 31, 2005. Service revenue from OEMs and ISVs decreased $77, or 14%, to $473 for the year ended December 31, 2006 as compared to $550 for the year ended December 31, 2005, as these services vary with the requirements of customers for custom design and modifications for our embedded products. The net increase in service revenue for the year ended December 31, 2006 is $841, or 33.7% as compared to the year ended December 31, 2005. These increases were primarily driven by increases in our customer base and the number of customers contracting for support services. We believe that our revenue from support and consulting will continue to grow during 2007.

We recognize license revenue from direct sales and licensing agreements of our products and products from third parties including e-commerce sales made via our websites, licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of mobile browsing products, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the years ended December 31, 2006 and 2005 was $22 and $17, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The increase in cost of license revenue for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily due to increased direct costs, including royalty and credit card processing expenses of $1,668, or 39.6%, to $5,878 for the year ended December 31, 2006, from increased sales of third party products including e-commerce sales. We expect the cost of licenses as a percentage of sales for 2007 will approximate that of 2006, though the quarterly results may vary based upon the mix of products sold during the particular quarter.

The increases in costs of services revenue for the year ended December 31, 2006, as compared to the year ended December 31, 2005 was primarily due to an increase in customer consulting resources and support personnel for the publishing product line which increased $385, or 50.1%, to $1,154 for the year ended December 31, 2006, partially offset by an increase in an internal allocation of resources to research and development projects from font and font technology support and consulting personnel of $57. We expect the cost of services will increase as a percentage of sales during 2007 as we continue to invest in our infrastructure so as to be able to efficiently provide for these services.

Cost of revenue includes royalties and fees paid to third parties for the development of, or license of rights to technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of products.

Operating Expenses:

	Years Ended December 31,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$3,442	17.0%	$2,936	18.8%	$506	17.2%
Research and development	4,452	22.0	3,929	25.1	523	13.3
General and administrative	2,289	11.3	2,206	14.1	83	3.8

Total operating expenses	$10,183	50.3%	$9,071	58.0%	$1,112	12.2%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The increase in M&S expense was the result of a $424, or 23.5% increase in salaries and benefits due to an increase in headcount and commissions due to the increase in commissionable sales for the year ended December 31, 2006 as compared to the year ended December 31, 2005, and a $49, or 12.5% increase in advertising and marketing activities including tradeshow participation during 2006. We expect that M&S expense will continue to increase during 2007 as we continue to increase sales personnel and marketing activities.

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expense for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily the result of an increase in personnel salary and benefit costs and the use of third-party developers totaling $498, or 16.4% during the year ended December 31, 2006, plus an increase in the utilization of customer support and consulting personnel on internal R&D projects of $57. We expect our development efforts to continue at a similar level during 2007 and expect our R&D expense to increase in absolute dollars but not as a percent of revenue.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The increase in G&A for the year ended December 31, 2006 as compared to the year ended December 31, 2005 included an increase in salaries & bonuses of $264; an increase in professional services for audit, tax and accounting work of $135; directors fees of $70, which includes non-cash stock option compensation expense of $30; and an increase in facilities costs of $43; partially offset by a decrease in legal costs of $387 (2005 legal costs included costs to defend against a trademark infringement lawsuit), and a decrease in bad debts of $26. We expect our G&A costs to increase in absolute dollars but not as a percent of revenue in 2007.

Other income and (expense), net;

	Years Ended December 31,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Legal fee reimbursement	$464	2.3%	$—	—%	$464	100.0%
Interest and other income, net	267	1.3	52	0.3	215	413.5

Total Other Income	$731	3.6%	$52	0.3%	$679	1305.8%

Other income includes interest income earned on cash and money market instruments net of interest expense. Interest income has increased due to increases in both the amount of cash and cash equivalents invested in money market instruments and the rate of interest being earned on those balances. The legal fee reimbursement resulted from the May 17, 2006 award by the U.S. District Court for the Northern District of Illinois in connection with the TrueDoc lawsuit of approximately $463,500. Monotype Imaging, Inc. and International Typeface Corporation agreed to pay the full amount of the award and dismiss their appeal if we agreed not to appeal the Court’s award set forth in the Court’s May 17, 2006 Order. We accepted the proposal, received full payment and the case was terminated.

Provision for income taxes:

	Years Ended December 31,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Provision for (benefit from) income taxes	$(17)	(0.1)%	$56	0.3%	$(73)	(130.4)%

The tax provision for the year ended December 31, 2006 included a $(22) benefit in U.S. Federal income tax due to a refund of alternative minimum tax partially offset by $5 of foreign withholding taxes. The Company’s tax provision for the year ended December 31, 2005 included foreign withholding taxes of $34 and $22 in U.S. Federal alternative minimum tax expense. Foreign taxes vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States, including Korea and Poland.

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

Provision for income taxes:

	Years Ended December 31,
	2005	% of Revenue	2004	% of Revenue	Change
					Dollars	Percent
Provision for (benefit from) income taxes	$56	0.3%	$42	0.4%	$14	33.3%

The Company’s tax provision for the years ended December 31, 2005 and 2004 was primarily due to foreign withholding taxes. The tax provision for the year ended December 31, 2005 also included $22 in U.S. Federal alternative minimum tax. Foreign taxes vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States including Korea and Poland.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of December 31, 2006, we had net working capital of $9,359 versus $4,528 at December 31, 2005, an increase of 107.6%.

Our operations generated $4,014 in cash during the year ended December 31, 2006 primarily due to our net income of $3,234, non-cash expenses for stock based compensation, depreciation and amortization of $578. Our operations generated approximately $1,204 in cash during the year ended December 31, 2005 primarily due to our $1,034 net income before adjustment for non-cash expenses of $264. Changes in operating assets and liabilities resulted in net cash savings (expenditures) of $202 and $(94) for the years ended December 31, 2006 and 2005, respectively.

Our investing activities used cash of $305 and $248 for the years ended December 31, 2006 and 2005, respectively. Additions of property and equipment and intangible assets used $305 and $248 in cash for the years ended December 31, 2006 and 2005, respectively.

Our financing activities provided cash of $1,369 and $103 for the years ended December 31, 2006 and 2005, respectively from the exercise of stock options.

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

As of December 31, 2006, we had no material commitments for capital expenditures. From time to time, we evaluate potential acquisitions of products, businesses and technologies that may complement or expand our business. Any such transactions consummated may use a portion of our working capital or require the issuance of equity or debt.

The future minimum annual lease payments, as of December 31, 2006, under our leased facilities are as follows:

	Total	2007	2008	2009
Operating Leases	$1,273	$470	$482	$321

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of license revenue on our consolidated Statement of Operations, was approximately $5,188, $3,780, and $2,786; for the years ended December 31, 2006, 2005, and 2004, respectively.

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

In September 2006, the Securities and Exchange Commission (the “SEC”) Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 does not change the SEC staff’s previous guidance in Staff Accounting Bulletin No. 99 on evaluating the materiality of misstatements. SAB 108 addresses the mechanics of correcting misstatements that include the effects from prior years. Additionally, SAB 108 requires registrants to apply the new guidance for the first time that a registrant identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. We do not anticipate the adoption of SAB 108 to have a material effect on our financial position, results of operations or cash flows.

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS,

AND DERIVATIVE COMMODITY INSTRUMENTS

As of December 31, 2006, the Company did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of the Company’s investments are short-term money market accounts and bank deposits that are carried on the Company’s books at fair market value. Accordingly, the Company has no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

The Company’s primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that, when active, the operations of our international subsidiary, Bitstream, B.V., are conducted almost exclusively in local currency. Bitstream, B.V. is currently inactive and thus we had no impact of currency exchange rate movements on inter-company transactions for the year ended December 31, 2006. International subsidiary operations, if resumed, will be translated into U.S. dollars and consolidated for reporting purposes. Currently, we do not engage in foreign currency hedging activities.

ITEM 8. Financial Statements and Supplementary Data

The index to Financial Statements appears on page F-1, the Report of Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-25.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Based on the evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act) as of December 31, 2006, each of Anna M. Chagnon, Chief Executive Officer of the Company, and James P. Dore, Chief Financial Officer of the Company, have concluded that our disclosure controls and procedures were (1) effective to ensure that information required to be disclosed by the Company in this Annual Report on Form 10-K was recorded, processed, summarized and reported within the time periods specified by the SEC and (2) designed to ensure that information required to be disclosed was accumulated and communicated to the Company’s Chief Executive Officer and Chief Financial Officer to allow for timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2006 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this report in that the Company will file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 24, 2007 that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 24, 2007.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information concerning the executive officers of the Company required by this Item is contained in the section entitled “Executive Officers of the Registrant” in Item 1, Part I of this report. The information required by this Item concerning directors is incorporated herein by reference to the information appearing in the section entitled “Nominees for Directors” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 24, 2007, and which will be filed with the SEC on or before April 30, 2007.

The information with respect to any delinquent filings of reports pursuant to Section 16(a) of the Exchange Act is incorporated herein by reference to the information appearing in the section entitled “Principal and Management Stockholders—Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 24, 2007.

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

The information with respect to audit committee financial expert and identification of the audit committee of the Board of Directors required by this Item is incorporated herein by reference to the information appearing in the section entitled “Corporate Governance” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 24, 2007.

ITEM 11. Executive Compensation

Information required by this Item is incorporated herein by reference to the information appearing in the section entitled “Executive Compensation” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 24, 2007.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item, other than the following table, is incorporated herein by reference to the information appearing in the section entitled “Principal and Management Stockholders” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 24, 2007.

The following table presents information regarding the Company’s equity compensation plans at December 31, 2006:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders (1)	2,467,329	$3.344	1,838,376
Equity compensation plans not approved by shareholders	—	$—	—

TOTAL	2,467,329	$3.344	1,838,376

(1)	Includes options and warrants granted to purchase shares of Bitstream Inc. Class A Common Stock. Information concerning the shareholder approved equity compensation plans with options adopted by MyFonts.com, Inc., the Company’s subsidiary, is not included. Additional data may be found in Note 7 in the Notes to Consolidated Financial Statements included herewith.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item, if any, is incorporated herein by reference to the information appearing in the sections entitled “Certain Relationships and Related Transactions” and “PROPOSAL No. 1-ELECTION OF DIRECTORS” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 24, 2007.

ITEM 14. Principal Accountant Fees and Services

Consistent with Section 10A(i)(2) of the Exchange Act as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services pre-approved in the fourth quarter of 2006 by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor. All audit related and non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. No such matters were brought before the Audit Committee and the audit committee did not pre-approve any amounts for services during the three months ended December 31, 2006.

The information required by this Item with respect to fees billed by the Company’s principal accountants is incorporated herein by reference to the information appearing in the section entitled “Principal Accountant Fees and Services” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 24, 2007.

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

Exhibit No.	Description
3.1.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.2.1	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

3.2.2	Bylaw Amendments adopted by the Board of Directors of the Company on November 6, 1998 (incorporated by reference to Exhibit 2 to the Company’s current report on Form 8-K filed on November 16, 1998).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

4.2	Rights Agreement dated as of November 12, 1998, between the Company and BankBoston N.A., as rights agent, which includes: as Exhibit A thereto, the form of Certificate of Designation of Series A Junior Participating, Preferred Stock of the Company; as Exhibit B thereto, the Form of Right Certificate; and as Exhibit C thereto, the summary of Rights to Purchase Preferred Shares. (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed on November 16, 1998).

10.1	1996 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

Exhibit No.	Description
10.2	1994 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

10.3	Agreement and Plan of Recapitalization dated October 28, 1994 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

10.4	Form of Indemnification Agreement between the Company, its directors and certain of its officers (incorporated by reference to Exhibit 10.9 to Pre-effective Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on October 15, 1996).

10.5	Agreement and Plan of Merger dated as of March 27, 1997 among the Company, Archetype Acquisition Corporation and Archetype, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.6	1997 Stock Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.7	Asset Purchase Agreement among the Company, Archetype, Inc., Inso Corporation and Inso Providence Corporation dated August 28, 1998 (incorporated by reference to Exhibit 99(a) to the Company’s Form 8-K filed on September 14, 1998).

10.8	Bitstream, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.9	Pageflex, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.10	MyFonts.com, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.11	Lease between MA-RIVERVIEW/245 FIRST STREET, LLC and the Company dated July 31, 2003 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003).

10.12	Stock Purchase Agreement between Extensis, Inc., DiamondSoft, Inc, Brian Berson, and Bitstream, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003).

10.13	Bitstream, Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s 2006 Proxy Statement for the June 1, 2006 Annual Meeting filed April 26, 2006).

*21.1	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

*32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(b)	REPORTS ON FORM 8-K:

NONE.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on this 30th day of March, 2007.

BITSTREAM INC.

By:	/s/ ANNA M. CHAGNON
Anna M. Chagnon
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ANNA M. CHAGNON Anna M. Chagnon	President, Chief Executive Officer, and Director	March 30, 2007

/s/ JAMES P. DORE James P. Dore	Vice President and Principal Financial and Accounting Officer	March 30, 2007

/s/ CHARLES YING Charles Ying	Chairman of the Board, and Director	March 30, 2007

/s/ AMOS KAMINSKI Amos Kaminski	Director	March 30, 2007

/s/ DAVID G. LUBRANO David G. Lubrano	Director	March 30, 2007

/s/ GEORGE B. BEITZEL George B. Beitzel	Director	March 30, 2007

BITSTREAM INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bitstream Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive net income (loss), and of cash flows present fairly, in all material respects, the financial position of Bitstream Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for share-based payments on January 1, 2006.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 30, 2007

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$10,542	$5,464
Accounts receivable, net of allowance of $33 and $38 at December 31, 2006 and 2005, respectively	2,349	1,663
Short-term investments, prepaid expenses and other current assets	410	341
Restricted cash	50	—

Total current assets	13,351	7,468

Property and equipment, net	402	315

Long-term assets:
Restricted cash	150	200
Goodwill	727	727
Intangible assets, net	87	125

Total other assets	964	1,052

Total assets	$14,717	$8,835

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$887	$664
Accrued expenses	1,680	1,191
Deferred revenue	1,425	1,085

Total current liabilities	3,992	2,940

Deferred rent	99	194

Total liabilities	4,091	3,134

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized—6,000 shares Issued and outstanding—0 at December 31, 2006 and 2005	—	—
Common stock, $0.01 par value Authorized—30,500 shares Issued 9,316 and 8,810 and outstanding 9,304 and 8,684 at December 31, 2006 and 2005, respectively	93	88
Additional paid-in capital	34,252	32,892
Accumulated deficit	(23,685)	(26,919)
Treasury stock, at cost; 12 and 126 shares at December 31, 2006 and 2005, respectively	(34)	(360)

Total stockholders’ equity	10,626	5,701

Total liabilities and stockholders’ equity	$14,717	$8,835

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	Years Ended December 31,
	2006	2005	2004
Revenue:
Software licenses	$16,910	$13,156	$9,805
Services	3,338	2,497	1,827

Total revenue	20,248	15,653	11,632
Cost of revenue:
Software licenses	6,022	4,321	3,196
Services	1,557	1,223	829

Cost of revenue	7,579	5,544	4,025

Gross profit	12,669	10,109	7,607

Operating expenses:
Marketing and selling	3,442	2,936	2,644
Research and development	4,452	3,929	3,914
General and administrative	2,289	2,206	1,784

Total operating expenses	10,183	9,071	8,342

Operating income (loss)	2,486	1,038	(735)

Gain on investment in DiamondSoft, Inc.	—	—	91
Legal fee reimbursement	464	—	—
Interest and other income, net	267	52	71

Income (loss) before provision for income taxes	3,217	1,090	(573)
Provision for (benefit from) income taxes	(17)	56	42

Net income (loss)	$3,234	$1,034	$(615)

Basic net income (loss) per share	$0.36	$0.12	$(0.07)

Diluted net income (loss) per share	$0.30	$0.11	$(0.07)

Basic weighted average shares outstanding	9,052	8,663	8,524

Diluted weighted average shares outstanding	10,660	9,514	8,524

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE NET INCOME (LOSS)

(IN THOUSANDS)

	Common Stock $.01 Par Value		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock		Total Stockholders’ Equity	Comprehensive Net Income (Loss)
	Number of Shares	$			Number of Shares	Cost
BALANCE, DECEMBER 31, 2003	8,573	$86	$32,551	$(27,338)	126	$(360)	$4,939	—

Exercise of stock options	192	2	179	—	—	—	181	—
Stock based compensation expense reclassified from accrued other expense	—	—	59	—	—	—	59	—
Net loss	—	—	—	(615)	—	—	(615)	(615)

Comprehensive net loss for the year ended December 31, 2004								$(615)

BALANCE, DECEMBER 31, 2004	8,765	$88	$32,789	$(27,953)	126	$(360)	$4,564	—

Exercise of stock options	45	—	103	—	—	—	103	—
Net income	—	—	—	1,034	—	—	1,034	1,034

Comprehensive net income for the year ended December 31, 2005								$1,034

BALANCE, DECEMBER 31, 2005	8,810	$88	$32,892	$(26,919)	126	$(360)	$5,701	—

Exercise of stock options	506	5	1,038	—	(114)	326	1,369	—
Stock based compensation expense	—	—	322	—	—	—	322	—
Net income	—	—	—	3,234	—	—	3,234	3,234

Comprehensive net income for the year ended December 31, 2006								$3,234

BALANCE, DECEMBER 31, 2006	9,316	$93	$34,252	$(23,685)	12	$(34)	$10,626	—

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,234	$1,034	$(615)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	322	—	—
Depreciation	198	185	170
Amortization	58	79	90
Gain on investment in DiamondSoft, Inc.	—	—	(91)
Changes in operating assets and liabilities:
Accounts receivable	(686)	(701)	54
Prepaid expenses and other assets	(69)	(58)	(172)
Accounts payable	223	386	(235)
Accrued expenses	399	(8)	381
Deferred revenue (long and short term)	340	293	245
Deferred rent (long and short term)	(5)	(6)	65

Net cash provided by (used in) operating activities	4,014	1,204	(108)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(285)	(218)	(105)
Additions to intangible assets	(20)	(30)	(21)
Restricted cash (long and short term)	—	50	—
Short-term investment	—	(50)	—
Investment in DiamondSoft, Inc	—	—	91

Net cash (used in) provided by investing activities	(305)	(248)	(35)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options/warrants	1,369	103	181

Net cash provided by financing activities	1,369	103	181

Net Increase (Decrease) in Cash and Cash Equivalents	5,078	1,059	38
Cash and Cash Equivalents, beginning of period	5,464	4,405	4,367

Cash and Cash Equivalents, end of period	$10,542	$5,464	$4,405

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$1	$5	$2
Cash paid for income taxes	$4	$41	$58
Stock option compensation reclassified from accrued expenses	$—	$—	$59

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

Bitstream Inc. (together with its subsidiaries, “Bitstream” or the “Company”) is a software development company focused on bringing unique software products to a wide variety of markets. Today, our core software products include award-winning fonts and font rendering technologies, mobile browsing and messaging technologies and variable data publishing and Web-to-print technologies.

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We have also experienced net losses in prior years and as of December 31, 2006 have an accumulated deficit of approximately $24 million.

(a) Use of Estimates

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

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Bitstream World Trade, Inc. (a Delaware corporation), a holding company for Bitstream, B.V. (a Dutch corporation); Pageflex, Inc. (a Delaware corporation) and MyFonts.com, Inc. (a Delaware corporation). The Company dissolved its Pageflex Inc. subsidiary and merged it into the parent, Bitstream Inc. as of January 1, 2007. All material intercompany transactions and balances have been eliminated in consolidation.

(c) Disclosures about Segments of an Enterprise

During 2004, in connection with the reorganization of our sales and marketing forces and the elimination of the General Manager position for our Pageflex, Inc. subsidiary, we changed the manner in which we measure and report our financial results and report to the Board of Directors. Prior to January 1, 2004 the Company’s CEO, its chief operating decision-maker, assessed individual performances based upon discreet financial information for three segments: Type, MyFonts, and Pageflex. Subsequent to January 1, 2004 we view our operations and manage our business as principally one segment with three major product lines: fonts and font technology, mobile browsing and messaging technology, and publishing technology. In connection with this reorganization, we reassessed our segment disclosure requirements under SFAS No. 131 “Disclosure about Segments of an Enterprise and Related information” and as a result we are reporting our operations as one segment. Prior year segment disclosure has been modified to conform with the current year classification.

(d) Revenue Recognition

We derive revenue from the license of our software products, and from consulting, and support and maintenance services. License revenue is recognized when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

We receive and recognize licensing fees and royalty revenue from: (1) Original Equipment Manufacturer (“OEM”) and Independent Software Vendor (“ISV”) customers for font rendering and page composition

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

technologies; (2) direct and indirect licenses of software publishing applications for the creation, enhancement, management, transport, viewing and printing of electronic information; (3) direct sales of custom design and consulting services to end users such as graphic artists, desktop publishers, corporations and resellers; and (4) sales of fonts and publishing applications to foreign customers primarily through distributors and resellers.

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

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and when collection is probable. Revenue related to extended payment programs is recognized when payment becomes due to the Company. End user sales include e-commerce revenue generated from our websites from the licensing of Bitstream fonts, subscription licenses for the ThunderHawk browser, licensing of fonts developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and for the years ended December 31, 2006, 2005, and 2004 was $22, $17, and $13, respectively. There are minimal costs associated with the referral program, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. We expense those costs as incurred.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We generally warrant that our products will function substantially in accordance with documentation provided to customers for approximately 90 days following initial delivery. We have not incurred any expenses related to warranty claims.

(e) Research and Development Expenses

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

(f) Stock-Based Compensation

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

The adoption of SFAS 123R had a material impact on our consolidated financial position, results of operations and cash flows. See Note 7 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for prior periods as if we had recorded stock-based compensation expense.

(g) Cash and Cash Equivalents

As of December 31, 2006, cash and cash equivalents included bank deposits and money market instruments. We consider all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and record such investments at cost, which approximates market value.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following (in thousands):

	December 31,
	2006	2005
Equipment and computer software	$3,049	$2,875
Purchased software	441	419
Furniture and fixtures	399	380
Leasehold improvements	120	81

	4,009	3,755
Less—Accumulated depreciation and amortization	3,607	3,440

Property and equipment, net	$402	$315

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment and computer software	3 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was $198, $185, and $170, respectively.

(i) Fair Value of Financial Instruments

Our financial instruments consist of cash equivalents, short-term investments, accounts receivable, restricted cash, and accounts payable. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2006 and 2005 due to the short-term nature of these instruments.

(j) Foreign Currency Translation

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

(k) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments in one highly-rated financial institution. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At December 31, 2006, two customers accounted for 13% and 10% of our accounts receivable, respectively. We do not have any off-balance sheet risks as of December 31, 2006. At December 31, 2005, two customers accounted for 17% and 11% of our accounts receivable, respectively. For the years ended December 31, 2006 and 2005, no single customer accounted for 10% or greater of our revenue.

(l) Goodwill and other intangible assets (in thousands, except per share amounts)

Goodwill consists of the following:

	December 31,
	2006	2005
Acquisition of Type Solutions, Inc.	$228	$228
Acquisition of Alaras Corporation.	499	499

Total Goodwill	$727	$727

We follow the accounting and reporting requirements for goodwill and other intangible assets as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, or more frequently if impairment indicators arise. We have determined that we do not have separate reporting units and thus goodwill is tested for impairment based upon an enterprise wide valuation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” separable intangible assets that have finite lives are amortized over their useful lives.

In connection with our adoption of SFAS 142, we reassessed the useful lives and the classification of our identifiable intangible assets and determined that they continue to be appropriate.

The components of the Company’s amortized intangible assets follow:

	December 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$76	$(76)	$0	$76	$(72)	$4
Technology-based	531	(444)	87	511	(390)	121

Total	$607	$(520)	$87	$587	$(462)	$125

Amortization expense for finite-lived intangible assets for the years ended December 31, 2006, 2005 and 2004 was $58, $79, and $90, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2007	$40
2008	27
2009	11
2010	6
2011	3

$87

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(m) Recently Issued Accounting Standards

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

In September 2006, the Securities and Exchange Commission (the “SEC”) Staff issued Staff Accounting Bulletin No. 108 (“SAB 108”) addressing how the effects of prior-year uncorrected financial statement misstatements should be considered in current-year financial statements. SAB 108 requires registrants to quantify misstatements using both balance-sheet and income-statement approaches and to evaluate whether either approach results in quantifying an error that is material in light of relative quantitative and qualitative factors. SAB 108 does not change the SEC staff’s previous guidance in Staff Accounting Bulletin No. 99 on evaluating the materiality of misstatements. SAB 108 addresses the mechanics of correcting misstatements that include the effects from prior years. Additionally, SAB 108 requires registrants to apply the new guidance for the first time that a registrant identifies material errors in existence at the beginning of the first fiscal year ending after November 15, 2006 by correcting those errors through a one-time cumulative effect adjustment to beginning-of-year retained earnings. We do not anticipate the adoption of SAB 108 to have a material effect on our financial position, results of operations or cash flows.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	2006	2005	2004
Weighted average shares outstanding	9,052	8,663	8,524
Dilutive effect of options	1,590	851	—
Dilutive effect of warrants	18	—	—

Shares used to compute diluted net income (loss) per share	10,660	9,514	8,524

If we had reported a profit for the year ended December 31, 2004, the potential common shares would have increased the weighted average shares outstanding by 539. In addition, there were warrants and options outstanding to purchase 330, 530 and 744 shares for the years ended December 31, 2006, 2005, and 2004, respectively, that were not included in the potential common share computations because their exercise prices were greater than the average market price of our common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(3) Investment (in thousands)

On March 13, 1998, we made a $500 or 25% equity investment, accounted for under the equity method, in DiamondSoft, Inc. (“DiamondSoft”), a California corporation primarily engaged in the business of developing, marketing and distributing software tools to a variety of professional markets. During the year ended December 31, 2001, we made additional investments totaling $410 in DiamondSoft, resulting in an increase in our ownership percentage to 31.7% at December 31, 2001. This ownership percentage remained unchanged until July 1, 2003 when in connection with the acquisition of DiamondSoft by Extensis, a division of Celartem, Inc., we sold our shares in DiamondSoft to Extensis in a cash transaction resulting in a realized and recognized gain on our investment of $399. Our investment in DiamondSoft as of June 30, 2003 was $940 and we received $1,339 in cash from this transaction on July 1, 2003. In addition, the purchase agreement called for $300 of the purchase price to be placed in escrow to provide security for escrow and indemnification obligations as set forth in the purchase agreement. We deferred recognition of our $91 share of this escrow balance until June 30, 2004 when the amount to be received became fixed and determinable. This gain for the year ended December 31, 2004 is included in the accompanying consolidated statements of operations.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying consolidated statements of operations as a percentage of pre-tax income is as follows:

	Years Ended December 31,
	2006	2005	2004
Computed expected federal tax provision (benefit)	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.8	5.9	6.0
Foreign taxes, including withholding taxes	0.2	3.1	(7.3)
Domestic net operating loss carryforwards and change in valuation allowance	(44.6)	(40.6)	(40.0)
Other	3.1	2.7	—

Provision for income taxes per accompanying consolidated statement of operations	(0.5)%	5.1%	(7.3)%

Our tax provision includes foreign taxes which vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States including Korea, Israel and Poland. The following is a summary of the components of the provision for income taxes:

	Years Ended December 31,
	2006	2005	2004
Current:
Federal (benefit) expense	$(22)	$22	$—
State	—	—	—
Foreign	5	34	42

Total	$(17)	$56	$42

The significant items composing the deferred tax asset are as follows:

	Years Ended December 31,
	2006	2005
Net operating loss carryforwards	$5,215	$7,046
Tax credit carryforwards	1,530	1,883
Other temporary differences	232	217

Gross deferred tax asset	6,977	9,146
Valuation allowance	(6,977)	(9,146)

Net deferred tax asset	$—	$—

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, we have recorded a deferred tax asset of approximately $1,183 related to the benefit of deductions from stock options. When and if we realize this asset, this benefit will be recorded as a credit to additional paid-in capital. The following is a summary of foreign and domestic pretax income (loss):

	Years Ended December 31,
	2006	2005	2004
Foreign	$—	$—	$83
Domestic	3,217	1,090	(656)

Total pretax income (loss)	$3,217	$1,090	$(573)

At December 31, 2006, we have available federal and state net operating loss (“NOLs”) carryforwards for income tax purposes and federal and state tax credit carryforwards to reduce future federal and state income taxes, if any. Utilization of these NOLs is subject to certain annual limitations in accordance with certain tax laws and regulations. These net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service. As of December 31, 2006, we have federal and state tax NOL carryforwards of $ 14,085 and $6,679, respectively. These NOL carryforwards begin to expire in 2011 and 2007, respectively. As of December 31, 2006, we have federal and state research and development tax credit carryforwards of $834 and $292, respectively. These research and development tax credit carryforwards begin to expire in 2009 and 2016, respectively. As of December 31, 2006, we have foreign tax credit carryforwards of $404. These foreign tax credit carryforwards begin to expire in 2011.

We have determined that it is more likely than not that the deferred tax assets will not be realized, therefore, a valuation allowance has reduced the deferred tax assets to zero.

(5) Accrued Expenses, (in thousands)

Accrued expenses consist of the following:

	December 31,
	2006	2005
Payroll and other compensation	$1,279	$852
Accrued professional and consulting services	187	207
Deferred rent	90	—
Accrued royalties	69	83
Other	55	49

Total	$1,680	$1,191

(6) Commitments and Contingencies, (in thousands):

Lease commitments

We conduct our operations in leased facilities. In August 2003, we moved our corporate offices and entered into a six-year lease agreement. The new lease agreement commenced on September 1, 2003 and obligated us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. This lease agreement also required us to obtain a Letter of Credit in the amount of $250, which resulted in $250 in cash being classified as restricted on our Balance Sheet. The amount was reduced to $200 on the second anniversary and will be reduced further to $150 on the fourth anniversary of

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the lease. Rent expense charged to operations for the years ended December 31, 2006, 2005 and 2004 was approximately $547, $512, and $457, respectively.

The future minimum annual lease payments, as of December 31, 2006, under our leased facilities are as follows:

	Total	2007	2008	2009
Operating Leases	$1,273	$470	$482	$321

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of software license revenue on our consolidated Statement of Operations, was approximately $5,188, $3,780, and $2,786, for the years ended December 31, 2006, 2005, and 2004, respectively.

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

Legal Actions

On June 24, 2003, Monotype Imaging, Inc. (formerly Agfa Monotype Corporation) and International Typeface Corporation filed a complaint in the U.S. District Court for the Northern District of Illinois Eastern Division claiming that we, through our TrueDoc software, infringed trademarks and copyrights and violated the Digital Millennium Copyright Act. A judge of the U.S. District Court for the Northern District of Illinois Eastern Division ruled in our favor on all counts. In her opinion issued on July 12, 2005, the Judge found that we were not liable under any claims of contributory infringement, contributory trademark infringement, or infringement under the Digital Millennium Copyright Act. Previously, on April 21, 2005, the court held that we were not liable under claims for direct copyright or trademark infringement or for vicariously infringing Monotype Imaging, Inc.’s and International Typeface Corporation’s copyrights. Monotype Imaging, Inc. subsequently filed a Notice of Appeal with the court. On May 17, 2006 the U.S. District Court for the Northern District of Illinois in connection with the TrueDoc lawsuit awarded Bitstream approximately $463,500 for legal fees, costs and expenses. Monotype Imaging, Inc. and International Typeface Corporation agreed to pay the full amount of the award and dismiss their appeal if we agreed not to appeal the Court’s award set forth in the Court’s May 17, 2006 Order. We accepted the proposal, received full payment and the case has been terminated.

From time to time, in addition to the infringement case identified above, we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of December 31, 2006 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

(7) Stock-based Compensation Plans and Stock-based Compensation Expense (in thousands, except per share amounts )

(a) General

We have the following authorized capital: 30,500 shares of Common Stock, $0.01 par value, (30,000 of which are shares of Class A Common Stock and 500 of which are shares of Class B Common Stock), and 6,000 shares of preferred stock, $0.01 par value. Class A Common stockholders have voting rights. Class A Common stockholders have the option, at any time, to convert any or all shares of Class A Common Stock held into an equal number of shares of Class B Common Stock. The Class B Common Stock has rights similar to Class A Common Stock, except Class B Common Shares are nonvoting. The Class B Common stockholders have the option to convert any or all shares of Class B Common Stock held into an equal number of shares of Class A Common Stock, to the extent such stockholder and its affiliates shall be permitted to own, control or have the power to vote such Class A Common Stock under any law, rule or regulation at the time applicable to such stockholder or its affiliates. All outstanding shares of Common Stock as of December 31, 2006 and 2005 represent Class A Common Stock.

(b) Stock-based Compensation Expense

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

Prior to January 1, 2006, we accounted for share-based compensation to employees in accordance with Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. We also followed the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation.” We have elected to adopt the modified prospective transition method as provided by SFAS No. 123(R) and, accordingly, financial statement amounts for the periods prior to January 1, 2006 presented in this Form 10-K have not been restated to reflect the fair value method of expensing share-based compensation.

We currently estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. We do not anticipate paying any cash

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include but are not limited to, the issuance of new options. The following table summarizes the assumptions we utilized for grants of options in the year ended December 31, 2006:

Year Ended December 31, 2006
Risk-free interest rates	4.69% to 4.90%
Expected dividend yield	None
Expected term	5 Years
Expected volatility	91.05% to 92.05%

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

As a result of the adoption of SFAS No. 123R, our results for the year ended December 31, 2006 includes $322 of stock-based compensation within the applicable expense classification where we report the option holders’ compensation cost. The following table presents stock-based compensation expense included in our consolidated statement of operations:

Year Ended December 31, 2006
Cost of revenue—software licenses	$1
Cost of revenue—services	24
Marketing and selling	74
Research and development	62
General and administrative	161

Share-based compensation expense before tax	322
Income tax benefit	—
Net compensation expense	$322

Prior to fiscal 2006, no material compensation cost related to share-based awards to employees was recognized in our consolidated statement of operations.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No compensation cost has been recognized for employee share-based awards for the years ended December 31, 2005 or 2004. Had compensation cost been determined based on the fair value at the grant dates, our net income (loss) would have been the pro forma amounts indicated in the table below.

	Years Ended December 31,
	2005	2004
Net income (loss):
As reported	$1,034	$(615)
Deduct: Total stock-based compensation expense determined under fair value based method for all grants, net of related tax effects	379	774

Pro forma	$655	$(1,389)

Basic net income (loss) per share:
As reported	$0.12	$(0.07)
Pro forma	$0.08	$(0.16)

Diluted net income (loss) per share:
As reported	$0.11	$(0.07)
Pro forma	$0.07	$(0.16)

For purposes of computing pro forma net income (loss), we estimate the fair value of all option or warrant grants outstanding to employees as of December 31, 2005 using the Black Scholes option pricing model prescribed by SFAS No. 123. Assumptions used and weighted average information are as follows:

Years Ended December 31,
	2005	2004
Risk-free interest rates	3.69% to 3.76%	3.01% to 3.87%
Expected dividend yield	—	—
Expected lives	5 Years	5 Years
Expected volatility	100.7% to 104.5%	112.9% to 116.1%

(c) Stock-based Compensation Plans:

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option programs critical to our operation and productivity. Currently, we grant options from the 2006 Bitstream Incentive Compensation Plan (“the Plan”). All existing stock-based compensation plans adopted by our Board of Directors as of December 31, 2006 authorized grants of restricted stock, warrants, incentive stock options and nonqualified stock options to purchase shares of Bitstream Inc. Class A Common Stock. Options granted under these plans are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. Non-qualified options and warrants are generally granted at fair market value and expire no later than 10 years from the date of grant. All options and warrants granted under these plans through June 30, 2006 vest annually over a three-year period assuming continued service and all options and warrants granted subsequent to June 30, 2006 vest annually over a four-year period assuming continued service. In addition, the plans provide that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2006, we have available for issuance 1,838 shares of Class A Common Stock pursuant to the various stock plans. The Company may issue common stock from previously authorized but unissued shares or from previously issued shares that are held in treasury to satisfy option exercises. As of December 31, 2006, we had reserved 4,306 shares of common stock for issuance under our Plans.

The aggregate intrinsic value of outstanding options and warrants as of December 31, 2006 was $5,734 of which $4,148 related to exercisable options and warrants. The intrinsic value of options exercised in the year ended December 31, 2006 was $1,297 and the intrinsic value of options that vested during the year was $381. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option. The total non-cash compensation cost after forfeiture assumptions not yet recognized as of December 31, 2006 related to non-vested awards was $ 1,237 which will be recognized over a weighted-average period of 3.5 years. During year ended December 31, 2006, there were four shares forfeited with a weighted average grant date fair value of $10. The weighted average remaining contractual life for options and warrants exercisable at December 31, 2006 was 3.34 years.

On February 11, 2000, the Board of Directors adopted the MyFonts.com, Inc. 2000 Stock Plan, under which we are authorized to grant warrants, incentive stock options and nonqualified stock options to purchase up to 3,000 shares of Common Stock in this subsidiary. Options granted are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive or non-qualified stock options, shall be no less than the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. In addition, this plan provides that options granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the subsidiary or a change in control of the subsidiary. All options granted under this plan have vested annually over a three-year period. As of December 31, 2006 we have 1,375 shares of MyFonts.com, Inc. Common Stock available for issuance. We have not granted options to purchases shares in our subsidiary since 2001 and we do not intend to grant, any additional options under this plan.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options:

Stock option activity under all Bitstream, Inc. stock option plans for the years ended December 31, 2006, 2005 and 2004 is as follows:

	Number of Options	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term (In years)
Outstanding, December 31, 2003	2,682	$2.22	5.48	$6,041
Exercised	(152)	1.46		(583)
Canceled	(50)	3.59		(167)
Forfeited	(106)	3.82		(315)
Granted	355	2.17		572

Outstanding, December 31, 2004	2,729	2.23	5.18	5,548
Exercised	(45)	2.30		(95)
Canceled	(29)	4.74		(130)
Forfeited	(5)	2.45		(9)
Granted	54	2.45		92

Outstanding, December 31, 2005	2,704	2.21	4.27	5,406
Exercised	(620)	2.21		(1,297)
Canceled	—	—		—
Forfeited	(4)	2.55		(10)
Granted	327	5.68		1,352

Outstanding, December 31, 2006	2,407	2.68	4.59	$5,451

Exercisable, December 31, 2006	1,935	$2.21	3.43	$3,865

Exercisable, December 31, 2005	2,387	$2.22	3.61	$4,900

Exercisable, December 31, 2004	2,282	$2.24	4.42	$4,798

Weighted average fair value of options granted during the year ended December 31, 2006				$4.14

The weighted average fair value of options granted during the years ended December 31, 2005 and 2004 were $1.71 and $1.62, respectively.

Range of Exercise Prices	Weighted Average Remaining Contractual Life in Years	Options Outstanding		Options Exercisable
		Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.34 - $1.38	1.97	38	$1.37	38	$1.37
1.50 - 2.03	3.12	1,553	1.81	1,485	1.82
2.34 - 3.13	6.75	222	2.73	145	2.74
3.96 - 4.75	7.25	477	4.28	264	4.14
7.97 - 8.81	9.94	117	7.99	3	8.81

$1.34 - $8.81	4.59	2,407	$2.68	1,935	$2.21

We did not grant stock options for stock in MyFonts.com, Inc., during any of the three years ended December 31, 2006. Stock options outstanding and exercisable at December 31, 2006 for the MyFonts.com, Inc. Common Stock, were 1,369.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants

There was no activity for the year ended December 31, 2006 involving warrants for the purchase of Bitstream Inc. Class A Common Stock. All warrants previously granted under these plans have vested annually over a three-year period.

	Number of Warrants	Weighted Average		Aggregate Intrinsic Value
		Exercise Price	Remaining Contractual Term (In years)
Outstanding, December 31, 2003	103	$3.31	3.06	$480
Exercised	(40)	0.90		(188)
Canceled	—	—		—
Forfeited	—	—		—
Granted	—	—		—

Outstanding, December 31, 2004	63	4.84	2.19	292
Exercised	—	—		—
Canceled	(3)	3.00		(9)
Forfeited	—	—		—
Granted	—	—		—

Outstanding, December 31, 2005	60	4.94	1.19	283
Exercised	—	—		—
Canceled	—	—		—
Forfeited	—	—		—
Granted	—	—		—

Outstanding, December 31, 2006	60	$4.94	0.44	$283

Exercisable, December 31, 2006	60	$4.94	0.44	$283

Exercisable, December 31, 2005	60	$4.94	1.19	$283

Exercisable, December 31, 2004	63	$4.84	2.19	$292

No warrants were granted during the three years ended December 31, 2006.

Range of Exercise Prices	Weighted Average Remaining Contractual Life, in Years	Warrants Outstanding and Exercisable	Weighted Average Exercise Price
$4.94 -$4.94	0.44	60	$4.94

$4.94 -$4.94	0.44	60	$4.94

(8) Employee Benefit Plan ( in thousands):

Bitstream has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, we may, but are not obligated to, match a portion of the employee’s contribution up to a defined maximum. We contributed $75, $63, and $58, for the years ended December 31, 2006, 2005, and 2004, respectively.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Geographical Reporting ( in thousands):

We attribute revenues to different geographical areas on the basis of the location of the customer. All of our product sales for the years ended December 31, 2006, 2005 and 2004 were shipped from our headquarters located in the United States. Revenues by geographic area are as follows:

	Years Ended December 31,
	2006	2005	2004
*Revenue:
United States	$16,865	$12,598	$9,373
Canada	1,047	738	119
Japan	389	323	529
United Kingdom (UK)	598	754	549
Other ( Countries less than 5% individually, by Region)
Europe, excluding UK	1,262	846	899
Asia, excluding Japan	38	270	103
Other	49	124	60

Total revenue	$20,248	$15,653	$11,632

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

(10) Subsequent Events

Pageflex Inc. Dissolution

The Company dissolved its Pageflex Inc. subsidiary and merged it into the parent, Bitstream Inc. as of January 1, 2007. This merger had no affect on the consolidated financial statements or operations.

India Bitstream Pvt. Ltd.

In 2007, the Company has started the legal process of establishing a subsidiary in India. This process is expected to be complete during the second quarter of 2007.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) Quarterly Financial Data, (Unaudited)

The following tables (presented in thousands, except per share amounts) set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2006.

	Year Ended December 31, 2006
	First	Second	Third	Fourth	Annual
Revenue	$4,555	$4,992	$5,153	$5,548	$20,248
Gross profit	$2,794	$3,143	$3,214	$3,518	$12,669
Income from operations	$390	$773	$851	$472	$2,486
Net income	$398	$1,253	$953	$630	$3,234
Basic net income per share	$0.05	$0.14	$0.10	$0.07	$0.36
Diluted net income per share	$0.04	$0.12	$0.09	$0.06	$0.30

	Year Ended December 31, 2005
	First	Second	Third	Fourth	Annual
Revenue	$3,396	$3,808	$3,831	$4,618	$15,653
Gross profit	$2,075	$2,442	$2,508	$3,084	$10,109
(Loss) income from operations	$(85)	$(6)	$330	$799	$1,038
Net (loss) income	$(72)	$6	$312	$788	$1,034
Basic net (loss) income per share	$(0.01)	$0.00	$0.04	$0.09	$0.12
Diluted net (loss) income per share	$(0.01)	$0.00	$0.03	$0.08	$0.11

Quarterly income (loss) per share totals differ from annual income (loss) per share due to dilution and rounding.

(12) Valuation and qualifying accounts (in thousands)

Accounts receivable reserves:	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Balance at End of Year
December 31, 2006	$38	$46	$—	$(51)	$33
December 31, 2005	$26	$72	$—	$(60)	$38
December 31, 2004	$26	$—	$—	$—	$26