Form 10-Q
period 2007-03-31
BITSTREAM INC
filed 2007-05-15
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

On May 11, 2007, there were 9,645,128 shares of Class A Common Stock, par value $0.01 per share issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$11,688	$10,542
Accounts receivable, net of allowance of $63 and $33 at March 31, 2007 and December 31, 2006, respectively	2,172	2,349
Short-term investments, prepaid expenses and other current assets	470	410
Restricted cash	50	50

Total current assets	14,380	13,351

Property and equipment, net	437	402

Other long-term assets:
Restricted cash	150	150
Goodwill	727	727
Intangible assets, net	92	87

Total other assets	969	964

Total assets	$15,786	$14,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,104	$887
Accrued expenses	932	1,680
Deferred revenue	1,355	1,425

Total current liabilities	3,391	3,992

Deferred rent	89	99

Total liabilities	3,480	4,091

Commitments and contingencies (Note 5)
Stockholders’ equity :
Preferred stock, $0.01 par value, Authorized – 6,000 shares, Issued and outstanding- 0 at March 31, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value Authorized—30,500 shares Issued 9,645 and 9,316, and outstanding 9,645 and 9,304 at March 31, 2007 and December 31, 2006, respectively	96	93
Additional paid-in capital	35,179	34,252
Accumulated deficit	(22,969)	(23,685)
Treasury stock, at cost; 0 and 12 shares at March 31, 2007 and December 31, 2006, respectively	—	(34)

Total stockholders’ equity	12,306	10,626

Total liabilities and stockholders’ equity	$15,786	$14,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Revenue:
Software licenses	$4,472	$3,715
Services	1,019	840

Total revenue	5,491	4,555
Cost of revenue:
Software licenses	1,708	1,385
Services	492	376

Cost of revenue	2,200	1,761

Gross profit	3,291	2,794

Operating expenses:
Marketing and selling	992	756
Research and development	1,112	1,089
General and administrative	584	560

Total operating expenses	2,688	2,405

Operating income	603	389

Interest and other income, net	124	20

Total other income and expense	124	20

Income before provision for income taxes	727	409
Provision for income taxes	11	11

Net income	$716	$398

Basic net income per share	$0.08	$0.05

Diluted net income per share	$0.07	$0.04

Basic weighted average shares outstanding	9,409	8,745

Diluted weighted average shares outstanding	10,931	10,373

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) (Unaudited)

	Three Months Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$716	$398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	54	51
Amortization	13	17
Share-based compensation.	121	62
Changes in operating assets and liabilities:
Accounts receivable	177	62
Prepaid expenses and other assets	(60)	(79)
Accounts payable	217	156
Accrued expenses	(748)	(413)
Deferred revenue	(70)	194
Deferred rent	(10)	(1)

Net cash provided by operating activities	410	447

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(89)	(57)
Additions to intangible assets	(18)	—

Net cash used in investing activities	(107)	(57)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options/warrants	843	539

Net cash provided by financing activities	843	539

Net Increase in Cash and Cash Equivalents	1,146	929
Cash and Cash Equivalents, beginning of period	10,542	5,464

Cash and Cash Equivalents, end of period	$11,688	$6,393

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

Bitstream Inc. (together with its subsidiaries, “Bitstream” or the “Company”) is a software development company focused on bringing unique software products to a wide variety of markets. Today, our core software products include award-winning fonts and font rendering technologies, mobile browsing and messaging technologies and variable data publishing and Web-to-print technologies. Visit Bitstream on the Web at http://www.bitstream.com. Information included on our website is not incorporated into this Form 10-Q.

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We have also experienced net losses in prior years and as of March 31, 2007 have an accumulated deficit of $23 million.

The accompanying condensed consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes. The preparation of the accompanying condensed consolidated financial statements requires the use of certain estimates by us in determining our assets, liabilities, revenues and expenses. Actual results may differ from these estimates.

(a) Basis of Presentation

Our condensed consolidated financial statements presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles. The balance sheet information at December 31, 2006 has been derived from our audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-K, which was filed with the SEC on March 30, 2007. The condensed consolidated balance sheet as of March 31, 2007, the condensed consolidated statements of operations for the three month periods ended March 31, 2007 and 2006, and the condensed consolidated statement of cash flows for the three months ended March 31, 2007 and 2006, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company for these interim periods.

The results of operations for the three months ended March 31, 2007 may not necessarily be indicative of the results to be expected for the year ending December 31, 2007.

(b) Income Taxes

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our tax provision for the three months ended March 31, 2007 consisted of $11 of foreign withholding taxes. The Company did not have a provision for U.S. Federal tax during this period due to Net Operating Loss and Tax Credit carry forwards. The tax provision for the three months ended March 31, 2006 consisted of $9 in U.S. Federal alternative minimum tax and foreign withholding taxes of $2. Foreign taxes vary with OEM license royalties from customers in countries who are party to tax conventions with the United States, including Korea and Poland.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”) an interpretation of FASB Statement No. 109 (“SFAS 109”) on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and also at March 31, 2007, we had no unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2007, we had no accrued interest or penalties related to uncertain tax positions.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

As of December 31, 2006, we had federal and state NOL carryforwards of approximately $14,085 and $6,679, respectively, and federal and state research and development credit carryforwards of approximately $834 and $292, respectively, which can be used to offset future federal and state income tax liabilities and expire at various dates through 2016. Foreign tax credit carryforwards of approximately $404 can be used to offset future federal tax liabilities and expire at various dates through 2011.

Utilization of NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership change limitations that have occurred previously or that could occur in the future provided by Section 382 of the Internal Revenue Code of 1986, as well as similar state provisions. These ownership changes may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. Until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

(c) Cash and Cash Equivalents

As of March 31, 2007, cash and cash equivalents included bank deposits and money market instruments. We consider all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and record such investments at cost, which approximates market value.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(d) Property and Equipment (in thousands)

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following:

	March 31, 2007	December 31, 2006
Equipment and computer software	$3,098	$3,049
Purchased software	479	441
Furniture and fixtures	399	399
Leasehold improvements	122	120

	4,098	4,009

Less — Accumulated depreciation and amortization	3,661	3,607

Property and equipment, net	$437	$402

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment and computer software	3 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

Depreciation expense for the three months ended March 31, 2007 and 2006 was $54 and $51, respectively.

(e) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments in one highly-rated financial institution, the balance of which may exceed federally insured deposit limits. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At March 31, 2007, one customer accounted for 19% of our accounts receivable. We do not have any off-balance sheet risks as of March 31, 2007. At December 31, 2006, two customers accounted for 13% and 10% of our accounts receivable, respectively. No single customer accounted for 10% or more of our revenue for the three months ended March 31, 2007 or March 31, 2006.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(f) Goodwill and other intangible assets (in thousands)

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

	March 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$80	$(76)	$4	$76	$(76)	$0
Technology-based	545	(457)	88	531	(444)	87

Total	$625	$(533)	$92	$607	$(520)	$87

Amortization expense for finite-lived intangible assets for the three months ended March 31, 2007 and 2006 was $13, and $17, respectively. Estimated amortization for the five succeeding years is as follows:

Estimated Amortization Expense:
2007, remainder	$30
2008	31
2009	15
2010	10
2011	6
2012	0

$92

(g) Comprehensive Income

SFAS No. 130, Reporting Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Our comprehensive income is equal to our net income for all periods presented.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(h) Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We are currently assessing the provisions of SFAS 159.

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

	Three Months Ended March 31,
	2007	2006
Basic weighted average shares outstanding	9,409	8,745
Dilutive effect of options	1,503	1,618
Dilutive effect of warrants	19	10

Shares used to compute diluted net income per share	10,931	10,373

In addition, there were warrants and options outstanding to purchase 108 and 3 shares for the three months ended March 31, 2007 and March 31, 2006, respectively, that were not included in the potential common share computations because their exercise prices were greater than the average market price of our common stock.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3) Equity-based Compensation Expense (in thousands )

No equity-based awards were granted during the three months ended March 31, 2007 or the three months ended March 31, 2006.

Our results for the three month period ended March 31, 2007 and 2006 include $121 and $62, respectively, of share-based compensation within the applicable expense classification where we report the option holders’ compensation cost. The following table presents share-based compensation expense included in our condensed consolidated statement of operations:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Cost of revenue- software licenses	$1	$—
Cost of revenue- services	17	4
Marketing and selling	14	18
Research and development	38	6
General and administrative	51	34

Share-based compensation expense before tax	121	62
Income tax benefit	—	—
Net compensation expense	$121	$62

4) Accrued Expenses, (in thousands)

Accrued expenses consist of the following:

	March 31, 2007	December 31, 2006
Payroll and other compensation	$547	$1,279
Accrued professional and consulting services	234	187
Deferred rent	47	90
Accrued royalties	26	69
Other	78	55

Total	$932	$1,680

5) Commitments and Contingencies, (in thousands):

Lease commitments

We conduct our operations in leased facilities. In August 2003, we entered into a six-year lease agreement and moved our corporate offices to our current location. Our current lease agreement commenced on September 1, 2003 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. This lease agreement also required us to obtain a Letter of Credit in the amount of $250, which resulted in $250 in cash being classified as restricted on our Balance Sheet. The amount was reduced to $200 on the second anniversary of the lease and will be reduced further to $150 on the fourth anniversary of the lease.

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

Legal Actions

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of March 31, 2007 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

6) Geographical Reporting ( in thousands):

We attribute revenues to different geographical areas on the basis of the location of the customer. All of our product sales for the three months ended March 31, 2007 and 2006 were shipped from our headquarters located in the United States. Revenues by geographic area are as follows:

	Three Months Ended March 31,
	2007	2006
*Revenue:
United States	$4,701	$3,966
United Kingdom (UK)	268	143
Other (Countries less than 5% individually, by Region)
Europe, excluding UK	177	273
Asia	152	119
Other , including Canada	193	54

Total revenue	$5,491	$4,555

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

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

We maintain our executive offices at 245 First Street, 17th Floor, Cambridge, Massachusetts 02142-1270. Our telephone number is (617) 497-6222 and we maintain websites at www.bitstream.com, www.myfonts.com, and www.pageflex.com. Investors may obtain copies of our filings with the Securities and Exchange Commission (the “SEC”) free of charge from our website at www.bitstream.com or from the SEC’s website at www.sec.gov.

CRITICAL ACCOUNTING POLICIES

We incorporate by reference the section “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies” of our Annual Report on Form 10-K for the year ended December 31, 2006 filed on March 30, 2007. No changes have been made to these policies since December 31, 2006.

FORWARD LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of our products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in our filings with the Securities and Exchange Commission (“SEC”), including those risks and uncertainties discussed under the Forward Looking Statements section in our Annual Report filed with the SEC on Form 10-K on March 30, 2007. The forward-looking statements contained herein represent our judgment as of the date of this report, and we caution readers not to place undue reliance on such statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS (in thousands, except percentages)

Gross Profit:

	Three Months Ended March 31,
		% of Revenue	2006	% of Revenue	Change
	2007				Dollars	Percent
Revenue
Software licenses	$4,472	81.4%	$3,715	81.6%	$757	20.4%
Services	1,019	18.6	840	18.4	179	21.3

Total revenue	5,491	100.0	4,555	100.0	936	20.5
Cost of Revenue
Software licenses	1,708	38.2	1,385	37.3	323	23.3
Services	492	48.3	376	44.8	116	30.9

Total cost of revenue	2,200	40.1	1,761	38.7	439	24.9

Gross Profit	$3,291	59.9%	$2,794	61.3%	$497	17.8%

License revenue from OEMs and ISVs increased $261, or 32.4%, to $1,066 for the three months ended March 31, 2007 as compared to $805 for the three months ended March 31, 2006. License revenue from direct sales, which includes e-commerce sales, increased $593 or 23.2% to $3,151 for the three months ended March 31, 2007 as compared to $2,558 for the three months ended March 31, 2006. License revenue from resellers decreased $97, or 27.6%, to $255 for the three months ended March 31, 2007 as compared to $352 for the three months ended March 31, 2006. License revenue varies between quarters due to the timing of license agreements. While sales through resellers decreased, direct license revenue increased due to increases in the volume and variety of fonts and publishing products licensed during the first three months of 2007. The increase in OEM and ISV revenue was due to an increase in new licenses, as well as an increase in license renewals and royalties received under existing license agreements resulting from increases in reported unit shipments by certain OEM customers. We believe that new customer acquisition, current customers adding licenses for existing and new products and additional unit shipments by OEM customers will result in increased revenue for the remainder of 2007 as compared to 2006.

The increase in revenue from services was primarily due to increases in maintenance contracts and consulting services associated with our publishing product line. Service revenue from direct sales increased $218, or 40.5%, to $756 for the three months ended March 31, 2007 as compared to $538 for the three months ended March 31, 2006. Service revenue from resellers increased $19, or 15.4%, to $142 for the three months ended March 31, 2007 as compared to $123 for the three months ended March 31, 2006. These increases were primarily driven by increases in our customer base and customer demand for consulting and design services. These increases were partially offset by a decrease in service revenue from OEMs and ISVs, which decreased $58, or 32.4%, to $121 for the three months ended March 31, 2007 as compared to $179 for the three months ended March 31, 2006. We believe that our total services revenue for 2007 will continue to exceed the level attained during 2006.

We recognize license revenue from direct sales and from licensing our products and products from third parties via our websites, from licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue, if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three months ended March 31, 2007 and 2006 was $8 and $5, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The increase in cost of license revenue for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily due to an increase in direct costs, including royalty and credit card processing expenses, of $305 and from increased sales of third party products. We expect the cost of license revenue as a percentage of revenue for 2007 to approximate that of 2006, though the quarterly results may vary based upon the mix of products sold during any particular quarter.

The increase in costs of services revenue for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was due primarily to an increase in customer consulting resources and support personnel plus a decrease in the utilization of customer support and consulting personnel on internal research and development projects totaling $51. Total cost of services increased as a percentage of services revenue for the three months ended March 31, 2007 as compared to the same period in 2006 as we invested in our infrastructure so as to be able to more efficiently provide these services in the future. We expect our cost of services to increase as a percentage of sales during 2007 as we continue to invest in our infrastructure.

Cost of revenue includes royalties and fees paid to third parties for the development of, or license of rights to, technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

Operating Expenses:

	Three Months Ended March 31,
		% of Revenue	2006	% of Revenue	Change
	2007				Dollars	Percent
Marketing and selling	$992	18.1%	$756	16.6%	$236	31.2%
Research and development	1,112	20.3	1,089	23.9	23	2.1
General and administrative	584	10.6	560	12.3	24	4.3

Total operating expenses	$2,688	49.0%	$2,405	52.8%	$283	11.8%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The increase in M&S expense for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily the result of a $163 increase in salaries and wages due to an increase in headcount and commissions plus a $67 increase in advertising and marketing activities including tradeshow participation. We expect that M&S expense will continue to increase during 2007 as we continue to add sales personnel and increase marketing activities to support a growing revenue and customer base.

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expense for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 was primarily the result of increases in salaries and wages and the use of third party contractors, partially offset by a decrease in the utilization of customer support and consulting personnel on internal R&D projects of $51. We expect our development efforts to continue at a similar level during the remainder of 2007 and expect our R&D expense to increase in absolute dollars but not as a percentage of revenue.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The increase in G&A for the three months ended March 31, 2007 as compared to the three months ended March 31, 2006 is primarily due to increases in salaries, wages & benefits of $34 partially offset by $11 decrease in professional fees. We expect G&A expense to continue to increase during the remainder of 2007 in absolute dollars but not as a percentage of sales as we increase the G&A infrastructure and incur additional professional services costs for Sarbanes-Oxley related expenses.

Other income and (expense), net;

	Three Months Ended March 31,
		% of Revenue		% of Revenue	Change
	2007		2006		Dollars	Percent
Interest and other income, net	$124	2.3%	$20	0.4%	$104	520.0%

Total Other Income	$124	2.3%	$20	0.4%	$104	520.0%

Other income includes interest income earned on cash and money market instruments net of interest expense. Interest income has increased due to increases in both the amount of cash and cash equivalents invested in money market instruments and the rate of interest being earned on those balances.

Provision for income taxes:

	Three Months Ended March 31,
		% of Revenue	2006	% of Revenue	Change
	2007				Dollars	Percent
Income tax provision	$11	0.2%	$11	0.2%	$—	—%

The tax provision for the three months ended March 31, 2007 included $11 of foreign withholding taxes. The Company did not have a provision for U.S. Federal tax and state income taxes during the period ended March 31, 2007 due to taxable loss carry forwards. Our tax provision for the three month period ended March 31, 2006 consisted of U.S. Federal alternative minimum tax of $9 and foreign withholding taxes of $2. Foreign taxes vary with OEM license royalties from customers in countries who are party to tax conventions with the United States including Korea and Poland.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of March 31, 2007, we had net working capital of $10,989 versus $9,359 at December 31, 2006, an increase of $1,630 or 17.4%.

Our operating activities generated $410 in cash during the three months ended March 31, 2007 primarily due to our $716 net income, an increase in accounts payable of $217 and a decrease in accounts receivable of $177, partially offset by $748 cash used to pay expenses accrued at December 31, 2006. We generated $447 in cash during the three months ended March 31, 2006 primarily due to our $398 net income. Our investing activities used cash of $107 and $57 for the three months ended March 31, 2007 and 2006, respectively, for the purpose of acquiring additional property and equipment and intangible assets. Our financing activities provided cash of $843 and $539 from the exercise of stock options for the three months ended March 31, 2007 and 2006, respectively.

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

As of March 31, 2007, we had no material commitments for capital expenditures. From time to time, we evaluate potential acquisitions of products, businesses and technologies that may complement or expand our business. Any such transactions consummated may use a portion of our working capital or require the issuance of equity or debt.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”) and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We are currently assessing the provisions of SFAS 159.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of March 31, 2007, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments are short-term money market accounts and bank deposits that are carried on our books at fair market value. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiary when it is active are almost exclusively conducted in the local currency. Our international subsidiary is currently inactive and the impact of currency exchange rate movements on inter-company transactions was immaterial for the three-month period ended March 31, 2007. International subsidiary operations, if resumed, will be translated into U.S. dollars and consolidated for reporting purposes. Currently, we do not engage in foreign currency hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of March 31, 2007, each of Anna Chagnon, Principal Executive Officer, and James Dore, Principal Financial Officer, of the Company, have concluded that our disclosure controls and procedures were (1) effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (2) designed to ensure that information required to be disclosed was accumulated and communicated to the Company’s Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Our Principal Executive Officer and Principal Financial Officer have determined that the disclosure controls and procedures are effective at the reasonable assurance level.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of March 31, 2007 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

ITEM 1A.	RISK FACTORS

There have not been any material changes in the risk factors previously disclosed in our Form 10-K for the period ended December 31, 2006 filed with the SEC on March 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Instruments defining the rights of the holders of any class of our registered securities have not been materially modified during the three months ended March 31, 2007.

(b)	Rights evidenced by any class of our registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended March 31, 2007.

(c)	There were no unregistered securities sold by us during the three months ended March 31, 2007.

(d)	There were no repurchases by us of our equity securities during the three months ended March 31, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

(a)	Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934 as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved during any reporting period by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor. All non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. There were no such matters brought before the Audit Committee.

During the three months ended March 31, 2007, the audit committee approved the following amounts for services:

Final approval for services in connection with our December 31, 2006 year end:

Year end audit services including quarterly reviews	$240,000
Tax Services including planning	31,000

Total approved	$271,000

Audit fees include $48,000 for auditing services performed in connection with our adoption of FAS 123R as of January 1, 2006.

(b)	There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

(a) Exhibits

CERTIFICATIONS
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II—SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.
(Registrant)

SIGNATURE	TITLE	DATE

/s/ Anna M. Chagnon	President and Chief Executive Officer	May 15, 2007
Anna M. Chagnon	(Principal Executive Officer)

/s/ James P. Dore	Vice President and Chief Financial Officer	May 15, 2007
James P. Dore	(Principal Accounting Officer)