Form 10-Q
period 2007-06-30
BITSTREAM INC
filed 2007-08-14
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

On August 9, 2007, there were 10,029,320 shares of Class A Common Stock, par value $0.01 per share issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$13,477	$10,542
Accounts receivable, net of allowance of $35 and $33 at June 30, 2007 and December 31, 2006, respectively	2,632	2,349
Short-term investments, prepaid expenses and other current assets	504	410
Restricted cash	50	50

Total current assets	16,663	13,351

Property and equipment, net	510	402

Other long-term assets:
Restricted cash	150	150
Goodwill	727	727
Intangible assets, net	84	87

Total other assets	961	964

Total assets	$18,134	$14,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,114	$887
Accrued expenses	1,203	1,680
Deferred revenue	1,299	1,425

Total current liabilities	3,616	3,992

Deferred rent	78	99

Total liabilities	3,694	4,091

Commitments and contingencies (Note 5)
Stockholders’ equity :
Preferred stock, $0.01 par value, Authorized - 6,000 shares, Issued and outstanding- 0 at June 30, 2007 and 0 December 31, 2006	—	—
Common stock, $0.01 par value, Authorized - 30,500 shares Issued 10,029 and 9,316, and outstanding - 10,029 and 9,304 at June 30, 2007 and December 31, 2006, respectively	100	93
Additional paid-in capital	36,084	34,252
Accumulated deficit	(21,744)	(23,685)
Treasury stock, at cost; 0 and 12 shares at June 30, 2007 and December 31, 2006, respectively	—	(34)

Total stockholders’ equity	14,440	10,626

Total liabilities and stockholders’ equity	$18,134	$14,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenue:
Software licenses	$5,018	$4,262	$9,490	$7,977
Services	1,019	730	2,038	1,570

Total revenue	6,037	4,992	11,528	9,547

Cost of revenue:
Software licenses	1,703	1,491	3,411	2,876
Services	484	358	976	734

Cost of revenue	2,187	1,849	4,387	3,610

Gross profit	3,850	3,143	7,141	5,937

Operating expenses:
Marketing and selling	971	847	1,963	1,603
Research and development	1,192	1,046	2,291	2,118
General and administrative	607	477	1,204	1,054

Total operating expenses	2,770	2,370	5,458	4,775

Operating income	1,080	773	1,683	1,162

Legal fee reimbursement	—	464	—	464
Interest and other income, net	144	41	268	61

Total other income and expense	144	505	268	525

Income before (benefit from) provision for income taxes	1,224	1,278	1,951	1,687
(Benefit from) provision for income taxes	(1)	25	10	36

Net income	$1,225	$1,253	$1,941	$1,651

Basic net income per share	$0.12	$0.14	$0.20	$0.19

Diluted net income per share	$0.11	$0.12	$0.18	$0.16

Basic weighted average shares outstanding	9,817	9,028	9,614	8,887

Diluted weighted average shares outstanding	11,015	10,644	10,999	10,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) (Unaudited)

	Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,941	$1,651
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	117	101
Amortization	25	33
Share based compensation.	217	116
Changes in operating assets and liabilities:
Accounts receivable	(283)	(536)
Prepaid expenses and other assets	(94)	(95)
Accounts payable	227	200
Accrued expenses	(477)	(307)
Deferred revenue	(126)	437
Deferred rent	(21)	(2)

Net cash provided by operating activities	1,526	1,598

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(225)	(112)
Additions to intangible assets	(22)	—

Net cash used in investing activities	(247)	(112)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options/warrants	1,656	988

Net cash provided by financing activities	1,656	988

Net Increase in Cash and Cash Equivalents	2,935	2,474
Cash and Cash Equivalents, beginning of period	10,542	5,464

Cash and Cash Equivalents, end of period	$13,477	$7,938

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

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We have also experienced net losses in prior years and as of June 30, 2007 have an accumulated deficit of $21.7 million.

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

(a) Basis of Presentation

Our condensed consolidated financial statements presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2006 has been derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-K, which was filed with the SEC on March 30, 2007. The condensed consolidated balance sheet as of June 30, 2007, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2007 and 2006, and the condensed consolidated statement of cash flows for the six months ended June 30, 2007 and 2006, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company for these interim periods.

The results of operations for the six months ended June 30, 2007 may not necessarily be indicative of the results to be expected for the year ending December 31, 2007.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(b) Income Taxes (in thousands)

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under the liability method in accordance with SFAS 109, a deferred tax asset or liability is determined based on the difference between the financial statement and the tax bases of assets and liabilities, as measured by enacted tax rates in effect when these differences are expected to reverse. We have determined that it is more likely than not that the deferred tax assets will not be realized and, therefore, a valuation allowance has reduced the deferred tax assets to $0.

Our tax provision (benefit) for the three and six months ended June 30, 2007 consisted of $(1) and $10 of foreign withholding taxes respectively. The Company did not have a provision for U.S. Federal tax during these periods due to Net Operating Loss and Tax Credit carry forwards. The tax provision for the three and six month periods ended June 30, 2006 included $25 and $34, respectively, in U.S. Federal alternative minimum tax and $0 and $2, respectively, of foreign withholding taxes. Foreign taxes vary with OEM license royalties from customers in countries who are party to tax conventions with the United States, including Korea and Poland.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and also at June 30, 2007, we had no unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2007, we had no accrued interest or penalties related to uncertain tax positions.

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

As of December 31, 2006, we had federal and state NOL carryforwards of approximately $14,085 and $6,679, respectively, and federal and state research and development (“R&D”) credit carryforwards of approximately $834 and $292, respectively, which can be used to offset future federal and state income tax liabilities and which expire at various dates through 2016. Foreign tax credit carryforwards of approximately $404 can be used to offset future federal tax liabilities and expire at various dates through 2011.

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

(c) Cash and Cash Equivalents

As of June 30, 2007, cash and cash equivalents included bank deposits and money market instruments. We consider all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and record such investments at cost, which approximates market value.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(d) Property and Equipment (in thousands)

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following:

	June 30, 2007	December 31, 2006
Equipment and computer software	$3,207	$3,049
Purchased software	501	441
Furniture and fixtures	399	399
Leasehold improvements	127	120

	4,234	4,009

Less — Accumulated depreciation and amortization	3,724	3,607

Property and equipment, net	$510	$402

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment and computer software	3 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

Depreciation expense for the three months ended June 30, 2007 and 2006 was $63 and $50, respectively. Depreciation expense for the six months ended June 30, 2007 and 2006 was $117 and $101, respectively.

(e) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments in one highly-rated financial institution, the balance of which may exceed federally insured deposit limits. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At June 30, 2007, one customer accounted for 15% of our accounts receivable. We do not have any off-balance sheet risks as of June 30, 2007. At December 31, 2006, two customers accounted for 13% and 10% of our accounts receivable, respectively. No single customer accounted for 10% or more of our revenue for the three and six month periods ended June 30, 2007 or June 30, 2006.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(f) Goodwill and Other Intangible Assets (in thousands)

We follow the accounting and reporting requirements for goodwill and other intangible assets as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, or more frequently, if impairment indicators arise. We have determined that we do not have separate reporting units and thus goodwill is combined and valued based upon an enterprise wide valuation. Separable intangible assets that have finite lives are amortized over their useful lives. The components of the Company’s amortized intangible assets follow:

	June 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$84	$(77)	$7	$76	$(76)	$0
Technology-based	545	(468)	77	531	(444)	87

Total	$629	$(545)	$84	$607	$(520)	$87

Amortization expense for finite-lived intangible assets for the three months ended June 30, 2007 and 2006 was $12 and $16, respectively. Amortization expense for finite-lived intangible assets for the six months ended June 30, 2007 and 2006 was $25 and $33, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2007, remainder	$19
2008	32
2009	16
2010	10
2011	7

$84

(g) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Our comprehensive income is equal to our net income for all periods presented.

(h) Reclassifications

Certain prior account balances have been reclassified to be consistent with the current period’s presentation.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(i) Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value in GAAP and expands disclosure related to the use of fair value measures in financial statements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

(2) Income Per Share (in thousands)

Basic earnings or loss per share is determined by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the effect of the conversion of potentially dilutive securities, such as stock options and warrants, based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	9,817	9,028	9,614	8,887
Dilutive effect of options	1,198	1,598	1,375	1,625
Dilutive effect of warrants	—	18	9	14
Dilutive effect of unvested restricted shares	—	—	1	—

Shares used to compute diluted net income per share	11,015	10,644	10,999	10,526

In addition, there were warrants and options outstanding to purchase 201,250 shares for the three and six month period ended June 30 2007, and 3 shares for the three and six month periods ended June 30, 2006, that were not included in the potential common share computations because their exercise prices were greater than the average market price of our common stock.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3) Equity-Based Compensation Expense (in thousands )

We currently estimate the fair value of share-based awards using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of share-based awards include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include but are not limited to, the issuance of new share-based awards.

The following table summarizes the weighted average assumptions we utilized for grants of share-based awards in the three and six month periods ended June 30, 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rates	4.60%	—	4.60%	—
Expected dividend yield	None	—	None	—
Expected term	5.5 Years	—	5.5 Years	—
Expected volatility	89.23%	—	89.23%	—

No equity-based awards were granted during the three or six months ended June 30, 2006.

All share-based awards granted have a contractual ten year term. All options granted vest in equal installments on the first, second, third, and fourth year anniversaries over a four year period of continuous employee service. All restricted shares granted vest in equal installments on the first, second, third, fourth, and fifth year anniversaries over a five year period of continuous employee service. The risk free interest rate utilized is based upon published U.S. Treasury yield curves at the date of the grant for the expected option term. Expected stock price volatility is based upon the historical volatility of our common stock price over five and one-half years, the expected term of the option. We use historical exercise, forfeiture, and cancellation information to determine expected term and forfeiture rates.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our results for the three and six month periods ended June 30, 2007 include $96 and $217, and for the three and six month periods ended June 30, 2006 include $54 and $116 respectively, of share-based compensation within the applicable expense classification where we report the share-based award holders’ compensation cost. The following table presents share-based compensation expense included in our condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of revenue- software licenses	$1	—	$2	—
Cost of revenue- services	16	3	33	7
Marketing and selling	(26)	18	(12)	36
Research and development	49	6	87	12
General and administrative	56	27	107	61

Share-based compensation expense before tax	96	54	217	116
Income tax benefit	—	—	—	—

Net compensation expense	$96	54	$217	116

(4) Accrued Expenses, (in thousands):

Accrued expenses consist of the following:

	June 30, 2007	December 31, 2006
Payroll and other compensation	$862	$1,279
Accrued professional and consulting services	182	187
Deferred rent	47	90
Accrued royalties	27	69
Other	85	55

Total	$1,203	$1,680

(5) Commitments and Contingencies, (in thousands):

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

Indemnification

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

Legal Actions

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with GAAP, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of June 30, 2007 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

(6) Geographical Reporting ( in thousands):

We attribute revenues to different geographical areas on the basis of the location of the customer. All of our product sales for the three and six month periods ended June 30, 2007 and 2006 were shipped from our headquarters located in the United States. Revenues by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
*Revenue:
United States	$4,960	$4,232	$9,661	$8,198
United Kingdom (UK)	343	53	612	196

Other (Countries less than 5% individually, by Region)
Europe, excluding UK	500	269	677	542
Asia	18	178	170	297
Other	216	260	408	314

Total revenue	$6,037	$4,992	$11,528	$9,547

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

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

CRITICAL ACCOUNTING POLICIES

We incorporate herein by reference the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed with the SEC on March 30, 2007. No changes have been made to these policies since December 31, 2006.

FORWARD LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of our products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in our filings with the SEC, including those risks and uncertainties discussed under the section entitled “Forward Looking Statements” contained in our Annual Report on Form 10-K filed with the SEC on March 30, 2007. The forward-looking statements contained herein represent our judgment as of the date of this report, and we caution readers not to place undue reliance on such statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS (in thousands, except percentages)

Gross Profit:

	Three Months Ended June 30,
		% of		% of	Change
	2007	Revenue	2006	Revenue	Dollars	Percent
Revenue
Software licenses	$5,018	83.1%	$4,262	85.4%	$756	17.7%
Services	1,019	16.9	730	14.6	289	39.6

Total revenue	6,037	100.0	4,992	100.0	1,045	20.9

Cost of Revenue
Software licenses	1,703	33.9	1,491	35.0	212	14.2
Services	484	47.5	358	49.0	126	35.2

Total cost of revenue	2,187	36.2	1,849	37.0	338	18.3

Gross Profit	$3,850	63.8%	$3,143	63.0%	$707	22.5%

	Six Months Ended June 30,
		% of		% of	Change
	2007	Revenue	2006	Revenue	Dollars	Percent
Revenue
Software licenses	$9,490	82.3%	$7,977	83.6%	$1,513	19.0%
Services	2,038	17.7	1,570	16.4	468	29.8

Total revenue	11,528	100.0	9,547	100.0	1,981	20.7

Cost of Revenue
Software licenses	3,411	35.9	2,876	36.1	535	18.6
Services	976	47.9	734	46.8	242	33.0

Total cost of revenue	4,387	38.1	3,610	37.8	777	21.5

Gross Profit	$7,141	61.9%	$5,937	62.2%	$1,204	20.3%

License revenue from direct sales, which includes e-commerce sales, increased $471, or 16.3%, to $3,355 for the three months ended June 30, 2007 as compared to $2,884 for the three months ended June 30, 2006, and increased $1,064, or 19.6%, to $6,506 for the six months ended June 30, 2007 as compared to $5,442 for the six months ended June 30, 2006. License revenue from resellers increased $64, or 13.3%, to $544 for the three months ended June 30, 2007 as compared to $480 for the three months ended June 30, 2006, and decreased $33, or 4.0%, to $799 for the six months ended June 30, 2007 as compared to $832 for the six months ended June 30, 2006. License revenue from OEMs and ISVs increased $221, or 24.6%, to $1,119 for the three months ended June 30, 2007 as compared to $898 for the three months ended June 30, 2006, and increased $482, or 28.3%, to $2,185 for the six months ended June 30, 2007 as compared to $1,703 for the six months ended June 30, 2006. License revenue varies between quarters due to the timing of license agreements. While sales through resellers decreased, direct license revenue increased due to increases in the volume and variety of fonts and publishing products licensed during the first six months of 2007. The increase in OEM and ISV revenue was due to an increase in new licenses, as well as an increase in license renewals and royalties received under existing license agreements resulting from increases in reported unit shipments by certain OEM customers. We believe that new customer acquisition, current customers adding licenses for existing and new products and additional unit shipments by OEM customers will result in increased revenue for the remainder of 2007 as compared to 2006.

The increase in revenue from services was primarily due to increases in maintenance contracts associated with our publishing product line. Service revenue increased $289, or 39.6%, to $1,019 for the three months ended June 30, 2007 as compared to $730 for the three months ended June 30, 2006, and increased $468, or 29.8%, to $2,038 for the six months ended June 30, 2007 as compared to $1,570 for the six months ended June 30, 2006. These increases were primarily driven by increases in our customer base and customer demand for consulting and design services, partially offset by a decrease in service revenue from OEMs and ISVs, which decreased $39, or 14.7%, to $226 for the six months ended June 30, 2007 as compared to $265 for the six months ended June 30, 2006. We believe that our overall services revenue during 2007 will continue to exceed the level attained during 2006.

We recognize license revenue from direct sales and licensing our products and products from third parties including e-commerce sales made via our websites, from licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three months ended June 30, 2007 and 2006 was $8 and $6, respectively. Referral income for the six months ended June 30, 2007 and 2006 was $16 and $11, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The increase in cost of license revenue for the three and six month periods ended June 30, 2007 as compared to the same periods ended June 30, 2006 was due to an increase in direct costs, including royalty and credit card processing expenses, of $186 and $491 in connection with increased e-commerce sales and increased sales of third party products for the three and six month periods ended June 30, 2007, respectively. We expect the cost of license revenue as a percentage of revenue for 2007 will approximate that of the first six months of 2007, though the results may vary based upon the mix of products sold during the year.

The increase in cost of services revenue for the three and six month periods ended June 30, 2007 as compared to the same periods ended June 30, 2006 was due to an increase in customer consulting resources and support personnel plus a decrease in the utilization of customer support and consulting personnel on internal research and development projects totaling $60 and $111 for the three and six month periods ended June 30, 2007, respectively. Total cost of services decreased slightly as a percentage of services revenue for the three months ended June 30, 2007 as compared to the same period in 2006 but increased slightly as a percentage of services revenue for the six months ended June 30, 2007 as compared to the same period in 2006 as we invested in our infrastructure so as to be able to more efficiently provide these services in the future. We expect our cost of services to increase as a percentage of sales during 2007 as we continue to invest in our infrastructure.

Cost of revenue includes royalties and fees paid to third parties for the development of, or license of rights to, technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

Operating Expenses:

	Three Months Ended June 30,
		% of		% of	Change
	2007	Revenue	2006	Revenue	Dollars	Percent
Marketing and selling	$971	16.1%	$847	17.0%	$124	14.6%
Research and development	1,192	19.7	1,046	21.0	146	14.0
General and administrative	607	10.1	477	9.6	130	27.3

Total operating expenses	$2,770	45.9%	$2,370	47.5%	$400	16.8%

	Six Months Ended June 30,
		% of		% of	Change
	2007	Revenue	2006	Revenue	Dollars	Percent
Marketing and selling	$1,963	17.0%	$1,603	16.8%	$360	22.5%
Research and development	2,291	19.9	2,118	22.2	173	8.2
General and administrative	1,204	10.4	1,054	11.0	150	14.2

Total operating expenses	$5,458	47.3%	$4,775	50.0%	$683	14.3%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The increase in M&S expense for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily the result of a $65 increase in salaries and wages due to an increase in headcount and commissions, a $17 increase in advertising and marketing activities including tradeshow participation plus $24 increase in travel related expenses. The increase in M&S expense for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily the result of a $228 increase in salaries and benefits due to an increase in headcount and commissions due to the increase in commissionable sales, a $85 increase in advertising and marketing activities including tradeshow participation, and a $27 increase in travel related expense. We expect that M&S expense will continue to increase during 2007 as we continue to add sales personnel and increase marketing activities to support a growing revenue and customer base.

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expense for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 was primarily the result of increases in salaries and wages and the use of third party contractors of $168 and a $30 increase in facilities cost allocation, partially offset by a decrease in the utilization of customer support and consulting personnel on internal R&D projects of $60. The increase in R&D expense for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 was primarily the result of increases in headcount, salaries, and the use of third party contractors totaling $277, partially offset by a decrease in the utilization of customer support and consulting personnel on internal R&D projects of $111. We expect our development efforts to continue at a similar level during the remainder of 2007 and expect our R&D expense to increase in absolute dollars but not as a percentage of revenue.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The increase in G&A for the three months ended June 30, 2007 as compared to the three months ended June 30, 2006 is primarily due to increases in salaries, wages and benefits of $77, an increase in professional fees of $46. The increase in G&A for the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 is primarily due to increases in salaries, wages and benefits of $111, and an increase in professional fees of $34. We expect G&A expense to continue to increase during the remainder of 2007 in absolute dollars but not as a percentage of sales, as we increase the G&A infrastructure and incur additional professional services costs for expenses related to the Sarbanes-Oxley Act of 2002.

Other Income, Net;

	Three Months Ended June 30,
	2007	% of Revenue	2006	% of Revenue	Change
					Dollars	Percent
Legal fee reimbursement	$—	—%	$464	9.3%	$(464)	—%
Interest and other income, net	144	2.4	41	0.8	103	251.2

Total Other Income	$144	2.4%	$505	10.1%	$(361)	(71)%

	Six Months Ended June 30,
	2007	% of Revenue	2006	% of Revenue	Change
					Dollars	Percent
Legal fee reimbursement	$—	—%	$464	4.9%	$(464)	—%
Interest and other income, net	268	2.3	61	0.6	207	339.3

Total Other Income	$268	2.3%	$525	5.5%	$(257)	(49)%

Other income includes interest income earned on cash and money market instruments net of interest expense. The 2006 legal fee reimbursement resulted from the May 17, 2006 award to the Company of approximately $464 by the U.S. District Court for the Northern District of Illinois in connection with the TrueDoc lawsuit. Monotype Imaging, Inc. and International Typeface Corporation agreed to pay the full amount of the award and dismiss their appeal if the Company agreed not to appeal the Court’s award set forth in the Court’s May 17, 2006 Order. The Company accepted the proposal, received full payment and the case was terminated.

(Benefit From), Provision for Income Taxes:

	Three Months Ended June 30,
	2007	% of Revenue	2006	% of Revenue	Change
					Dollars	Percent
(Benefit from) provision for income tax provision	$(1)	0.0%	$25	0.5%	$(26)	(104)%

	Six Months Ended June 30,
	2007	% of Revenue	2006	% of Revenue	Change
					Dollars	Percent
(Benefit from) provision for income tax provision	$10	0.1%	$36	0.4%	$(26)	(72.2)%

Our tax provision for the three and six months ended June 30, 2007 consisted of $(1) and $10 of foreign withholding taxes respectively. The Company did not have a provision for U.S. Federal tax during these periods due to Net Operating Loss and Tax Credit carry forwards. The tax provision for the three and six month periods ended June 30, 2006 included $25 and $34, respectively, in U.S. Federal alternative minimum tax and $0 and $2, respectively, of foreign withholding taxes. Foreign taxes vary with OEM license royalties from customers in countries who are party to tax conventions with the United States, including Korea and Poland.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of June 30, 2007, we had net working capital of $13,047 versus $9,359 at December 31, 2006, an increase of $3,688 or 39.4%.

Our operations generated $1,526 in cash during the six months ended June 30, 2007 primarily due to our $1,941 net income. We generated $1,598 in cash during the six months ended June 30, 2006 primarily due to our $1,651 net income. Our investing activities used cash of $247 and $112 for the six months ended June 30, 2007 and 2006, respectively, for the purpose of acquiring additional property and equipment and intangible assets. Our financing activities provided cash of $1,656 and $988 from the exercise of stock options for the six months ended June 30, 2007 and June 30, 2006, respectively.

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

As of June 30, 2007, we had no material commitments for capital expenditures. From time to time, we evaluate potential acquisitions of products, businesses and technologies that may complement or expand our business. Any such transactions consummated may use a portion of our working capital or require the issuance of equity or debt.

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

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of June 30, 2007, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments are short-term money market accounts and bank deposits that are carried on our books at fair market value. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiary when it is active are almost exclusively conducted in the local currency. Our international subsidiary is currently inactive and the impact of currency exchange rate movements on inter-company transactions was immaterial for the three and six month periods ended June 30, 2007. International subsidiary operations, if resumed, will be translated into U.S. dollars and consolidated for reporting purposes. Currently, we do not engage in foreign currency hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of June 30, 2007, each of Anna Chagnon, Principal Executive Officer, and James Dore, Principal Financial Officer, of the Company, have concluded that our disclosure controls and procedures were (1) effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (2) designed to ensure that information required to be disclosed was accumulated and communicated to the Company’s Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with GAAP, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of June 30, 2007 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

ITEM 1A.	RISK FACTORS

There have not been any material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed with the SEC on March 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Instruments defining the rights of the holders of any class of our registered securities have not been materially modified during the three months ended June 30, 2007.

(b)	Rights evidenced by any class of our registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended June 30, 2007.

(c)	There were no unregistered securities sold by us during the three months ended June 30, 2007.

(d)	There were no repurchases by us of our equity securities during the three months ended June 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On May 24, 2007, the Annual Meeting of Stockholders of the Company was held at the corporate offices of Bitstream Inc. located at 245 First Street, 17th Floor, Cambridge, Massachusetts 02142.

(b)	George B. Beitzel, Anna M. Chagnon, Amos Kaminski, David G. Lubrano, and Charles Ying were elected at the Annual Meeting to serve as directors of the Company.

(c)	The following votes were tabulated on the following proposal:

Proposal 1. To elect a board of five (5) directors to serve until the next Annual Meeting of Stockholders or until their respective successors are elected and qualified.

Nominee	For	Withheld Authority
George Beitzel	8,674,512	576,660
Anna M. Chagnon	9,205,957	45,215
Amos Kaminski	8,674,512	576,660
David Lubrano	8,674,412	576,760
Charles Ying	8,672,945	578,227

ITEM 5.	OTHER INFORMATION

(a)	Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved during any reporting period by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor. All non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. There were no such matters brought before the Audit Committee during the three months ended June 30, 2007.

During the three months ended June 30, 2007, the audit committee approved the following amounts for services:

Tax Services including planning	$45,000

Total approved	$45,000

(b)	During the three months ended June 30, 2007, there were no changes made to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXIBITS

(a)	Exhibits

CERTIFICATIONS

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II - SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.
(Registrant)

SIGNATURE	TITLE	DATE

/s/Anna M. Chagnon	President and Chief Executive Officer (Principal Executive Officer)	August 14, 2007
Anna M. Chagnon

/s/ James P. Dore	Vice President and Chief Financial Officer (Principal Financial Officer)	August 14, 2007
James P. Dore