Form 10-Q
period 2007-09-30
BITSTREAM INC
filed 2007-11-14
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

On November 5, 2007, there were 10,041,320 shares of Class A Common Stock, par value $0.01 per share issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$15,229	$10,542
Accounts receivable, net of allowance of $44 and $33 at September 30, 2007 and December 31, 2006, respectively	2,505	2,349
Short-term investments, prepaid expenses and other current assets	407	410
Restricted cash	50	50

Total current assets	18,191	13,351

Property and equipment, net	583	402

Other long-term assets:
Restricted cash	150	150
Goodwill	727	727
Intangible assets, net	76	87

Total other assets	953	964

Total assets	$19,727	$14,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,199	$887
Accrued expenses	1,284	1,680
Deferred revenue	1,669	1,425

Total current liabilities	4,152	3,992

Deferred rent	68	99

Total liabilities	4,220	4,091

Commitments and contingencies (Note 5)
Stockholders’ equity :
Preferred stock, $0.01 par value, Authorized – 6,000 shares, Issued and outstanding- 0 at September 30, 2007 and December 31, 2006	—	—
Common stock, $0.01 par value, Authorized—30,500 shares Issued—10,041 and 9,316, and outstanding—10,041 and 9,304 at September 30, 2007 and December 31, 2006, respectively	101	93
Additional paid-in capital	36,274	34,252
Accumulated deficit	(20,868)	(23,685)
Treasury stock, at cost; 0 and 12 shares at September 30, 2007 and December 31, 2006, respectively	—	(34)

Total stockholders’ equity	15,507	10,626

Total liabilities and stockholders’ equity	$19,727	$14,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenue:
Software licenses	$4,699	$4,241	$14,189	$12,218
Services	1,108	912	3,146	2,482

Total revenue	5,807	5,153	17,335	14,700
Cost of revenue:
Software licenses	1,779	1,544	5,190	4,420
Services	434	395	1,410	1,129

Cost of revenue	2,213	1,939	6,600	5,549

Gross profit	3,594	3,214	10,735	9,151

Operating expenses:
Marketing and selling	974	769	2,937	2,372
Research and development	1,223	1,055	3,514	3,173
General and administrative	666	539	1,870	1,593

Total operating expenses	2,863	2,363	8,321	7,138

Operating income	731	851	2,414	2,013

Legal fee reimbursement	—	—	—	464
Interest and other income, net	156	93	424	154

Total other income and expense	156	93	424	618

Income before (benefit from) provision for income taxes	887	944	2,838	2,631
(Benefit from) provision for income taxes	11	(9)	21	27

Net income	$876	$953	$2,817	$2,604

Basic net income per share	$0.09	$0.10	$0.29	$0.29

Diluted net income per share	$0.08	$0.09	$0.26	$0.25

Basic weighted average shares outstanding	10,036	9,158	9,756	8,978

Diluted weighted average shares outstanding	10,963	10,575	10,992	10,547

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) (Unaudited)

	Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,817	$2,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	188	151
Amortization	34	46
Share based compensation	385	199
Changes in operating assets and liabilities:
Accounts receivable	(156)	(84)
Prepaid expenses and other assets	3	(13)
Accounts payable	312	357
Accrued expenses	(396)	(336)
Deferred revenue	244	365
Deferred rent	(31)	(4)

Net cash provided by operating activities	3,400	3,285

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(369)	(154)
Additions to intangible assets	(23)	(21)

Net cash used in investing activities	(392)	(175)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options/warrants	1,679	1,245

Net cash provided by financing activities	1,679	1,245

Net Increase in Cash and Cash Equivalents	4,687	4,355
Cash and Cash Equivalents, beginning of period	10,542	5,464

Cash and Cash Equivalents, end of period	$15,229	$9,819

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

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

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We have also experienced net losses in prior years and as of September 30, 2007 have an accumulated deficit of $20.9 million.

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

(a) Basis of Presentation

Our condensed consolidated financial statements presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2006 has been derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006 included in our Annual Report on Form 10-K, which was filed with the SEC on March 30, 2007. The condensed consolidated balance sheet as of September 30, 2007, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2007 and 2006, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2007 and 2006, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company for these interim periods.

The results of operations for the nine months ended September 30, 2007 may not necessarily be indicative of the results to be expected for the year ending December 31, 2007.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Our tax provision for the three and nine months ended September 30, 2007 consisted of $11 and $21 of foreign withholding taxes respectively. The Company did not have a provision for U.S. Federal tax during these periods due to Net Operating Loss (“NOL”) and Tax Credit carry forwards. The tax provision for the three and nine month periods ended September 30, 2006 included an $(11) benefit in U.S. Federal income tax due to a refund of alternative minimum tax and $23 expense for U.S. Federal alternative minimum tax and $2 and $4, respectively, of foreign withholding taxes. Foreign taxes vary with OEM license royalties from customers in countries who are party to tax conventions with the United States, including Korea and Poland.

We adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109 on January 1, 2007. As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits. At the adoption date of January 1, 2007 and also at September 30, 2007, we had no unrecognized tax benefits.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2007, we had no accrued interest or penalties related to uncertain tax positions.

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

Utilization of NOL and R&D credit carryforwards may be subject to a substantial annual limitation due to ownership changes that have occurred previously or that could occur in the future. Section 382 of the Internal Revenue Code of 1986, as well as similar state tax law provisions may limit the amount of NOL and R&D credit carryforwards that can be utilized annually to offset future taxable income and tax, respectively. Until a study is completed and any limitation known, no amounts are being presented as an uncertain tax position under FIN 48.

(c) Cash and Cash Equivalents

As of September 30, 2007, cash and cash equivalents included bank deposits and money market instruments. We consider all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and record such investments at cost, which approximates market value.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(d) Property and Equipment (in thousands)

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following:

	September 30, 2007	December 31, 2006
Equipment and computer software	$1,902	$3,049
Purchased software	436	441
Furniture and fixtures	359	399
Leasehold improvements	140	120

	2,837	4,009
Less—Accumulated depreciation and amortization	2,254	3,607

Property and equipment, net	$583	$402

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment and computer software	3 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

Depreciation expense for the three months ended September 30, 2007 and 2006 was $71 and $50, respectively. Depreciation expense for the nine months ended September 30, 2007 and 2006 was $188 and $151, respectively. During the third quarter of 2007 the Company inventoried and disposed of certain fully depreciated assets which were no longer in use that had an original cost basis of approximately $1,541.

(e) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments in one highly-rated financial institution, the balance of which may exceed federally insured deposit limits. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At September 30, 2007, two customers each accounted for 13% of our accounts receivable. We do not have any off-balance sheet risks as of September 30, 2007. At December 31, 2006, two customers accounted for 13% and 10% of our accounts receivable, respectively. No single customer accounted for 10% or more of our revenue for the three and nine month periods ended September 30, 2007 or September 30, 2006.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

	September 30, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$84	$(77)	$7	$76	$(76)	$0
Technology-based	547	(478)	69	531	(444)	87

Total	$631	$(555)	$76	$607	$(520)	$87

Amortization expense for finite-lived intangible assets for the three months ended September 30, 2007 and 2006 was $9 and $12, respectively. Amortization expense for finite-lived intangible assets for the nine months ended September 30, 2007 and 2006 was $34 and $46, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2007, remainder	$9
2008	32
2009	16
2010	11
2011	8

$76

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the provisions of SFAS 159.

(2) Income Per Share (in thousands)

Basic earnings per share is determined by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the effect of the conversion of potentially dilutive securities, such as stock options and warrants, based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	10,036	9,158	9,756	8,978
Dilutive effect of options	927	1,405	1,230	1,555
Dilutive effect of warrants	—	12	5	14
Dilutive effect of unvested restricted shares	—	—	1	—

Shares used to compute diluted net income per share	10,963	10,575	10,992	10,547

In addition, there were warrants and options outstanding to purchase 488 and 227 shares for the three and nine month periods ended September 30, 2007, respectively, and 216 shares for the three and nine month periods ended September 30, 2006, that were not included in the potential common share computations because their exercise prices were greater than the average market price of our common stock.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The following table summarizes the weighted average assumptions we utilized for grants of share-based awards in the three and nine month periods ended September 30, 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Risk-free interest rates	4.60%	4.90%	4.60%	4.90%
Expected dividend yield	None	None	None	None
Expected term	5.75 Years	5 Years	5.5 to 5.75 Years	5 Years
Expected volatility	87.67%	92.05%	87.67 to 89.23%	92.05%

All share-based awards granted have a contractual ten year term. All options granted vest in equal installments on the first, second, third, and fourth year anniversaries over a four year period of continuous employee service. All restricted shares granted vest in equal installments on the first, second, third, fourth, and fifth year anniversaries over a five year period of continuous employee service. The risk free interest rate utilized is based upon published U.S. Treasury yield curves at the date of the grant for the expected option term. Expected stock price volatility is based upon the historical volatility of our common stock price over the expected term of the option. We use historical exercise, forfeiture, and cancellation information to determine expected term and forfeiture rates.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Our results for the three and nine month periods ended September 30, 2007 include $168 and $385, and for the three and nine month periods ended September 30, 2006 include $83 and $199 respectively, of share-based compensation within the applicable expense classification where we report the share-based award holders’ compensation cost. The following table presents share-based compensation expense included in our condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of revenue - software licenses	$1	$—	$3	$—
Cost of revenue - services	16	4	49	11
Marketing and selling	10	20	(2)	56
Research and development	70	16	157	28
General and administrative	71	43	178	104

Share-based compensation expense before tax	168	83	385	199
Income tax benefit	—	—	—	—

Net compensation expense	$168	$83	$385	$199

(4) Accrued Expenses, (in thousands):

Accrued expenses consist of the following:

	September 30, 2007	December 31, 2006
Payroll and other compensation	$872	$1,279
Accrued professional and consulting services	230	187
Deferred rent	47	90
Accrued royalties	24	69
Other	111	55

Total	$1,284	$1,680

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Legal Actions

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with GAAP, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of September 30, 2007 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the occurrence or resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

(6) Geographical Reporting ( in thousands):

We attribute revenues to different geographical areas on the basis of the location of the customer. All of our product sales for the three and nine month periods ended September 30, 2007 and 2006 were shipped from our headquarters located in the United States. Revenues by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
*Revenue:
United States	$4,710	$4,250	$14,371	$12,455
Canada	384	498	666	783
United Kingdom (UK)	249	128	866	314

Other (Countries less than 5% individually, by Region)
Europe, excluding UK	264	224	935	776
Asia	180	47	351	343
Other	20	6	146	29

Total revenue	$5,807	$5,153	$17,335	$14,700

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

PART I, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

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

RESULTS OF OPERATIONS (in thousands, except percentages)

Revenue and Gross Profit:

	Three Months Ended September 30,
	2007	% of Revenue	2006	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$4,699	80.9%	$4,241	82.3%	$458	10.8%
Services	1,108	19.1	912	17.7	196	21.5

Total revenue	5,807	100.0	5,153	100.0	654	12.7

Cost of Revenue

Software licenses	1,779	37.9	1,544	36.4	235	15.2
Services	434	39.2	395	43.3	39	9.9

Total cost of revenue	2,213	38.1	1,939	37.6	274	14.1

Gross Profit	$3,594	61.9%	$3,214	62.4%	$380	11.8%

	Nine Months Ended September 30,
	2007	% of Revenue	2006	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$14,189	81.9%	$12,218	83.1%	$1,971	16.1%
Services	3,146	18.1	2,482	16.9	664	26.8

Total revenue	17,335	100.0	14,700	100.0	2,635	17.9

Cost of Revenue

Software licenses	5,190	36.6	4,420	36.2	770	17.4
Services	1,410	44.8	1,129	45.5	281	24.9

Total cost of revenue	6,600	38.1	5,549	37.7	1,051	18.9

Gross Profit	$10,735	61.9%	$9,151	62.3%	$1,584	17.3%

License revenue from direct sales, which includes e-commerce sales, increased $504, or 18.5%, to $3,228 for the three months ended September 30, 2007 as compared to $2,724 for the three months ended September 30, 2006, and increased $1,568, or 19.2%, to $9,734 for the nine months ended September 30, 2007 as compared to $8,166 for the nine months ended September 30, 2006. License revenue from resellers increased $52, or 17%, to $357 for the three months ended September 30, 2007 as compared to $305 for the three months ended September 30, 2006, and increased $19, or 1.7%, to $1,156 for the nine months ended September 30, 2007 as compared to $1,137 for the nine months ended September 30, 2006. License revenue from OEMs and ISVs decreased $98, or 8.1%, to $1,114 for the three months ended September 30, 2007 as compared to $1,212 for the three months ended September 30, 2006, and increased $384, or 13.2%, to $3,299 for the nine months ended September 30, 2007 as compared to $2,915 for the nine months ended September 30, 2006. License revenue varies between quarters due to the timing of license agreements. Direct & reseller license revenue increased due to increases in the volume and variety of fonts and publishing products licensed during the first nine months of 2007. The increase in OEM and ISV revenue for the first nine months of 2007 was due to an increase in new licenses, as well as an increase in license renewals and royalties received under existing license agreements resulting from increases in reported unit shipments by certain OEM customers, despite a decrease for the quarter ended September 30, 2007. We believe that new customer acquisition, current customers adding licenses for existing and new products and additional unit shipments by OEM customers will result in increased revenue for the remainder of 2007 as compared to 2006.

The increase in revenue from services was primarily due to increases in maintenance contracts associated with our publishing product line. Service revenue increased $196, or 21.5%, to $1,108 for the three months ended September 30, 2007 as compared to $912 for the three months ended September 30, 2006, and increased $664, or 26.8%, to $3,146 for the nine months ended September 30, 2007 as compared to $2,482 for the nine months ended September 30, 2006. These increases were primarily driven by increases in our customer base and customer demand for consulting and design services, partially offset by a decrease in service revenue from OEMs and ISVs, which decreased $48, or 12.3%, to $341 for the nine months ended September 30, 2007 as compared to $389 for the nine months ended September 30, 2006. We believe that our overall services revenue during 2007 will continue to exceed the level attained during 2006.

We recognize license revenue from direct sales and licensing our products and products from third parties including e-commerce sales made via our websites, from licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three months ended September 30, 2007 and 2006 was $7 and $5, respectively. Referral income for the nine months ended September 30, 2007 and 2006 was $23 and $16, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The increase in cost of license revenue for the three and nine month periods ended September 30, 2007 as compared to the same periods ended September 30, 2006 was primarily due to an increase in direct costs, including royalty and credit card processing expenses, in connection with increased e-commerce sales and increased sales of third party products for the three and nine month periods ended September 30, 2007, of $202 and $730, respectively. We expect the cost of license revenue as a percentage of revenue for 2007 will approximate that of the first nine months of 2007, though the results may vary based upon the mix of products sold during the year.

The increase in cost of services revenue for the three and nine month periods ended September 30, 2007 as compared to the same periods ended September 30, 2006 was due to an increase in customer consulting resources and support personnel plus a decrease in the utilization of customer support and consulting personnel on internal research and development projects for the three and nine month periods ended September 30, 2007, totaling $33 and $242, respectively. Total cost of services decreased slightly as a percentage of services revenue for the three and nine months ended September 30, 2007 as compared to the same periods in 2006. We expect our cost of services to increase as a percentage of sales during the last quarter of 2007 as we continue to invest in our infrastructure.

Cost of revenue includes royalties and fees paid to third parties for the development of, or license of rights to, technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

Operating Expenses:

	Three Months Ended September 30,
	2007	% of Revenue	2006	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$974	16.8%	$769	14.9%	$205	26.7%
Research and development	1,223	21.1	1,055	20.5	168	15.9
General and administrative	666	11.5	539	10.5	127	23.6

Total operating expenses	$2,863	49.3%	$2,363	45.9%	$500	21.2%

	Nine Months Ended September 30,
	2007	% of Revenue	2006	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$2,937	16.9%	$2,372	16.1%	$565	23.8%
Research and development	3,514	20.3	3,173	21.6	341	10.7
General and administrative	1,870	10.8	1,593	10.8	277	17.4

Total operating expenses	$8,321	48.0%	$7,138	48.6%	$1,183	16.6%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The increase in M&S expense for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily the result of a $85 increase in salaries, wages and benefits due to an increase in headcount and commissions, a $55 increase in advertising and marketing activities including tradeshow participation, a $33 increase in professional services plus a $31 increase in travel related expenses. The increase in M&S expense for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily the result of a $313 increase in salaries, wages and benefits due to an increase in headcount and commissions due to the increase in commissionable sales, a $140 increase in advertising and marketing activities including tradeshow participation, a $57 increase in professional services, and a $58 increase in travel related expenses. We expect that M&S expense will continue to increase during 2007 as we continue to add sales personnel and increase marketing activities to support a growing revenue and customer base.

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expense for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 was primarily the result of increases in salaries and wages and the use of third party contractors of $144 and a $25 increase in facilities cost allocation, partially offset by a decrease in the utilization of customer support and consulting personnel on internal R&D projects of $25. The increase in R&D expense for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 was primarily the result of increases in headcount, salaries, and the use of third party contractors totaling $421, an increase in facilities cost allocation of $41, partially offset by a decrease in the utilization of customer support and consulting personnel on internal R&D projects of $136. We expect our development efforts to continue at a similar level during the remainder of 2007 and expect our R&D expense to increase in absolute dollars but not as a percentage of revenue.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The increase in G&A for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 is primarily due to increases in salaries, wages and benefits of $63, and an increase in professional fees primarily related to Sarbanes-Oxley Regulations of $69. The increase in G&A for the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006 is primarily due to increases in salaries, wages and benefits of $174, and an increase in professional fees primarily related to Sarbanes Oxley Regulations of $104. We expect G&A expense to continue to increase during the remainder of 2007 in absolute dollars but not as a percentage of sales, as we increase the G&A infrastructure and incur additional professional services costs for expenses related to the Sarbanes-Oxley Act of 2002.

Other Income, Net;

	Three Months Ended September 30,
	2007	% of Revenue	2006	% of Revenue	Change
					Dollars	Percent
Legal fee reimbursement	$—	—%	$—	—%	$—	—%
Interest and other income, net	156	2.7	93	1.8	63	67.7

Total Other Income	$156	2.7%	$93	1.8%	$63	67.7%

	Nine Months Ended September 30,
	2007	% of Revenue	2006	% of Revenue	Change
					Dollars	Percent
Legal fee reimbursement	$—	—%	$464	3.2%	$(464)	—%
Interest and other income, net	424	2.4	154	1.1	270	173.5

Total Other Income	$424	2.4%	$618	4.2%	$(194)	(31.4)%

Other income includes interest income earned on cash and money market instruments net of interest expense. Net interest income has increased as compared to the same periods in the prior year due to both a higher rate of interest and an increase in the amount of cash and cash equivalents on hand and available for investment. The 2006 legal fee reimbursement resulted from the May 17, 2006 award to the Company of approximately $464 by the U.S. District Court for the Northern District of Illinois in connection with the TrueDoc lawsuit. Monotype Imaging, Inc. and International Typeface Corporation agreed to pay the full amount of the award and dismiss their appeal if the Company agreed not to appeal the Court’s award set forth in the Court’s May 17, 2006 Order. The Company accepted the proposal, received full payment and the case was terminated.

(Benefit From), Provision for Income Taxes:

	Three Months Ended September 30,
	2007	% of Revenue	2006	% of Revenue	Change
					Dollars	Percent
(Benefit from) provision for income tax provision	$11	0.2%	$(9)	(0.2)%	$20	222.2%

	Nine Months Ended September 30,
	2007	% of Revenue	2006	% of Revenue	Change
					Dollars	Percent
Provision for income tax provision	$21	0.1%	$27	0.4%	$(6)	(22.2)%

Our tax provision for the three and nine months ended September 30, 2007 consisted of $11 and $21 of foreign withholding taxes respectively. The Company did not have a provision for U.S. Federal tax during these periods due to Net Operating Loss and Tax Credit carry forwards. The tax provision for the three and nine month periods ended September 30, 2006 included an $(11) benefit in U.S. Federal income tax due to a refund of alternative minimum tax and $23 expense for U.S. Federal alternative minimum tax and $2 and $4, respectively, of foreign withholding taxes. Foreign taxes vary with OEM license royalties from customers in countries who are party to tax conventions with the United States, including Korea and Poland.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of September 30, 2007, we had net working capital of $14,039 versus $9,359 at December 31, 2006, an increase of $4,680 or 50%.

Our operating activities generated $3,400 in cash during the nine months ended September 30, 2007 primarily due to our $2,817 net income before adjustment for non-cash expenses and an increase in deferred revenue of $244. Our operating activities generated $3,285 in cash during the nine months ended September 30, 2006 primarily due to our $2,604 net income before adjustment for non-cash expenses and an increase in deferred revenue of $365. Our investing activities used cash of $392 and $175 for the nine months ended September 30, 2007 and 2006, respectively, for the purpose of acquiring additional property and equipment and intangible assets. Our financing activities provided cash of $1,679 and $1,245 from the exercise of stock options for the nine months ended September 30, 2007 and September 30, 2006, respectively.

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

As of September 30, 2007, we had no material commitments for capital expenditures. From time to time, we evaluate potential acquisitions of products, businesses and technologies that may complement or expand our business. Any such transactions consummated may use a portion of our working capital or require the issuance of equity or debt.

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

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing the provisions of SFAS 159.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of September 30, 2007, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments are short-term money market accounts and bank deposits that are carried on our books at fair market value. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiary when it is active are almost exclusively conducted in the local currency. Our international subsidiary is currently inactive and the impact of currency exchange rate movements on inter-company transactions was immaterial for the three and nine month periods ended September 30, 2007. International subsidiary operations, if resumed, will be translated into U.S. dollars and consolidated for reporting purposes. Currently, we do not engage in foreign currency hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Based on the evaluation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2007, each of Anna Chagnon, Principal Executive Officer, and James Dore, Principal Financial Officer, of the Company, have concluded that our disclosure controls and procedures were (1) effective to ensure that information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (2) designed to ensure that information required to be disclosed was accumulated and communicated to the Company’s Principal Executive Officer and Principal Financial Officer to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with GAAP, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of September 30, 2007 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

ITEM 1A.	RISK FACTORS

There have not been any material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed with the SEC on March 30, 2007.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Instruments defining the rights of the holders of any class of our registered securities have not been materially modified during the three months ended September 30, 2007.

(b)	Rights evidenced by any class of our registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended September 30, 2007.

(c)	There were no unregistered securities sold by us during the three months ended September 30, 2007.

(d)	There were no repurchases by us of our equity securities during the three months ended September 30, 2007.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.	OTHER INFORMATION

(a)	Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as amended, as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services approved during any reporting period by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor. All non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. There were no such matters brought before the Audit Committee during the three months ended September 30, 2007.

(b)	During the three months ended September 30, 2007, there were no changes made to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXIBITS

(a)	Exhibits

CERTIFICATIONS

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II — SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.

(Registrant)

SIGNATURE	TITLE	DATE

/s/ Anna M. Chagnon	President and Chief Executive Officer (Principal Executive Officer)	November 14, 2007
Anna M. Chagnon

/s/ James P. Dore	Vice President and Chief Financial Officer (Principal Financial Officer)	November 14, 2007
James P. Dore