Form 10-K
period 2007-12-31
BITSTREAM INC
filed 2008-03-28
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Large accelerated filer    ☐        Accelerated filer    ☐        Non-accelerated filer    ☐        Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐    No ☒

The aggregate market value of voting stock and non-voting stock held by non-affiliates of the Registrant as of March 17, 2008 was approximately $49 million. On March 17, 2008, there were 9,688,387 shares of Class A Common Stock, par value $0.01 per share issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2008 Annual Meeting of Stockholders to be held on May 20, 2008, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part hereof.

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

PRODUCTS AND MARKETS OVERVIEW

We categorize our products and technologies into three product lines: (1) fonts and font technology, (2) mobile browsing and messaging technology, and (3) variable data and Web-to-print publishing technology.

FONTS AND FONT TECHNOLOGY

Techniques used to present text and graphics are based on existing desktop publishing technologies and, when used in new distribution media, often result in a loss of visual integrity, degraded system performance, or both. To efficiently deliver digital information that retains the author’s intended visual impression, computer systems must use enabling technologies that reduce file size, minimize bandwidth consumption, and operate reliably across computing environments. The evolution of real-time operating systems (RTOS), mobile phone operating systems, wireless devices, PDAs, set-top boxes, information appliances, and embedded systems in general require the transition from (a) the use of bitmaps to display text on these devices to the use of outlines and vector-based shapes to display text that can be scaled to fit the content being viewed on these devices. Text that is easy to read on any hardware device, on any software platform, at any size, and at any resolution is immeasurably important.

Since 1981, Bitstream has played a leading role in the development of industry-standard font products and enabling technologies, including font rendering and display software. We have built substantial expertise in digital typeface design and production, technical font formats, and font portability and compaction software.

We believe that certain features of our products, such as performance, speed, compact size, system scalability, cross-platform portability, and high typographic quality, facilitate the adoption of such products in new and emerging markets. These markets include mobile handsets, handheld and wireless devices, gaming software, graphics applications, Internet and corporate intranet software, interactive TV and set-top boxes, high-definition digital theater and television, and embedded systems. We are currently developing, adapting, and marketing our enabling technologies and font solutions to third parties whose products address these new and developing markets.

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

We also sell fonts and font-related products developed and designed by third party foundries and designers. We established our MyFonts website as a universal source for fonts from a wide variety of international font vendors and designers. While prior approaches to selling fonts were generally satisfactory for professionals, they represented a barrier for the non-professional, casual user who is simply looking for a particular font. For example, if someone sees a font used in a magazine, traditional sales channels offer no quick and easy way of finding out what it is. Even when the name of the font can be determined, it is not obvious where to buy it from among the hundreds, if not thousands, of font foundries offering their fonts through numerous channels. As a result of such obstacles, font sales to non-professionals have historically been almost non-existent. Bitstream continues to believe that this audience represents a large untapped market for fonts, and established MyFonts to make fonts accessible to everyone, which benefits both users and the font foundries.

For the general computer user, fonts have been difficult to find, purchase, and install, and often represent an unknown aspect of his or her desktop environment. Our goal is to provide access to fonts for all users, not just graphic arts professionals. MyFonts, created with the participation of some of the industry’s most influential font foundries, provides one of the largest collections of fonts ever assembled. It features new ways to find and purchase fonts on-line, and offers unique typographic resources and a forum for interacting with font experts. As of March 1, 2008, over 350 foundries, large and small, domestic and international, participated as partners with MyFonts to offer their fonts for sale. This represents an aggregate collection of over 50,000 fonts. Some of the key features of MyFonts are: (1) an advanced search feature, which enables customers to browse and locate fonts using keywords both a novice and expert can understand; (2) WhatTheFontSM, a free service which allows customers to scan images of typefaces and upload them to MyFonts.com for identification; (3) the ability to find fonts similar to a particular typeface design using the “Show me more fonts like this…” feature; (4) test driving a font in text the user enters; (5) exploring the world of fonts with links to typographic resources available on the web; (6) the ability to collect fonts into one or more Font Albums for side-by-side comparison and collaborative decision making; (7) the ability to access all previously purchased fonts for downloading in cases where the original has been deleted in error; and (8) the ability for users to click a button on the MyFonts website to download an automatic font installer.

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

MyFonts technology relies on computerized systems to organize fonts in such a way that visitors to MyFonts.com will be able to find a font similar to the one for which they are searching, as accessed through the “More Fonts Like This” feature and through keyword searches. MyFonts technology also relies on computerized pattern matching for fonts, as accessed through the “WhatTheFont” feature. WhatTheFont is a font identifier for users who have found a font they like in a book, magazine, newspaper, or other source, but don’t know its name. WhatTheFont accepts image files of fonts uploaded by users, analyzes the images, and then displays the fonts on the MyFonts site that most closely match the font shapes captured in the image.

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

•

btX3™, a font subsystem that enables Linux applications to render high-quality characters in industry-standard and highly compact formats. btX3 is a small, fast font rendering system that allows Linux developers to access worldwide fonts, a font rendering engine, responsive engineering support, and commercial use of TrueType hints—all in one license agreement from one vendor. btX3 comes with a core set of 13 delta-hinted, TrueType screen fonts. Delta hinting involves fine-tuning fonts so that they look good on the screen, even at small point sizes on low-resolution devices, such as computer monitors.

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

•

Certified Simplified Chinese GB18030 Font, Bitstream Hei, a TrueType font that has been certified by both the SLC (State Language Committee) and CITS/CESI (Committee on Information Technology Standards/China Electronics Standardization Institute). The SLC and CITS/CESI are Chinese standards groups that approve multilingual fonts for distribution within the People’s Republic of China (PRC). This includes the GB18030 font, which is the PRC’s approved Chinese character set. The GB18030 font currently includes over 30,000 characters and supports Chinese, Mongolian, Tibetan, Yi, and Uyghur. The Chinese government requires that fonts be certified before they can be licensed to software and hardware developers entering the Chinese marketplace.

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

MOBILE BROWSING AND MESSAGING TECHNOLOGY

The top issue confronting mobile operators, device manufacturers and others involved in disseminating news, commerce and entertainment data is how to effectively display this information on a mobile device in order to create a robust revenue stream in the wireless market. Based on our expertise in fonts and font rendering, we developed a browsing technology for mobile devices called ThunderHawk. ThunderHawk provides an easy to use consistent, full HTML desktop like browsing experience. Built with Bitstream core mobile technology, ThunderHawk satisfies both requirements for a positive user experience: the ability to find and read information quickly.

Mobile operators, device manufacturers, and enterprise organizations can license different versions of the ThunderHawk technology depending upon their needs. The versions available today are as follows:

•

ThunderHawk™ Java™ Client/Server Edition and ThunderHawk™ Native Client/Server Edition for mobile operators, and device manufacturers, and enterprise organizations. These versions are based on client/server technology, offering powerful, user-friendly benefits in a small package. This removes complexity from the handset and allows mobile operators, device manufacturers and enterprise organizations to support a vast range of mass-market and higher end phones, as well as other embedded devices. ThunderHawk client/server technology utilizes a compressed compact transport format, which means when data is transmitted to the mobile device. ThunderHawk reduces the data size to approximately one-thirteenth the size of the same page on the desktop. This results in extremely fast downloading and display of Website content. The native client is based on portable little/big endian neutral C++ source code. The portable code is directly available also for the BREW™ platform as well the Windows Mobile™ platform. When a subscriber uses ThunderHawk to access the Web using Bitstream’s client/server browsing offering, the ThunderHawk client residing on the handset communicates with the server. The server receives a connection from the client, and requests an HTML Web page from the Internet over a fast data connection. Upon receiving the requested page, the server renders the content on-the-fly and compresses the graphics. The server sends the requested HTML page in a compressed compact transport format to the subscriber’s handset, reducing the data size to approximately one-thirteenth the size of the page on the desktop. This results in extremely fast download and display of Website content for a truly superior subscriber experience.

•

ThunderHawk™ Client-Only Native Edition for device manufacturers and enterprise organizations is a client-only version of the browser. This version provides device manufacturers with the freedom to offer browsing as a standard feature for mid and higher end handsets as well as other embedded devices, without the need to rely on a server infrastructure.

•

ThunderHawk™ Client-Less Edition for mobile operators is based on a transparent proxy server technology, offering an improved web browsing experience without the need to install any new software on the handset. This improved web browsing experience includes a mini-map desktop view of the desktop web page.

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

VARIABLE DATA AND WEB-TO-PRINT PUBLISHING TECHNOLOGIES

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

Our variable data and Web-to-print publishing products, which are marketed and sold under the Pageflex brand, use intelligent, flexible templates to automatically assemble customized content—logos, imagery, illustrations, and text—in print, bitmap, or HTML formats for production through a wide range of digital print output devices, the web, and e-mail. Pageflex templates are based on the principle of separating document content—raw information—from document design—how the page is laid out, what fonts and colors are used, and how images are sized and positioned. The copyfitting and placement rules, together with permissions that govern user ability to change elements, are built into each design template by the designer. Content providers can modify and add their content with little or no design skill. Document designs originally developed in Quark Xpress and Adobe InDesign can be imported into Pageflex through the use of Pageflex plug-ins that enable these third-party applications to export to the Pageflex XML data format.

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

Pageflex modules provide a variety of document customization options including database merging, Web form driven customization, interactive online design and editing, and cross media (print and HTML) publishing with campaign tracking features. The Online Design and Editing Module provides a revolutionary level of interactivity for web-to-print solutions. It utilizes Pageflex. EDIT technology, which was the first web browser-based application that enabled non-designers to create typography-rich, layout-rich documents with just a browser and an Internet connection. It provides an interactive user experience, a true WYSIWYG display, web-browser access and on-the-fly composition for preview, soft proofing and final output.

Pageflex server technology provides companies with the server tools and stability they need to run multi-server installations 24x7x365, including automatic failover and backup options. The queue-based architecture gives the ability to add new servers quickly as the quantity of end user editing transactions increases.

•

Pageflex Storefront is a turn-key software product that enables customers to define, auto-generate and manage attractive web-to-print document customization sites. Service providers use Pageflex Storefront to provide their clients with a catalog of customizable document products, and corresponding e-mail and cross media campaigns. Included in the package is user account, shopping cart and order management, as well as personalization and customization technology for online document editing. At the core of the solution, is Pageflex web-to-print composition technology, including flexible templates that enable document layouts to “flex”, accommodating variable content within sophisticated designer-specified guidelines. Pageflex Storefront was a winner of the prestigious GATF InterTech Technology Award for 2005 and was the only software package for web-to-print or variable data publishing to be honored with this award, which is recognized industry wide as a mark of excellence and innovation. The judges described the system as “elegant”, “user friendly”, and “amazingly powerful”.

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

SALES AND MARKETING

We manage our sales and marketing efforts from our corporate headquarters in Cambridge, Massachusetts. Sales personnel receive a base salary plus commissions. Our sales and marketing organization focuses on direct sales and marketing activities and on maintaining and expanding reseller and OEM relationships. We also seek to enhance our relationships with existing and potential customers and have training and technical support teams who work with existing and potential customers, resellers, and strategic partners to support the sales process and to facilitate the implementation and use of the Company’s software products and technologies.

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

The principal objective of our marketing strategy for fonts and font technology is to continue to increase sales to OEMs and ISVs, who integrate Bitstream font technology software into their products, and to continue to increase sales of our fonts to retail and corporate customers. OEM and ISV agreements to which we are a party range in size from a license for a small group of typefaces to agreements for an entire range of font products and/or technologies are incorporated into the customer’s hardware or software products. The principal objective of the marketing strategy for our mobile browsing and messaging technologies is to expand awareness of these technologies while generating new business relationships with major mobile operators and device manufacturers. The principal objective of the marketing strategy for the publishing technologies is to continue to expand awareness of our on-demand marketing software products to web-to-print providers, digital service and print providers, corporate marketing departments, design firms, advertising agencies, direct mail houses, and other corporations and end users. Marketing activities for our e-commerce initiative have been focused on recruiting participation from font foundries, making web users aware of MyFonts.com and attracting them to the website. Marketing activities to increase awareness on the part of potential font buyers consists of efforts aimed at building web links from search engines and other Internet sites, as well as referrals. Since 2004, we have sent regular newsletters to our e-commerce subscriber base including, a monthly “Rising Stars” newsletter featuring top-selling fonts and an “In Your Face” newsletter featuring new foundries. We plan to continue these marketing efforts in the future and, as new opportunities arise, we intend to evaluate other marketing approaches.

CUSTOMERS

We license our font and font technology products to a variety of OEM and ISV customers worldwide. We also sell custom and other typeface products directly to corporate customers and individual end users through various means including sales to consumers worldwide through our e-commerce website. We license our mobile browsing and messaging technologies to mobile operators, device manufacturers, corporations and end users, as appropriate. We license our publishing products directly to web-to-print providers, print service providers, marketing services companies, advertising agencies, major corporations and end users, and indirectly through resellers and strategic partners. We intend to continue to broaden our customer base through increased marketing efforts, by developing relationships with systems integrators, OEMs, and partners in 2008, and by introducing new product offerings and third party integrations that expand the use of our products and the markets which they serve.

No customer accounted for 10% or more of our revenue for any of the years ended December 31, 2007, 2006, or 2005. From time to time, product sales to large customers during a single fiscal quarter may constitute more than 10% of our revenue for such quarter and customers may comprise 10% or more of our accounts receivable balance at any point in time. At December 31, 2007, two customers each accounted for 16% and 14% of our accounts receivable, respectively, and at December 31, 2006, two customers each accounted for 13% and 10% of our accounts receivable, respectively. We have broadened and intend to continue to broaden our customer base through expanded product offerings and increased marketing efforts. Revenue by geographic area is included in Footnote 9 in the Notes to the Consolidated Financial Statements enclosed herewith.

RESEARCH AND DEVELOPMENT

Bitstream is committed to developing innovative software to enhance communications. In particular, we focus on (1) developing software to allow for the best browsing experience on mobile devices, (2) developing premier font technology solutions that render high-quality text in any language for any application or device, (3) developing leading-edge technology for MyFonts.com, and (4) advancing our variable data and Web-to-print publishing technologies to meet the needs of an expanding market. To accomplish these goals, we have invested, and expect to continue to invest, significant resources in research and development.

During 2007, our research and development activities produced the following:

•

Font Fusion 4.0. In September 2007, we released version 4.0 of Font Fusion®, the Company’s font rendering subsystem. Bitstream’s Font Fusion is a font subsystem that allows developers to render high-quality characters in any format, at any resolution, on any device. It is designed to support embedded systems, mobile handsets, printers, operating systems, software applications, low-resolution screen devices, high-definition television screens (HDTVs), set-top boxes, personal digital assistants (PDAs), and other embedded systems. The product has been optimized for small resource constrained embedded systems, such as mobile handsets. Version 4.0 of Font Fusion includes new features designed to extend the functionality of the product, including a separate BREW extensions that brings Font Fusion 4.0 as a fast pluggable font renderer to this platform.

•

Bitstream Panorama 4.0. In September 2007, we released version 4.0 of our global text composition engine, which features the ability to layout, position, substitute, and render characters in worldwide languages, including complex script languages. This release includes several new APIs, including an API that offers support for getting outlines, adding string, and adding paragraphs. Now, users can get the outline vectors of any character through Panorama. In addition, many APIs have been added to support more editor-like applications, resulting in the ability to add text dynamically. This makes layout and render phases very fast, and defines Panorama as a perfect candidate for making platform free editors. In addition, these APIs extend the support for paragraphs so every paragraph can have the individual properties such as alignment, indentation etc. There is also more support for dynamic behavior, such as changing properties of consecutive runs, more control for paragraphs as inter character space, line indents, and line gap for a particular paragraph. In addition, Panorama includes APIs that can enumerate the font specific properties as enumerating the PlatformID/PlatformSpecific ID pairs. This allows OEMs to enumerate and choose the platforms supported by the font.

•

QTopia® Font Plug-In for Embedded Linux Devices was introduced. Inherent in QTopia, an application platform from Trolltech for Linux devices, is QPF (bitmap) and FreeType (scalable) font support, but FreeType support is slower and requires much more memory than QPF. Bitstream solves these issues by integrating Font Fusion, the most viable font rendering solution for embedded Linux devices, into the application platform through the QTopia Font Plug-In. The QTopia Font Plug-In was developed as a software layer which directly integrates Font Fusion into the platform. As a result, Linux devices running the plug-in will inherit the entire Font Fusion feature list in a manner that is invisible to the user.

•

ThunderHawk™ Java™ Client/Server Edition for mobile operators, device manufacturers, and enterprise organizations was enhanced and ThunderHawk™ Native Client/Server Edition for mobile operators, device manufacturers, and enterprise organizations was introduced and is based on a transparent proxy server technology, offering an improved web browsing experience without the need to install any new software on the handset. New enhancements for both include:

•	Broader Support. AJAX , for popular sites like Google Maps; RSS feeds, including ATOM support; video for player-enabled handsets.

•

Unrivaled speed. Cookies are stored on the server, not the client, further decreasing the time it takes users to get to complex Websites. Users can choose three different compression levels to view images, which can also increase speed.

•	Easier navigation. Improved interface enables users to easily click on and call phone numbers and navigate up and down pages, or to the next hotspot, with ease.

•	Reduced over the air data sizes for superior speed and cost efficiency.

•	Enhanced server end scalability for lowest possible hosting cost per user in large deployments.

•

MyFonts.com font installers aimed at making it easier to download and install fonts from the website. In early 2007, support for automatic font installation was added for Mac OS X users with the result that virtually all MyFonts users can take advantage of automatic font installation.

•

Pageflex Storefront 5.5. We introduced Pageflex Storefront 5.5 in the Spring of 2007 and released it in the Summer of 2007. The new features in 5.5 are designed to accelerate and optimize the creation and deployment of web-to-print sites for consumer markets. At the core of the upgrade is the ability to alter the graphical elements of the customer-facing site, including colors, font size, and button graphics, navigation, catalog, editing and checkout controls. These tools allow Pageflex users to create product- and market-specific websites to complement their offerings. The anonymous browsing feature gives users the ability to offer customers access to the storefront website and the opportunity to customize products without registering until checkout. This new release also gives Pageflex users the ability to insert custom content—even dynamic content—in many areas of the site, including a site footer, login page, registration page, start page, and all catalog categories. This capability provides a place where they can further promote the products on their websites. For example, a printer could insert a sidebar banner next to a product catalog to advertise other printing services that the printer offers. The printer could also insert product cross-sell information within the catalog itself, leading to more sales and additional revenue opportunities.

•

Pageflex 6.0. At the end of the year we finalized Pageflex 6.0 which provides users with a comprehensive solution for creating, producing, and managing marketing campaigns in a tool called Campaign Manager. Pageflex 6.0 gives marketers an easy and robust way to track and analyze all aspects of their campaigns, providing them with the critical information needed to evaluate the return on their marketing investment. The enhanced tracking capabilities provide marketers an accurate, detailed account of the effectiveness of each tool used in a comprehensive campaign, such as email, personalized URLs and landing pages, and direct mail. A simple, menu-driven interface allows users to define each step of the campaign. A customizable tracking website then specifically measures their effectiveness in real time, aiding in the delivery of quantifiable results. In addition, 6.0 includes the Adobe Flash-based version of the award-winning Free Edit application for Pageflex Storefront, enhancing the capabilities for online document editing to include the sophisticated text and document composition features that define the Pageflex product line.

•

Pageflex Persona Cross Media Suite 2008. In the first quarter of 2008, we released the new version of Pageflex Persona Cross Media Suite which builds on the feature set of this desktop application that enables targeted and personalized content in both print and e-mail. New features include the ability to build projects for Pageflex Campaign Manager, and various enhancements to the PDF print capabilities of the application.

•

Pageflex Product Integrations. Integrations of third party products with our Pageflex product line continue to be a source of providing additional functionality to our customers’ applications. In 2007, we completed several third party integrations that include:

•

Integration of Pageflex Storefront with Objective Advantage’s OASymbio, a print automation platform from which printers can build a tightly integrated print supply chain to enhance the relationship with their customers. The integration gives the companies’ joint customers the ability to streamline their production processes in a “lights out” automated solution.

•	Integration of Pageflex Server and Storefront with DirectSmile to combine image personalization with Pageflex products to add emotion to direct mail and other document customization projects.

•	Integration with Enterprise Print Management Solutions (EPMS) to communicate production information seamlessly between Pageflex Server and the Enterprise 32 print management system.

•	Integration with Pace Systems Group’s ePace print management system.

•	Integration with SeeFile to offer Web-based image management to Pageflex Storefront sites.

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

Our ThunderHawk browsing technology competes with the browsing solutions offered by a wide variety of companies, including large software companies and small companies focused solely on the mobile browsing market. Our mobile browser competitors include Opera Software ASA, Access Co., Ltd., and Novarra Inc. ThunderHawk compares favorably against these competitors primarily because of its ease-of-use, ability to access a wide variety of websites and the browser’s client/server technology, which provides many advantages, the most important being user experience, speed and security. The client/server architecture also gives ThunderHawk a high degree of compliance with open HTML standards, making fast and full-featured mobile web browsing possible. Our myMMS mobile messaging technology competes with smaller companies that offer enhanced multimedia messaging functionality. Other than general SMS and MMS services provided by mobile operators, there are few third party companies offering similar services. Two potential competitors include InterObject and Wireless Central. MyMMS has clear advantages because of the service’s unique font choices from MyFonts.com and multiple revenue opportunities that may create licensing interest among large mobile operators.

Our publishing software competes with offerings of end-to-end solutions and integration services that include on-demand publishing tools. These solutions in turn compete with solutions created by our customers. Pageflex6.0 and Pageflex Storefront are server-based enterprise applications targeted at the customized print or web-to-print segment of the on-demand publishing market, while Persona Cross Media Suite is a desktop product for database-driven print and HTML email production. Rapid technological developments and frequent product introductions characterize this market. Competitive solutions also include VDP products bundled with digital presses, or integrated with print-shop management systems in the print provider market. In the corporate market, competitive solutions include those integrated with marketing campaign management, email marketing, and CRM strategies. Participants in this market compete based on functionality, price, service, customizability, and interoperability with other e-publishing solutions and components. These competitors include PressSense, Printable, Objectif Lune, and XMPie. Recently this market has seen some consolidation with major digital press vendors adding software solutions to their product portfolios. This is a trend that may continue and change our competitive landscape. In addition, we may face new competition from emerging products and technologies. We believe our publishing products compete favorably based on rich feature sets, ease of use, long-term cost of ownership, stability, and scalability.

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

Our policy is to apply for U.S. patents with respect to our technology and seek copyright registration of our technology and trademark registration of our marks from time to time when management determines that it is competitively advantageous and cost effective to do so. We have been granted ten patents by the United States Patent and Trademark Office, three for certain aspects or applications of the Company’s TrueDoc technology, one for our DocLock technology, one for our Font Fusion technology, one for our Pageflex technology, three for our ThunderHawk technology and one for our technology behind our MyFonts.com website. Furthermore, multiple U.S., PCT, EPO, and Japanese applications are in process for some of the Company’s newer technologies. Bitstream®, Font Fusion®, TrueDoc®, T2K®, MyFonts® and Cyberbit® are federally registered trademarks of the Company. All other trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

EMPLOYEES

As of March 17, 2008, the Company employed 72 people, including 19 in sales and marketing, 20 in customer support and consulting, 22 in research and development, and 11 in general and administrative functions. Of our 72 employees, 68 are full time and 4 are part time. We also retain consultants from time to time to assist us with particular projects. We believe that our future success will depend in part on our ability to attract, motivate and retain highly qualified personnel. None of our employees is represented by a labor union and we have not experienced any work stoppages. We consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers and their ages as of March 17, 2008 are as follows:

Name	Age	Position
Anna M. Chagnon	41	President and Chief Executive Officer
John S. Collins	68	Vice President and Chief Technology Officer
James P. Dore	49	Vice President and Chief Financial Officer
Sampo Kaasila	47	Vice President, Research and Development
Costas Kitsos	47	Vice President of Engineering

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

If we are unable to successfully compete in our markets, our financial results will be negatively affected. The computer software market is highly competitive and is characterized by rapid technological change and adoption of new industry standards. As the markets in which our products are sold continue to develop and as we enter new markets, we expect to continue to face substantial competition from other software developers and anticipate that additional competitors will enter those markets. Many of our competitors or potential competitors have significantly greater financial, marketing and technical resources than we have. These competitors may be able to adapt more quickly to new or emerging technologies and standards or changes in customer requirements and may be able to devote greater resources to the promotion and sale of their products than we are able. Many of our competitors currently market, or have the potential to market, their products directly to the ultimate consumers of such products as part of a broader product offering. There can be no assurance that we will be able to compete successfully against these entities. To compete successfully, we must continue our investment in research and product development and must devote substantial resources to our marketing and sales functions. There can be no assurance that we will have the necessary capital resources to fund such investment.

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

General economic risks may affect our revenue and profitability. Our business may be affected by general worldwide economic conditions and related uncertainties affecting markets in which we operate. Adverse economic conditions could adversely impact our business in 2008 and beyond, resulting in: reduced demand for some of our products; increased pressure on the prices for our products and services; and greater difficulty in collecting accounts receivable. To address this issue, we are pursuing a number of strategies to generate revenue growth, including: identifying new markets for our products; developing new applications for our technologies; allocating research and development funding to products with high revenue potential; and strengthening our presence in selected geographic markets. Due to limited resources, we may not be able to continue to successfully implement these strategies, which could have a material adverse effect on our business, results of operations and financial condition.

Risks related to our international sales. Sales to customers outside the United States represented 18.0% of our revenue for the year ended December 31, 2007. This revenue does not include revenue derived from products sold into the international market by our domestic OEM and ISV customers or foreign purchases downloaded from MyFonts.com. We expect that our international business will continue to account for a significant portion of our future revenue. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore less competitive in foreign markets. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, potentially adverse tax consequences, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on our future revenue and our results of operations. In addition, our European business is significant and has historically been negatively affected during our fiscal quarter ending September 30 due to the summer closing or slowdown of several European customers. These seasonal factors have affected, and may continue to affect, our results of operations.

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

Changes in accounting rules may adversely affect our financial results and the price of our Class A Common Stock. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC, the Public Company Accounting Oversight Board, and various bodies formed to interpret and create appropriate accounting policies. A change in these principles and policies could have a significant impact on our reported results and may even retroactively affect previously reported transactions. Changes to these rules may have a material adverse effect on future financial results or in the way in which we conduct our business. For example, in December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) 123(R) which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in our consolidated statements of income. We were required to adopt SFAS 123(R) in the reporting period beginning January 1, 2006. Although the adoption of SFAS 123(R) has resulted in amounts that are similar to the prior pro forma disclosures under SFAS 123, the adoption has had a significant adverse impact on our consolidated statements of income and net income per share, by increasing our expenses by approximately $513,000 for the period ended December 31, 2007. Additionally, to avoid the additional expense resulting from having to expense option grants, we may refrain from granting additional options, which may make it more difficult for us to attract and retain skilled technical, managerial and marketing personnel.

Changes in tax rates and regulations. Changes in tax rates could adversely affect our future results of operations. Increases in tax rates or changes in how taxes are assessed could increase our tax liabilities, which would negatively affect our financial results and cash flow.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Bitstream’s corporate headquarters are located in Cambridge, Massachusetts where we currently lease approximately 18,000 square feet under an operating lease that commenced in September 2003 and expires in August 2009. The minimum annual base rent including operating expenses, property taxes and assessments was approximately $424,000 for the first two years with the first six months abated, was $464,000 for years three and four, and will be $482,000 for years five and six.

We also lease a small engineering office in Plaistow, New Hampshire for approximately $1,000 per month on a month to month basis.

We are in the process of evaluating the leasing of a small office near Nodia, India which will house the employees of our newly formed India subsidiary. We anticipate signing a 3 year lease agreement in 2008 for approximately 10,000 square feet of space at a cost of approximately $4,000 per month or $48,000 per year for three years.

We believe that with the addition of the facility in India our facilities are adequate for our current needs. As the Company continues to grow, additional space may be required. We believe that suitable additional space, if needed, will be available to us on commercially reasonable terms.

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

From time to time, in addition to the infringement case identified above, we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of December 31, 2007 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

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

	2007		2006
	High	Low	High	Low
First Quarter	$12.020	$6.640	$8.850	$3.410
Second Quarter	$9.120	$6.870	$9.790	$4.400
Third Quarter	$7.250	$5.630	$9.570	$4.070
Fourth Quarter	$6.940	$5.110	$11.200	$7.810

As of March 17, 2008 our Class A Common Stock was held by approximately 100 holders of record and we believe that our Class A Common Stock was beneficially held by more than 500 holders. There are no issued and outstanding shares of our non-voting Class B Common Stock.

DIVIDENDS

Bitstream has never declared or paid cash dividends on its capital stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends on our capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered securities sold by us during the three years ended December 31, 2007. During the years ended December 31, 2007, 2006, and 2005, Bitstream issued an aggregate of 750,550, 505,539, and 45,002 shares, respectively, of Class A Common Stock in connection with the exercise of vested options and warrants issued under our 1994 Stock Plan, 1996 Stock Plan, 1997 Stock Plan, 2000 Stock Plan and 2006 Incentive Compensation Plan. The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 promulgated thereunder, in that they were issued either pursuant to written compensatory benefits plans or pursuant to a written contract relating to compensation, as provided by Rule 701. In addition, on June 26, 2006, we filed a Registration Statement on Form S-8 under the Securities Act of 1933, as amended, registering up to an aggregate of 2,000,000 shares of our Bitstream Class A Common Stock, par value $0.01 per share, which may be issued pursuant to awards under the Bitstream Inc. 2006 Incentive Compensation Plan. For a discussion of the Company’s equity compensation plans, see Note 7 of the Notes to Consolidated Financial Statements included herein.

EQUITY COMPENSATION PLANS

The information concerning the Company’s equity compensation plans required by this Item is contained in Item 12 of this report.

STOCK REPURCHASE PLAN

On December 10, 2007 our Board of Directors authorized a program to repurchase up to $2,500,000 of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions and may enter into structured stock repurchase agreements with third parties. Purchases may be increased, decreased or discontinued at any time without prior notice. This repurchase program is subject to certain repurchase conditions, including daily volume limitations, as provided under the applicable SEC safe harbor rules.

During the year ended December 31, 2007, we repurchased 146 shares at an average of $6.04 per share or approximately $881,000 under a structured share repurchase agreement with a large financial institution under this program.

On February 12, 2008, we reached our limit set by the December 10, 2007 stock repurchase plan. During the program we purchased a total of 428 shares at an average price of $5.84 per share or approximately $2,500,000.

On March 18, 2008 our Board of Directors authorized a second program to repurchase up to $2,500,000 of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions and may enter into structured stock repurchase agreements with third parties. Purchases may be increased, decreased or discontinued at any time without prior notice. This repurchase program is subject to certain repurchase conditions, including daily volume limitations, as provided under the applicable SEC safe harbor rules.

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return provided shareholders on Bitstream Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2002 and its relative performance is tracked through 12/31/2007. The Comparisons shown on the graph below are based on historical data. We caution that the stock performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s Common Stock.

* $ 100 invested on 12/31/02 in stock or index-including reinvestment of dividends.

Fiscal year ending December 31.

Cumulative Total Return

	12/02	12/03	12/04	12/05	12/06	12/07
Bitstream Inc.	100.00	182.74	157.74	223.81	517.86	381.55
NASDAQ Composite	100.00	149.75	164.64	168.60	187.83	205.22
NASDAQ Computer & Data Processing	100.00	124.95	143.03	147.06	166.33	197.68

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

This Stock Performance Graph information shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”) or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 or the Exchange Act, except as expressly set forth by specific reference in such a filing.

ITEM 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below as of December 31, 2007 and 2006 and for the three years ended December 31, 2007 have been derived from the Company’s consolidated financial statements, which have been audited by an independent registered public accountant, whose reports thereon are included elsewhere in this report. The selected consolidated financial data presented below as of December 31, 2005, 2004 and 2003 have been derived from, and are qualified by reference to, the Company’s audited financial statements, which are not included in this report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements of the Company and Notes thereto, the section below entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other financial data appearing elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA,

(in thousands, except per share amounts).

	Years Ended December 31,
	2007	2006	2005	2004	2003
Operations:
Revenue	$23,618	$20,248	$15,653	$11,632	$9,726
Income (loss) before provision for income taxes	4,012	3,217	1,090	(573)	(1,128)
Net income (loss)	3,991	3,234	1,034	(615)	(1,205)
Net income (loss) per share (1)
Basic	0.41	0.36	0.12	(0.07)	(0.14)
Diluted	0.36	0.30	0.11	(0.07)	(0.14)
Financial Position:
Cash and cash equivalents	16,420	10,542	5,464	4,405	4,367
Working capital	14,514	9,359	4,528	3,331	3,506
Total assets	20,643	14,717	8,835	7,033	7,011
Stockholders’ equity	15,987	10,626	5,701	4,564	4,939

(1)	Calculated on the basis described in Note 2 of Notes to the Consolidated Financial Statements.

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

Our professional services include custom font design, consulting services, development, and training. We recognize professional services revenue under software development contracts as services are provided for per diem contracts or by using the percentage-of-completion method of accounting for long-term fixed price contracts. Provisions for any estimated losses on contracts in progress are made in the period in which such losses become probable. We had no long-term contracts in progress as of December 31, 2007.

We recognize revenue from end user product sales upon delivery of the software to the end user, net of estimated returns and allowances, if collection is probable. We estimate returns and allowances based on historical rates and as of December 31, 2007, we did not have a reserve. Reserves reduce revenue recognized, as necessary, at the time the related revenue is recorded. We periodically adjust estimates for returns based upon historical rates of return. While management believes that it can make reliable estimates, it is possible that these estimates will change in the future or that actual amounts could vary materially from our estimates.

We generally warrant that our products will function substantially in accordance with the documentation provided to customers for 90 days following initial delivery. As of December 31, 2007, we had not incurred any expense related to warranty claims. We estimate reserves based on historical rates and, accordingly, have not recorded a warranty reserve. While management believes that we can make reliable estimates, it is possible that these estimates will change in the future or that actual amounts could vary materially from our estimates.

Please refer to Note 1 of the Company’s Notes to Consolidated Financial Statements for further information on our revenue recognition policies.

Stock-based Compensation

We adopted the provisions of Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) during the first quarter of fiscal 2006, and have accounted for stock-based compensation in accordance with SFAS 123R since that time. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

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

The application of these principles using guidance from SFAS 123R may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

See Note 7 of our Consolidated Financial Statements for further information regarding the SFAS 123R disclosures.

Impairment of Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tested recorded goodwill for impairment. We have determined that we do not have separate reporting units and thus goodwill is tested for impairment based upon an enterprise wide valuation. We conducted impairment testing as of December 31, 2007 and determined that the fair value of the enterprise was greater than its carrying value. Although none of the goodwill was impaired, there can be no assurance that, upon completion of a future review, a material impairment charge will not be recorded.

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

Fonts and font rendering technologies. Bitstream is a leading developer of font technology solutions that enable developers to display high-quality text in any language for any device or application. We work with partners from around the world to provide complete text composition and font rendering solutions for consumer electronics devices, mobile handsets, set-top boxes, digital TVs, printers, graphics and software applications, and embedded systems. Our solutions include Bitstream Panorama™ for text composition and Font Fusion® for font rendering. Bitstream font technology supports all international languages. With our technology developers can render any scalable industry-standard and compact font format. Developers rely on Bitstream for complete font solutions, including a certified Simplified Mainland Chinese font, MobileFonts™, the Tiresias Screenfont, the Closed Captioned TV (CCTV) Font Set, the TV Font Pack, delta-hinted screen fonts, and compact stroke-based Asian fonts. Bitstream also delivers high-quality font solutions for developers, ad agencies, graphic designers, desktop publishers, corporations, small businesses, and home office users. Our world-renowned library includes over 1,000 high-quality fonts in OpenType, TrueType, and PostScript Type 1 formats for Windows, Macintosh, Unix, and Linux. We also sell our fonts and fonts from other foundries and designers on MyFonts.com SM, a showcase of the world’s fonts available from one easy-to-use website. MyFonts provides the largest collection of fonts ever assembled for on-line delivery, and offers easy ways to find and purchase fonts on-line. MyFonts.com also offers unique typographic resources for research and reference, including WhatTheFont SM, a unique font identifier that accepts image files of fonts uploaded by users, analyzes the images, and then displays the fonts on the MyFonts site that most closely match the font shapes captured in the image.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage of revenue represented by certain items reflected in the Company’s Statements of Operations Data for the periods presented:

	Years Ended December 31,
	2007	2006	2005
Revenue
Software licenses	81.4%	83.5%	84.0%
Services	18.6	16.5	16.0

Total revenue	100.0	100.0	100.0
Cost of revenue
Software licenses	29.4	29.7	27.6
Services	7.9	7.7	7.8

Total cost of revenue	37.3	37.4	35.4

Gross profit	62.7	62.6	64.6

Operating expenses:
Marketing and selling	16.7	17.0	18.8
Research and development	20.1	21.7	24.7
General and administrative	11.4	11.6	14.5

Total operating expenses	48.2	50.3	58.0

Operating income (loss)	14.6	12.3	6.6
Other income (expense), net	2.4	3.6	0.3
Provision for (Benefit from) income taxes	0.1	(0.1)	0.3

Net income (loss)	16.9%	16.0%	6.6%

YEAR ENDED DECEMBER 31, 2007 COMPARED TO YEAR ENDED DECEMBER 31, 2006

(in thousands, except percent amounts)

Gross Profit:

	Years Ended December 31,
	2007	% of Revenue	2006	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$19,229	81.4%	$16,910	83.5%	$2,319	13.7%
Services	4,389	18.6	3,338	16.5	1,051	31.5

Total revenue	23,618	100.0	20,248	100.0	3,370	16.6
Cost of Revenue
Software licenses	6,939	36.1	6,022	35.6	917	15.2
Services	1,863	42.4	1,557	46.6	306	19.7

Total cost of revenue	8,802	37.3	7,579	37.4	1,223	16.1

Gross Profit	$14,816	62.7%	$12,669	62.6%	$2,147	16.9%

The increase in revenue from software licenses for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was attributable to increases in licenses from our font and font technology and publishing products. License revenue from direct sales, which include e-commerce sales, increased $1,698, or

15% to $13,057 for the year ended December 31, 2007 as compared to $11,359 for the year ended December 31, 2006. License revenue from resellers decreased $153, or 9% to $1,475 for the year ended December 31, 2007, as compared to $1,628 for the year ended December 31, 2006. License revenue from OEMs and ISVs increased $774, or 20% to $4,697 for the year ended December 31, 2007, as compared to $3,923 for the year ended December 31, 2006. The net increase in direct and reseller revenue was due to increases in the volume and variety of fonts and publishing products licensed throughout 2007. The increase in OEM and ISV revenue was due to an increase in new licenses, as well as license renewals and royalties received under existing license agreements because of increases in reported unit shipments by certain OEM customers. We believe that new customer acquisition, current customers adding licenses for existing and new products, and additional unit shipments reported by OEM customers will result in increased revenue for 2008.

The increase in revenue from services was primarily due to increases in maintenance and support contracts associated with our publishing and font technology product lines. Service revenue from direct sales increased $972, or 42%, to $3,317 for the year ended December 31, 2007 as compared to $2,345 for the year ended December 31, 2006. Service revenue from resellers increased $133, or 26%, to $653 for the year ended December 31, 2007 as compared to $520 for the year ended December 31, 2006. Service revenue from OEMs and ISVs decreased $54, or 11%, to $419 for the year ended December 31, 2007 as compared to $473 for the year ended December 31, 2006. These services vary with the requirements of customers for custom design and development for our embedded products. The increase in service revenue for the year ended December 31, 2007 of $1,051, or 32% as compared to the year ended December 31, 2006 was primarily driven by increases in our customer base and the number of customers contracting for support services. We believe that our revenue from support and consulting will continue to grow during 2008.

We recognize license revenue from direct sales and licensing agreements of our products and products from third parties including e-commerce sales made via our websites, licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of mobile browsing products, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the years ended December 31, 2007 and 2006 was $31 and $22, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The increase in cost of license revenue for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily due to increased direct costs, including royalty and credit card processing expenses of $845, or 14%, to $6,723 for the year ended December 31, 2007, from increased sales of third party products including e-commerce sales. We expect the cost of licenses as a percentage of sales for 2008 will approximate that of 2007, though the quarterly results may vary based upon the mix of products sold during the particular quarter.

The increases in costs of services revenue for the year ended December 31, 2007, as compared to the year ended December 31, 2006 was primarily due to an increase in customer consulting resources and support personnel which increased $165 for the year ended December 31, 2007, plus a decrease in the internal allocation of resources to research and development projects of $138. We expect the cost of services will increase as a percentage of revenue from services but not as a percent of total revenue during 2008 as we continue to invest in our infrastructure so as to be able to efficiently provide for these services.

Cost of revenue includes royalties and fees paid to third parties for the development of, or license of rights to technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of products.

Operating Expenses:

	Years Ended December 31,
	2007	% of Revenue	2006	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$3,949	16.7%	$3,442	17.0%	$507	14.7%
Research and development	4,739	20.1	4,397	21.7	342	7.8
General and administrative	2,686	11.4	2,344	11.6	342	14.6

Total operating expenses	$11,374	48.2%	$10,183	50.3%	$1,191	11.7%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The increase in M&S expense was the result of a $327, or 15% increase in salaries and benefits due to an increase in headcount and commissions due to the increase in commissionable sales for the year ended December 31, 2007 as compared to the year ended December 31, 2006, a $68, or 15% increase in advertising and marketing activities including tradeshow participation during 2007, and $116 or 95% increase in sales and marketing outside professional services and consulting costs. We expect that M&S expense will continue to increase during 2008 as we continue to increase sales personnel and marketing activities.

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expense for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily the result of an increase in personnel salary and benefit costs and the use of third-party developers totaling $253 and an increase in non-cash stock option compensation expense of $149, plus $75 increase in facilities costs and depreciation expense during the year ended December 31, 2007, partially offset by a decrease in the utilization of customer support and consulting personnel on internal R&D projects of $138. We expect our development efforts to continue at a similar level during 2008 and expect our R&D expense to increase in absolute dollars but not as a percent of revenue.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The increase in G&A for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily the result of an increase in salaries and benefits of $94, including $45 in non-cash stock option compensation expense; an increase in professional services related to Sarbanes Oxley 404 Controls documentation and testing of $157; and an increase in directors’ fees from non-cash stock option compensation expense of $32. We expect our G&A costs to increase in absolute dollars but not as a percent of revenue in 2008.

Other income and (expense), net;

	Years Ended December 31,
	2007	% of Revenue	2006	% of Revenue	Change
					Dollars	Percent
Legal fee reimbursement	$—	—%	$464	2.3%	$(464)	(100.0)%
Interest and other income, net	570	2.4	267	1.3	303	113.5

Total Other Income	$570	2.4%	$731	3.6%	$(161)	(22.0)%

Other income includes interest income earned on cash and money market instruments net of interest expense. Interest income has increased due to increases in both the amount of cash and cash equivalents invested in money market instruments and the rate of interest being earned on those balances. The legal fee reimbursement resulted from the May 17, 2006 award by the U.S. District Court for the Northern District of Illinois in connection with the TrueDoc lawsuit of approximately $464. Monotype Imaging, Inc. and

International Typeface Corporation agreed to pay the full amount of the award and dismiss their appeal if we agreed not to appeal the Court’s award set forth in the Court’s May 17, 2006 Order. We accepted the proposal, received full payment and the case was terminated.

Provision for income taxes:

	Years Ended December 31,
	2007	% of Revenue	2006	% of Revenue	Change
					Dollars	Percent
Provision for (benefit from) income taxes	$21	0.1%	$(17)	(0.1)%	$38	223.5%

The tax provision for the year ended December 31, 2007 consisted of $21 of foreign withholding taxes. The Company’s tax provision for the year ended December 31, 2006 included a $(22) benefit in U.S. Federal income tax due to a refund of alternative minimum tax partially offset by $5 of foreign withholding taxes. Foreign taxes vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States, including Korea and Poland.

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

The increase in revenue from software licenses for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was attributable to increases in licenses from our font and font technology and publishing products. License revenue from direct sales, which include e-commerce sales, increased $2,485, or 28% to $11,359 for the year ended December 31, 2006 as compared to $8,874 for the year ended December 31, 2005. License revenue from resellers increased $223, or 16% to $1,628 for the year ended December 31, 2006, as compared to $1,405 for the year ended December 31, 2005. License revenue from OEMs and ISVs increased $1,046, or 36% to $3,923 for the year ended December 31, 2006, as compared to $2,877 for the year ended December 31, 2005. The increases in direct and reseller revenue were due to increases in the volume and variety of fonts and publishing products being licensed throughout 2006. The increase in OEM and ISV revenue was due to an increase in new licenses, as well as license renewals and royalties received under existing license agreements because of increases in reported unit shipments by certain OEM customers.

The increase in revenue from services was primarily due to increases in maintenance and support contracts associated with our publishing and font technology product lines. Service revenue from direct sales increased $724, or 45%, to $2,345 for the year ended December 31, 2006 as compared to $1,621 for the year ended December 31, 2005. Service revenue from resellers increased $194, or 60%, to $520 for the year ended

December 31, 2006 as compared to $326 for the year ended December 31, 2005. Service revenue from OEMs and ISVs decreased $77, or 14%, to $473 for the year ended December 31, 2006 as compared to $550 for the year ended December 31, 2005, as these services vary with the requirements of customers for custom design and modifications for our embedded products. The net increase in service revenue for the year ended December 31, 2006 is $841, or 34% as compared to the year ended December 31, 2005. These increases were primarily driven by increases in our customer base and the number of customers contracting for support services.

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

The increase in cost of license revenue for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily due to increased direct costs, including royalty and credit card processing expenses, of $1,668, or 40%, from increased sales of third party products including e-commerce sales.

The increases in costs of services revenue for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily due to an increase in customer consulting resources and support personnel for the publishing product line which increased $385, or 50%, to $1,154 for the year ended December 31, 2006, partially offset by an increase in an internal allocation of resources to research and development projects from font and font technology support and consulting personnel of $57.

Cost of revenue includes royalties and fees paid to third parties for the development of, or license of rights to technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of products.

Operating Expenses:

	Years Ended December 31,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$3,442	17.0%	$2,936	18.8%	$506	17.2%
Research and development	4,397	21.7	3,859	24.7	538	14.0
General and administrative	2,344	11.6	2,276	14.5	68	2.9

Total operating expenses	$10,183	50.3%	$9,071	58.0%	$1,112	12.3%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The increase in M&S expense was the result of a $424, or 24% increase in salaries and benefits due to an increase in headcount and commissions due to the increase in commissionable sales for the year ended December 31, 2006 as compared to the year ended December 31, 2005, and a $49, or 13% increase in advertising and marketing activities including tradeshow participation during 2006.

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expense for the year ended December 31, 2006 as compared to the year ended December 31, 2005 was primarily the result of an increase in personnel salary and benefit costs and the use of third-party developers totaling $498, or 16% during the year ended December 31, 2006, plus an increase in the utilization of customer support and consulting personnel on internal R&D projects of $57.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The increase in G&A for the year ended December 31, 2006 as compared to the year ended December 31, 2005 included an increase in salaries & bonuses expenses of $264; an increase in professional services for audit, tax and accounting work of $135; directors fees of $70, which includes non-cash stock option compensation expense of $30; and an increase in facilities costs of $43; partially offset by a decrease in legal costs of $387 (2005 legal costs included costs to defend against a trademark infringement lawsuit), and a decrease in bad debts of $26.

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

Provision for income taxes:

	Years Ended December 31,
	2006	% of Revenue	2005	% of Revenue	Change
					Dollars	Percent
Income tax provision	$(17)	(0.1)%	$56	0.4%	$(73)	(130.4)%

The tax provision for the year ended December 31, 2006 included a $(22) benefit in U.S. Federal income tax due to a refund of alternative minimum tax partially offset by $5 of foreign withholding taxes. The Company’s tax provision for the year ended December 31, 2005 included foreign withholding taxes $34 and $22 in U.S. Federal alternative minimum tax expense. Foreign taxes vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States including Korea and Poland.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

We have funded our operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of December 31, 2007, we had net working capital of $14,514 versus $9,359 at December 31, 2006, an increase of 55%.

Our operations generated $5,477 in cash during the year ended December 31, 2007 primarily due to our net income of $3,991, plus non-cash expenses for stock based compensation, depreciation and amortization of $822. Our operations generated $4,014 in cash during the year ended December 31, 2006 primarily due to our net income of $3,234, non-cash expenses for stock based compensation, depreciation and amortization of $578. Changes in operating assets and liabilities increased net cash by $664 and $202 for the years ended December 31, 2007 and 2006, respectively.

Our investing activities used cash of $456 and $305 for the years ended December 31, 2007 and 2006, respectively. Additions of property and equipment and intangible assets used $456 and $305 in cash for the years ended December 31, 2007 and 2006, respectively. We expect cash used for investing activities to increase in 2008 as compared to 2007 and that this increase will be met by our working capital.

Our financing activities provided cash of $857 for the year ended December 31, 2007 due to $1,704 generated from the exercise of stock options, plus $34 generated by issuance of treasury stock upon exercise of stock options, partially offset by $881 used to purchase treasury stock. Our financing activities provided cash of $1,369 for the years ended December 31, 2006 from the exercise of stock options.

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

As of December 31, 2007, we had no material commitments for capital expenditures, however we are in the process of negotiating the lease for a small office near Nodia, India which will house the employees of our newly formed Indian subsidiary. We anticipate signing a 3 year lease agreement in 2008 for approximately 10,000 square feet of space at a cost of approximately $4,000 per month or $48,000 per year for three years. We also anticipate that we will have approximately $200,000 in additional start up and build out related expenses, which we will incur primarily in the second quarter of 2008.

From time to time, we evaluate potential acquisitions of products, businesses and technologies that may complement or expand our business. Any such transactions consummated may use a portion of our working capital or require the issuance of equity or debt.

The future minimum annual lease payments, as of December 31, 2007, under our leased facilities are as follows:

	Total	2008	2009
Operating Leases	$803	$482	$321

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of license revenue on our consolidated Statement of Operations, was approximately $6,021, $5,188, and $3,780; for the years ended December 31, 2007, 2006, and 2005, respectively.

Off-Balance Sheet Arrangements

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

Stock Repurchase Plan

On December 10, 2007 our Board of Directors authorized a program to repurchase up to $2,500 of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions and may enter into structured stock repurchase agreements with third parties. Purchases may be increased, decreased or discontinued at any time without prior notice. This repurchase program is subject to certain repurchase conditions, including daily volume limitations, as provided under the applicable SEC safe harbor rules.

During the year ended December 31, 2007, we repurchased 146 shares at an average of $6.04 per share or approximately $881 under a structured share repurchase agreement with a large financial institution under this program.

On February 12, 2008, we reached our limit set by the December 10, 2007 stock repurchase plan. During the program we purchased a total of 428 shares at an average price of $5.84 per share or approximately $2,500.

On March 18, 2008 our Board of Directors authorized a second program to repurchase up to $2,500 of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions and may enter into structured stock repurchase agreements with third parties. Purchases may be increased, decreased or discontinued at any time without prior notice. This repurchase program is subject to certain repurchase conditions, including daily volume limitations, as provided under the applicable SEC safe harbor rules.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on February 6, 2008, the FASB issued FSP 157-b which defers the effective date of SFAS 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. For 2008 we will adopt SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our financial position, results of operations or cash flows. We are currently evaluating the impact of adopting SFAS 157 on non-financial assets and non-financial liabilities.

On February 15, 2007, FASB issued Statement SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement is a fair value option for financial assets and financial liabilities and includes an amendment of FAS Statement No. 115 which covers accounting for certain investments in debt and equity securities. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar type assets and liabilities. SFAS 159 requires statements to more easily understand the effect of a companies choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of its balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 will not have a material impact on our consolidated financial position, results of operations, or cash flows.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS,

AND DERIVATIVE COMMODITY INSTRUMENTS

As of December 31, 2007, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments are short-term money market accounts and bank deposits that are carried on our books at fair market value. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that, when active, the operations of our international subsidiaries, Bitstream, B.V. and Bitstream India Private Limited, are conducted almost exclusively in local currencies. Bitstream, B.V. and Bitstream India Private Limited are currently inactive and thus we had no impact of currency exchange rate movements on inter-company transactions for the year ended December 31, 2007. International subsidiary operations, if resumed, will be translated into U.S. dollars and consolidated for reporting purposes. Currently, we do not engage in foreign currency hedging activities.

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

Managements’ Evaluation of our Disclosure Controls and Procedures.

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act),, with the participation of our management, has concluded that, as of the end of the period covered by the Annual Report on From 10-K, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under reasonably foreseeable future circumstances. Our principal executive officer and principal financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective at a level that provides such reasonable assurances.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal controls over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended. All internal controls over financial reporting, no matter how well designed, have inherent limitations. As a result of these inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those internal controls determined to be effective can provide only reasonable assurance with respect to reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, together with related pronouncements issued by both the Public Company Accounting Oversight Board and the U.S. Securities and Exchange Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting.

There was no change in the internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2007 that has materially affected, or reasonably likely to material affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this report in that the Company will file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 20, 2008 that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 20, 2008.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information concerning the executive officers of the Company required by this Item is contained in the section entitled “Executive Officers of the Registrant” in Item 1, Part I of this report. The information required by this Item concerning directors is incorporated herein by reference to the information appearing in the section entitled “Nominees for Directors” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 20, 2008, and which will be filed with the SEC on or before April 29, 2008.

The information with respect to any delinquent filings of reports pursuant to Section 16(a) of the Exchange Act is incorporated herein by reference to the information appearing in the section entitled “Principal and Management Stockholders—Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 20, 2008.

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

The information with respect to audit committee financial expert and identification of the audit committee of the Board of Directors required by this Item is incorporated herein by reference to the information appearing in the section entitled “Corporate Governance” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 20, 2008.

ITEM 11. Executive Compensation

Information required by this Item is incorporated herein by reference to the information appearing in the section entitled “Executive Compensation” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 20, 2008.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item, other than the following table, is incorporated herein by reference to the information appearing in the section entitled “Principal and Management Stockholders” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 20, 2008.

The following table presents information regarding the Company’s equity compensation plans at December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options and Warrants	Weighted Average Exercise Price of Outstanding Options and Warrants	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by shareholders (1)	1,857,295	$3.128	1,686,051
Equity compensation plans not approved by shareholders	—	$—	—

TOTAL	1,857,295	$3.128	1,686,051

(1)	Includes options and warrants granted to purchase shares of Bitstream Inc. Class A Common Stock, as well, as restricted stock awards. Additional data may be found in Note 7 in the Notes to Consolidated Financial Statements included herewith.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item, if any, is incorporated herein by reference to the information appearing in the sections entitled “Certain Relationships and Related Transactions” and “PROPOSAL No. 1-ELECTION OF DIRECTORS” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 20, 2008.

ITEM 14. Principal Accountant Fees and Services

Consistent with Section 10A(i)(2) of the Exchange Act as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services pre-approved in the fourth quarter of 2007 by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor. All audit related and non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee.

During the three months ended December 31, 2007, the audit committee approved the following amounts for services:

Year end audit services including quarterly reviews	$205,000
Tax Services including planning	31,000

Total approved	$236,000

The information required by this Item with respect to fees billed by the Company’s principal accountants is incorporated herein by reference to the information appearing in the section entitled “Principal Accountant Fees and Services” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 20, 2008.

Part IV

ITEM 15. Exhibits, Financial Statements and Reports on Form 8-K

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

Exhibit No.	Description
3.1.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.2.1	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

3.2.2	Bylaw Amendments adopted by the Board of Directors of the Company on November 6, 1998 (incorporated by reference to Exhibit 2 to the Company’s current report on Form 8-K filed on November 16, 1998).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

4.2	Rights Agreement dated as of November 12, 1998, between the Company and BankBoston N.A., as rights agent, which includes: as Exhibit A thereto, the form of Certificate of Designation of Series A Junior Participating, Preferred Stock of the Company; as Exhibit B thereto, the Form of Right Certificate; and as Exhibit C thereto, the summary of Rights to Purchase Preferred Shares. (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed on November 16, 1998).

10.1	1996 Stock Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

10.2	1994 Stock Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

Exhibit No.	Description
10.3	Agreement and Plan of Recapitalization dated October 28, 1994 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

10.4	Form of Indemnification Agreement between the Company, its directors and certain of its officers (incorporated by reference to Exhibit 10.9 to Pre-effective Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on October 15, 1996).

10.5	Agreement and Plan of Merger dated as of March 27, 1997 among the Company, Archetype Acquisition Corporation and Archetype, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.6	1997 Stock Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.7	Asset Purchase Agreement among the Company, Archetype, Inc., Inso Corporation and Inso Providence Corporation dated August 28, 1998 (incorporated by reference to Exhibit 99(a) to the Company’s Form 8-K filed on September 14, 1998).

10.8	Bitstream, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.9	Pageflex, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.10	MyFonts.com, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.11	Lease between MA-RIVERVIEW/245 FIRST STREET, LLC and the Company dated July 31, 2003 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.12	Stock Purchase Agreement between Extensis, Inc., DiamondSoft, Inc, Brian Berson, and Bitstream, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003).

10.13	Bitstream, Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s 2006 Proxy Statement for the June 1, 2006 Annual Meeting filed April 26, 2006).

*21.1	Subsidiaries of the Registrant

*23.1	Consent of PricewaterhouseCoopers LLP

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

*32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(b)	REPORTS ON FORM 8-K:

NONE.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on this 28th day of March, 2008.

BITSTREAM INC.

By:	/s/ ANNA M. CHAGNON
Anna M. Chagnon
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ANNA M. CHAGNON Anna M. Chagnon	President, Chief Executive Officer, and Director	March 28, 2008

/s/ JAMES P. DORE James P. Dore	Vice President and Principal Financial and Accounting Officer	March 28, 2008

/s/ CHARLES YING Charles Ying	Chairman of the Board, and Director	March 28, 2008

/s/ AMOS KAMINSKI Amos Kaminski	Director	March 28, 2008

/s/ DAVID G. LUBRANO David G. Lubrano	Director	March 28, 2008

/s/ GEORGE B. BEITZEL George B. Beitzel	Director	March 28, 2008

BITSTREAM INC. AND SUBSIDIARIES

BITSTREAM INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bitstream Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive net income, and of cash flows present fairly, in all material respects, the financial position of Bitstream Inc. and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for, and discloses, uncertain tax positions in 2007 and changed its method of accounting for share-based payments in 2006.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 28, 2008

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$16,420	$10,542
Accounts receivable, net of allowance of $65 and $33 at December 31, 2007 and 2006, respectively	2,245	2,349
Short-term investments, prepaid expenses and other current assets	465	410
Restricted cash	—	50

Total current assets	19,130	13,351

Property and equipment, net	569	402

Other long-term assets:
Restricted cash	150	150
Goodwill	727	727
Intangible assets, net	67	87

Total other assets	944	964

Total assets	$20,643	$14,717

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,137	$887
Accrued payroll and other compensation	1,232	1,279
Other accrued expenses	527	401
Deferred revenue	1,720	1,425

Total current liabilities	4,616	3,992

Deferred rent	40	99

Total liabilities	4,656	4,091

Commitments and contingencies (Note 5)
Stockholders’ equity :
Preferred stock, $0.01 par value Authorized—6,000 shares Issued and outstanding—0 at December 31, 2007 and 2006	—	—
Common stock, $0.01 par value Authorized—30,000 shares Class A and 500 shares Class B Class A—Issued 10,066 and 9,316 and outstanding 9,921 and 9,304 at December 31, 2007 and 2006, respectively Class B—Issued and outstanding—0 at December 31, 2007 and 2006	101	93
Additional paid-in capital	36,461	34,252
Accumulated deficit	(19,694)	(23,685)
Treasury stock, at cost; 146 and 12 shares at December 31, 2007 and 2006, respectively	(881)	(34)

Total stockholders’ equity	15,987	10,626

Total liabilities and stockholders’ equity	$20,643	$14,717

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	Years Ended December 31,
	2007	2006	2005
Revenue:
Software licenses	$19,229	$16,910	$13,156
Services	4,389	3,338	2,497

Total revenue	23,618	20,248	15,653
Cost of revenue:
Software licenses	6,939	6,022	4,321
Services	1,863	1,557	1,223

Cost of revenue	8,802	7,579	5,544

Gross profit	14,816	12,669	10,109

Operating expenses:
Marketing and selling	3,949	3,442	2,936
Research and development	4,739	4,397	3,859
General and administrative	2,686	2,344	2,276

Total operating expenses	11,374	10,183	9,071

Operating income	3,442	2,486	1,038

Legal fee reimbursement	—	464	—
Interest and other income, net	570	267	52

Income before provision for income taxes	4,012	3,217	1,090
Provision for (benefit from) income taxes	21	(17)	56

Net income	$3,991	$3,234	$1,034

Basic net income per share	$0.41	$0.36	$0.12

Diluted net income per share	$0.36	$0.30	$0.11

Basic weighted average shares outstanding	9,824	9,052	8,663

Diluted weighted average shares outstanding	10,975	10,660	9,514

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE NET INCOME

(IN THOUSANDS)

	Common Stock $.01 Par Value		Additional Paid-in Capital		Treasury Stock		Total Stockholders’ Equity
	Number of Shares	$ Amount		Accumulated Deficit	Number of Shares	Cost
BALANCE, DECEMBER 31, 2004	8,765	$88	$32,789	$(27,953)	126	$(360)	$4,564

Exercise of stock options	45	—	103	—	—	—	103
Net income for the year ended December 31, 2005	—	—	—	1,034	—	—	1,034

BALANCE, DECEMBER 31, 2005	8,810	$88	$32,892	$(26,919)	126	$(360)	$5,701

Exercise of stock options	506	5	1,038	—	(114)	326	1,369
Stock based compensation expense	—	—	322	—	—	—	322
Net income for the year ended December 31, 2006	—	—	—	3,234	—	—	3,234

BALANCE, DECEMBER 31, 2006	9,316	$93	$34,252	$(23,685)	12	$(34)	$10,626

Exercise of stock options	750	8	1,696	—	(12)	34	1,738
Stock based compensation expense	—	—	513	—	—	—	513
Purchase of treasury shares					146	(881)	(881)

Net income for the year ended December 31, 2007	—	—	—	3,991	—	—	3,991

BALANCE, DECEMBER 31, 2007	10,066	$101	$36,461	$(19,694)	146	$(881)	$15,987

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,991	$3,234	$1,034
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	513	322	—
Depreciation	265	198	185
Amortization	44	58	79
Changes in operating assets and liabilities:
Accounts receivable	104	(686)	(701)
Prepaid expenses and other assets	(5)	(69)	(58)
Accounts payable	250	223	386
Accrued payroll and other compensation	(47)	427	175
Other accrued expenses	126	(28)	(183)
Deferred revenue ( long and short term)	295	340	293
Deferred rent ( long and short term)	(59)	(5)	(6)

Net cash provided by operating activities	5,477	4,014	1,204

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(432)	(285)	(218)
Additions to intangible assets	(24)	(20)	(30)
Restricted cash ( long and short term)	50	—	50
Short-term investment	(50)	—	(50)

Net cash used in investing activities	(456)	(305)	(248)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Treasury Stock	(881)	—	—
Issuance of Treasury Stock upon exercise of stock options	34	—	—
Proceeds from exercise of stock options/warrants	1,704	1,369	103

Net cash provided by financing activities	857	1,369	103

Net Increase in Cash and Cash Equivalents	5,878	5,078	1,059
Cash and Cash Equivalents, beginning of period	10,542	5,464	4,405

Cash and Cash Equivalents, end of period	$16,420	$10,542	$5,464

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$4	$1	$5
Cash paid for income taxes	$11	$4	$41

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

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We have also experienced net losses in prior years and as of December 31, 2007 have an accumulated deficit of approximately $20 million.

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

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Bitstream World Trade, Inc. (a Delaware corporation), a holding company for Bitstream, B.V. (a Dutch corporation); Pageflex, Inc. (a Delaware corporation) and MyFonts.com, Inc. (a Delaware corporation). The Company dissolved its Pageflex Inc. subsidiary and merged it into the parent, Bitstream Inc. as of January 1, 2007. As of January 1, 2008, the Company dissolved its MyFonts.com, Inc. subsidiary and merged it into the parent, Bitstream Inc. All material intercompany transactions and balances have been eliminated in consolidation.

(c) Disclosures about Segments of an Enterprise

We have determined that we conduct our operations in one business segment with three major product lines: fonts and font technology, mobile browsing and messaging technology, and publishing technology.

Long lived assets consist entirely of property and equipment and are located in the United States for all periods presented.

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

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and when collection is probable. Revenue related to extended payment programs is recognized when payment becomes due to the Company. End user sales include e-commerce revenue generated from our websites from the licensing of Bitstream fonts, subscription licenses for the ThunderHawk browser, licensing of fonts developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and for the years ended December 31, 2007, 2006, and 2005 was $31, $22, and $17, respectively. There are minimal costs associated with the referral program, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. We expense those costs as incurred.

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

The adoption of SFAS 123R had a material impact on our consolidated financial position, results of operations and cash flows. See Note 6 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for 2005 as if we had recorded stock-based compensation expense.

(g) Cash and Cash Equivalents

As of December 31, 2007, cash and cash equivalents included bank deposits and money market instruments. We consider all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and record such investments at cost, which approximates market value.

(h) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following (in thousands):

	December 31,
	2007	2006
Equipment and computer software	$1,936	$3,049
Purchased software	456	441
Furniture and fixtures	366	399
Leasehold improvements	143	120

	2,901	4,009
Less—Accumulated depreciation and amortization	2,332	3,607

Property and equipment, net	$569	$402

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment and computer software	3 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $265, $198, and $185, respectively.

(i) Fair Value of Financial Instruments

Our financial instruments consist of cash equivalents, short-term investments, accounts receivable, restricted cash, and accounts payable. The estimated fair value of these financial instruments approximates their carrying value at December 31, 2007 and 2006 due to the short-term nature of these instruments.

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

(k) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments in one highly-rated financial institution. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At December 31, 2007, two customers accounted for 16% and 14% of our accounts receivable, respectively. We do not have any off-balance sheet risks as of December 31, 2007. At December 31, 2006, two customers accounted for 13% and 10% of our accounts receivable, respectively. For the years ended December 31, 2007 and 2006, no single customer accounted for 10% or greater of our revenue.

(l) Goodwill and other intangible assets (in thousands, except per share amounts)

Goodwill resulted from the acquisitions of Type Solutions, Inc. and Alaras Corporation and was $727 at December 31, 2007 and 2006.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

goodwill is tested for impairment based upon an enterprise wide valuation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” separable intangible assets that have finite lives are amortized over their useful lives.

The components of the Company’s amortized intangible assets follow:

	December 31, 2007			December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$84	$(78)	$6	$76	$(76)	$0
Technology-based	547	(486)	61	531	(444)	87

Total	$631	$(564)	$67	$607	$(520)	$87

Amortization expense for finite-lived intangible assets for the years ended December 31, 2007, 2006 and 2005 was $44, $58, and $79, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2008	$32
2009	16
2010	11
2011	7
2012	1

$67

(m) Recently Issued Accounting Standards

Certain prior year account balances have been reclassified to be consistent with the current year’s presentation.

(n) Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 does not require new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. However, on February 6, 2008, the FASB issued FSP 157-b which defers the effective date of SFAS 157 for one year for non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. For 2008 we will adopt SFAS 157 except as it applies to those non-financial assets and non-financial liabilities as noted in FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our financial position, results of operations or cash flows. We are currently evaluating the impact of adopting SFAS 157 on non-financial assets and non-financial liabilities.

On February 15, 2007, FASB issued Statement SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement is a fair value option for financial assets and financial

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liabilities and includes an amendment of FAS Statement No. 115 which covers accounting for certain investments in debt and equity securities. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar type assets and liabilities. SFAS 159 requires statements to more easily understand the effect of a companies choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of its balance sheet. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 will not have a material impact on our consolidated financial position, results of operations, or cash flows.

(o) Impairment of Long-Lived Assets

We review our long-lived assets (which include finite lived intangible assets and property and equipment) for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. We evaluate the realizability of our long-lived assets based on profitability and cash flow expectations for the related asset or subsidiary. We believe that, as of each of the balance sheet dates presented, none of our long-lived assets was impaired.

(p) Comprehensive Income

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

	2007	2006	2005
Weighted average shares outstanding	9,824	9,052	8,663
Dilutive effect of options	1,146	1,590	851
Dilutive effect of restricted shares	1	—	—
Dilutive effect of warrants	4	18	—

Shares used to compute diluted net income per share	10,975	10,660	9,514

There were warrants and options outstanding to purchase 225, 330 and 530 shares for the years ended December 31, 2007, 2006, and 2005, respectively, that were not included in the potential common share computations because their exercise prices were greater than the average market price of our common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Income Taxes (in thousands, except percent amounts)

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

	Years Ended December 31,
	2007	2006	2005
Computed expected federal tax provision	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	6.7	6.8	5.9
Foreign taxes, including withholding taxes	0.5	0.2	3.1
Domestic net operating loss carryforwards and change in valuation allowance	(43.9)	(44.6)	(40.6)
Other	3.2	3.1	2.7

Provision (benefit) for income taxes	0.5%	(0.5)%	5.1%

Our tax provision includes foreign taxes which vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States including Korea, Israel and Poland. The following is a summary of the components of the provision for income taxes:

	Years Ended December 31,
	2007	2006	2005
Current:
Federal (benefit) expense	$—	$(22)	$22
State	—	—	—
Foreign	21	5	34

Total	$21	$(17)	$56

The significant items composing the net deferred tax asset are as follows:

	Years Ended December 31,
	2007	2006
Net operating loss carryforwards	$3,937	$5,215
Tax credit carryforwards	1,334	1,530
Other temporary differences	208	232

Gross deferred tax asset	5,479	6,977
Valuation allowance	(5,479)	(6,977)

Net deferred tax asset	$—	$—

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2007, we have recorded a deferred tax asset of approximately $1,183 related to the benefit of deductions from stock options included in the NOL. When and if we realize this asset, this benefit will be recorded as a credit to additional paid-in capital. The following is a summary of foreign and domestic pretax income (loss):

	Years Ended December 31,
	2007	2006	2005
Foreign income (loss)	$(9)	$—	$—
Domestic	4,021	3,217	1,090

Total pretax income	$4,012	$3,217	$1,090

At December 31, 2007, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $14,612 and $2,366, respectively, of which the benefit of approximately $6,544 and $2,366, respectively, when realized, will be recorded as a credit to additional paid in capital. In 2007, approximately $1,200 of state NOLs expired unused. The Company’s NOL carry-forwards begin to expire in 2008 for federal purposes. The Company also had U.S. federal and state research and development credit (“R&D Credit”) carryforwards of $864 and $291, respectively. These R&D credit carryforwards begin to expire in 2020 for federal purposes and 2016 for state purposes. As of December 31, 2007, we have foreign tax credit carryforwards of $179. These foreign tax credit carryforwards begin to expire in 2008.

In fiscal year 1998, the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company raised capital through their initial issuance of common stock in 1996 which, combined with shareholders’ subsequent disposition of those shares, resulted in a change of control as defined by Section 382. As of December 31, 2007, all of the limited NOLs from 1998 have been utilized.

Subsequent ownership changes, as defined in Section 382, could limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. The Company adopted FIN No. 48 on January 1, 2007. The implementation of FIN No. 48 did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 30, 2007, the Company had no unrecognized tax benefits. The Company has not conducted a study of its research and development credit carryforwards. Such a study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2007, we had no accrued interest or penalties related to uncertain tax positions.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tax years 2003 through 2006 remain open to examination by the major taxing jurisdictions to which we are subject.

We have determined that it is more likely than not that the deferred tax assets will not be realized, therefore, a valuation allowance has reduced the deferred tax assets to zero.

(4) Other Accrued Expenses, (in thousands)

Accrued expenses consist of the following:

	December 31,
	2007	2006
Accrued professional and consulting services	$283	$187
Deferred rent	59	90
Other	185	124

Total	$527	$401

(5) Commitments and Contingencies, (in thousands):

Lease commitments

We conduct our operations in leased facilities. In August 2003, we moved our corporate offices and entered into a six-year lease agreement. The new lease agreement commenced on September 1, 2003 and obligated us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. This lease agreement also required us to obtain a Letter of Credit in the amount of $250, which resulted in $250 in cash being classified as restricted on our Balance Sheet. The amount was reduced to $200 on the second anniversary and was reduced further to $150 on the fourth anniversary of the lease. Rent expense charged to operations for the years ended December 31, 2007, 2006 and 2005 was approximately $457, $547, and $512, respectively.

The future minimum annual lease payments, as of December 31, 2007, under our leased facilities are as follows:

	Total	2008	2009
Operating Leases	$803	$482	$321

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of software license revenue on our consolidated Statement of Operations, was approximately $6,021, $5,188, and $3,780, for the years ended December 31, 2007, 2006, and 2005, respectively.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

From time to time, in addition to the infringement case identified above, we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of December 31, 2007 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

(6) Stock-based Compensation Plans and Stock-based Compensation Expense (in thousands, except per share amounts)

(a) General

We have the following authorized capital: 30,500 shares of Common Stock, $0.01 par value, (30,000 of which are shares of Class A Common Stock and 500 of which are shares of Class B Common Stock), and 6,000 shares of preferred stock, $0.01 par value. Class A Common stockholders have voting rights. Class A Common stockholders have the option, at any time, to convert any or all shares of Class A Common Stock held into an equal number of shares of Class B Common Stock. The Class B Common Stock has rights similar to Class A Common Stock, except Class B Common Shares are nonvoting. The Class B Common stockholders have the option to convert any or all shares of Class B Common Stock held into an equal number of shares of Class A Common Stock, to the extent such stockholder and its affiliates shall be permitted to own, control or have the power to vote such Class A Common Stock under any law, rule or regulation at the time applicable to such stockholder or its affiliates. All outstanding shares of Common Stock as of December 31, 2007 and 2006 represent Class A Common Stock.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We currently estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include but are not limited to, the issuance of new options. The following table summarizes the assumptions we utilized for grants of options in the years ended December 31, 2007 and 2006:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Risk-free interest rates	4.6%	4.69% to 4.90%
Expected dividend yield	None	None
Expected term	5.6 Years to 5.7 Years	5 Years
Expected volatility	87.7% to 89.2%	91.05% to 92.05%

All options granted have a contractual ten year term. All options granted vest in equal installments on the first, second, third, and fourth year anniversaries over a four year period of continuous employee service. The risk free interest rate utilized is based upon published U.S. Treasury yield curves at the date of the grant for the expected option term. Expected stock price volatility is based upon the historical volatility of our common stock price, the expected term of the option. We use historical exercise, forfeiture, and cancellation information to determine expected term and forfeiture rates.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As a result of the adoption of SFAS No. 123R, our results for the years ended December 31, 2007 and 2006 include $513 and $322, respectively, of stock-based compensation within the applicable expense classification where we report the option holders’ compensation cost. The following table presents stock-based compensation expense included in our consolidated statement of operations:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Cost of revenue—software licenses	$4	$1
Cost of revenue—services	51	24
Marketing and selling	8	74
Research and development	211	62
General and administrative	239	161

Share-based compensation expense before tax	513	322
Income tax benefit	—	—
Net compensation expense	$513	$322

Prior to fiscal 2006, no material compensation cost related to share-based awards to employees was recognized in our consolidated statement of operations.

No compensation cost has been recognized for employee share-based awards for the year ended December 31, 2005. Had compensation cost been determined based on the fair value at the grant dates, our net income would have been the pro forma amount indicated in the table below.

Year Ended December 31, 2005
Net income:
As reported	$1,034
Deduct: Total stock-based compensation expense determined under fair value based method for all grants, net of related tax effects	379

Pro forma	$655

Basic net income per share:
As reported	$0.12

Pro forma	$0.08

Diluted net income per share:
As reported	$0.11

Pro forma	$0.07

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of computing pro forma net income (loss), we estimate the fair value of all option or warrant grants outstanding to employees as of December 31, 2005 using the Black Scholes option pricing model prescribed by SFAS No. 123. Assumptions used and weighted average information are as follows:

Years Ended December 31, 2005
Risk-free interest rates	3.69% to 3.76%
Expected dividend yield	—
Expected lives	5 Years
Expected volatility	100.7% to 104.5%

(c) Stock-based Compensation Plans:

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option programs critical to our operation and productivity. Currently, we grant options and restricted stock from the 2006 Bitstream Incentive Compensation Plan (“the Plan”). All existing stock-based compensation plans adopted by our Board of Directors as of December 31, 2006 authorized grants of restricted stock, warrants, incentive stock options and nonqualified stock options to purchase shares of Bitstream Inc. Class A Common Stock. Options granted under these plans are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. Non-qualified options and warrants are generally granted at fair market value and expire no later than 10 years from the date of grant. All options and warrants granted under these plans through June 30, 2006 vest annually over a three-year period assuming continued service and all options and warrants granted subsequent to June 30, 2006 vest annually over a four-year period assuming continued service. Restricted stock awards vest annually over a five-year period assuming continued service. In addition, the plans provide that options, warrants, and restricted stock awards granted thereunder, subject to future vesting, shall immediately vest upon the occurrence of certain events, such as the sale of all or substantially all of the assets of the Company or a change in control of the Company.

As of December 31, 2007, we have available for issuance 1,686 shares of Class A Common Stock pursuant to the various stock plans. The Company may issue common stock from previously authorized but unissued shares or from previously issued shares that are held in treasury to satisfy option exercises. As of December 31, 2007, we had reserved 3,543 shares of common stock for issuance under our Plans.

The aggregate intrinsic value of outstanding options, warrants, and restricted stock as of December 31, 2007 was $5,108 of which $3,005 related to exercisable options and warrants. The intrinsic value of options and warrants exercised in the years ended December 31, 2007 and 2006 was $1,649 and $1,297, respectively, and the intrinsic value of options that vested during the years ended December 31, 2007 and 2006 was $584 and $381, respectively. The intrinsic value is the difference between the market value of the shares on the exercise date and the exercise price of the option. During years ended December 31, 2007 and 2006, there were 20 and 4 shares, respectively, forfeited with weighted average grant date fair values of $112 and $10, respectively. During the year ended December 31, 2007 there 6 shares which expired with a fair value of $30. The total non-cash compensation cost before forfeiture assumptions not yet recognized as of December 31, 2007 related to non-vested awards was $1,919 which will be recognized over a weighted-average period of 1.8 years. The weighted average remaining contractual life for options and warrants exercisable at December 31, 2007 was 3.6 years.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options:

Stock option activity under all Bitstream, Inc. stock option plans for the year ended December 31, 2007 is as follows:

		Weighted Average
	Number of Options	Exercise Price	Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding, December 31, 2006	2,407	$2.68	4.59	$5,451
Exercised	(702)	2.08		(1,367)
Canceled	(6)	5.72		(30)
Forfeited	(20)	7.62		(112)
Granted	128	7.74		739

Outstanding, December 31, 2007	1,807	$3.21	4.70	$4,702

Exercisable, December 31, 2007	1,433	$2.45	3.61	$3,005

Weighted average fair value of options granted during the year ended December 31, 2007				$5.78

	Weighted Average Remaining Contractual Life in Years	Options Outstanding		Options Exercisable
Range of Exercise Prices		Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$1.34 - $1.38	0.80	28	$1.37	28	$1.37
1.50 - 2.03	2.81	916	1.76	916	1.76
2.34 - 3.13	5.55	216	2.74	199	2.77
3.96 - 4.75	6.24	423	4.28	265	4.18
7.97 - 8.81	9.17	224	7.84	25	8.00

$1.34 - $8.81	4.70	1,807	$3.21	1,433	$2.45

Warrants for Common Stock

Stock warrant activity under all Bitstream, Inc. plans for the years ended December 31, 2007, 2006 and 2005 is as follows:

		Weighted Average
	Number of Warrants	Exercise Price	Remaining Contractual Term (In years)	Aggregate Intrinsic Value
Outstanding, December 31, 2004	63	$4.84	2.19	$292
Canceled	(3)	3.00		(9)
Outstanding, December 31, 2005	60	4.94	1.19	283
Exercised	—	—		—
Outstanding, December 31, 2006	60	4.94	0.44	$283
Exercised	(60)	4.94		(283)

Outstanding, December 31, 2007	—	—		—

Exercisable, December 31, 2007	—	—		—

Exercisable, December 31, 2006	60	$4.94	0.44	$283

Exercisable, December 31, 2005	60	$4.94	1.19	$283

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No warrants were granted during the three years ended December 31, 2007.

Restricted Stock

The Company did not make any restricted stock awards prior to January 1, 2007. During 2007 we granted 50 shares of restricted stock. There were no exercises, cancellations or forfeitures of restricted stock during the year ended December 31, 2007. All restricted stock awards made to date had an intrinsic value of $8.12 per share and have a weighted average remaining life of 9.4 years.

(7) Employee Benefit Plan ( in thousands):

Bitstream has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, we may, but are not obligated to, match a portion of the employee’s contribution up to a defined maximum. We contributed $163, $75, and $63, for the years ended December 31, 2007, 2006, and 2005, respectively.

(8) Stockholders’ Equity( in thousands):

Stock Repurchase Plan

On December 10, 2007 our Board of Directors authorized a program to repurchase up to $2,500 of the Company’s common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions and may enter into structured stock repurchase agreements with third parties. Purchases may be increased, decreased or discontinued at any time without prior notice. This repurchase program is subject to certain repurchase conditions, including daily volume limitations, as provided under the applicable SEC safe harbor rules.

During the year ended December 31, 2007, we repurchased 146 shares at an average of $6.04 per share or approximately $881 under a structured share repurchase agreement with a large financial institution under this program. The $2,500 limit was reached on February 12, 2008.

(9) Geographical Reporting ( in thousands):

We attribute revenues to different geographical areas on the basis of the location of the customer. All of our product sales for the years ended December 31, 2007, 2006 and 2005 were shipped from our headquarters located in the United States. Revenues by geographic area are as follows:

	Years Ended December 31,
	2007	2006	2005
*Revenue:
United States	$19,372	$16,865	$12,598
Canada	792	1,047	738
Japan	230	389	323
United Kingdom (UK)	1,493	598	754
Other (Countries less than 5% individually, by Region)
Europe, excluding UK	1,430	1,262	846
Asia, excluding Japan	141	38	270
Other	160	49	124

Total revenue	$23,618	$20,248	$15,653

Total Foreign Revenue	$4,246	$3,383	$3,055

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(10) Subsequent Events (in thousands):

Stock Repurchase Plan

On February 12, 2008, we reached our limit set by the December 10, 2007 stock repurchase plan purchasing a total of 428 shares at an average price of $5.84 per share or approximately $2,500.

On March 18, 2008 our Board of Directors authorized a second program to repurchase up to $2,500 of the Company’s common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions and may enter into structured stock repurchase agreements with third parties. Purchases may be increased, decreased or discontinued at any time without prior notice. This repurchase program is subject to certain repurchase conditions, including daily volume limitations, as provided under the applicable SEC safe harbor rules.

(11) Quarterly Financial Data, (Unaudited)

The following tables (presented in thousands, except per share amounts) set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2007.

	Year Ended December 31, 2007
	First	Second	Third	Fourth	Annual
Revenue	$5,491	$6,037	$5,807	$6,283	$23,618
Gross profit	$3,291	$3,850	$3,594	$4,081	$14,816
Income from operations	$603	$1,080	$731	$1,028	$3,442
Net income	$716	$1,225	$876	$1,174	$3,991
Basic net income per share	$0.08	$0.12	$0.09	$0.12	$0.41
Diluted net income per share	$0.07	$0.11	$0.08	$0.11	$0.36

	Year Ended December 31, 2006
	First	Second	Third	Fourth	Annual
Revenue	$4,555	$4,992	$5,153	$5,548	$20,248
Gross profit	$2,794	$3,143	$3,214	$3,518	$12,669
(Loss) income from operations	$390	$773	$851	$472	$2,486
Net (loss) income	$398	$1,253	$953	$630	$3,234
Basic net (loss) income per share	$0.05	$0.14	$0.10	$0.07	$0.36
Diluted net (loss) income per share	$0.04	$0.12	$0.09	$0.06	$0.30

Quarterly income (loss) per share totals differ from annual income (loss) per share due to dilution and rounding.

(12) Valuation and qualifying accounts (in thousands)

Accounts receivable reserves:	Balance at Beginning of Year	Provision Charged to Expense	Accounts Recovered	Accounts Written Off	Balance at End of Year
December 31, 2007	$33	$51	$—	$(19)	$65
December 31, 2006	$38	$46	$—	$(51)	$33
December 31, 2005	$26	$72	$—	$(60)	$38