Form 10-Q
period 2008-03-31
BITSTREAM INC
filed 2008-05-15
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 9, 2008, there were 9,616,237 shares of Class A Common Stock, par value $0.01 per share issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$15,455	$16,420
Accounts receivable, net of allowance of $28 and $65 at March 31, 2008 and December 31, 2007, respectively	1,742	2,245
Short-term investments, prepaid expenses and other current assets	773	465

Total current assets	17,970	19,130

Property and equipment, net	536	569

Other long-term assets:
Restricted cash	150	150
Goodwill	727	727
Intangible assets, net	76	67

Total other assets	953	944

Total assets	$19,459	$20,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,338	$1,137
Accrued payroll and other compensation	686	1,232
Other accrued expenses	445	527
Deferred revenue	1,819	1,720

Total current liabilities	4,288	4,616

Deferred rent	25	40

Total liabilities	4,313	4,656

Commitments and contingencies (Note 4)
Stockholders’ equity :
Preferred stock, $0.01 par value, Authorized – 6,000 shares, Issued and outstanding- 0 at March 31, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, Authorized—30,000 Class A and 500 Class B shares— Issued -10,116 and 10,066, and outstanding – 9,672 and 9,921 at March 31, 2008 and December 31, 2007, respectively	101	101
Additional paid-in capital	36,669	36,461
Accumulated deficit	(19,035)	(19,694)
Treasury stock, at cost- 444 and 145 shares at March 31, 2008 and December 31, 2007, respectively	(2,589)	(881)

Total stockholders’ equity	15,146	15,987

Total liabilities and stockholders’ equity	$19,459	$20,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue:
Software licenses	$5,126	$4,472
Services	1,243	1,019

Total revenue	6,369	5,491
Cost of revenue:
Software licenses	2,014	1,708
Services	581	492

Cost of revenue	2,595	2,200

Gross profit	3,774	3,291

Operating expenses:
Marketing and selling	1,135	992
Research and development	1,392	1,099
General and administrative	647	597

Total operating expenses	3,174	2,688

Operating income	600	603

Interest and other income, net	96	124

Total other income and expense	96	124

Income before provision for income taxes	696	727
Provision for income taxes	37	11

Net income	$659	$716

Basic net income per share	$0.07	$0.08

Diluted net income per share	$0.06	$0.07

Basic weighted average shares outstanding	9,758	9,409

Diluted weighted average shares outstanding	10,527	10,931

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) (Unaudited)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$659	$716
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	75	54
Amortization	9	13
Share based compensation.	155	121
Changes in operating assets and liabilities:
Accounts receivable	503	177
Prepaid expenses and other assets	(308)	(60)
Accounts payable	201	217
Accrued payroll and other compensation	(546)	(731)
Other accrued expenses	(82)	(17)
Deferred revenue	99	(70)
Deferred rent	(15)	(10)

Net cash provided by operating activities	750	410

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(42)	(89)
Additions to intangible assets	(18)	(18)

Net cash used in investing activities	(60)	(107)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(1,769)	—
Issuance of treasury stock upon exercise of stock option	61	—
Proceeds from exercise of stock options/warrants	53	843

Net cash (used in) provided by financing activities	(1,655)	843

Net (Decrease) Increase in Cash and Cash Equivalents	(965)	1,146
Cash and Cash Equivalents, beginning of period	16,420	10,542

Cash and Cash Equivalents, end of period	$15,455	$11,688

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

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We have also experienced net losses in prior years and as of March 31, 2008 have an accumulated deficit of $19 million.

(a) Use of Estimates

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

(b) Basis of Presentation

Our condensed consolidated financial statements presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2007 has been derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K, which was filed with the SEC on March 28, 2008. The condensed consolidated balance sheet as of March 31, 2008, the condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, and the condensed consolidated statement of cash flows for the three months ended March 31, 2008 and 2007, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company for these interim periods.

The results of operations for the three months ended March 31, 2008 may not necessarily be indicative of the results to be expected for the year ending December 31, 2008.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(c) Property and Equipment (in thousands)

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following:

	March 31, 2008	December 31, 2007
Equipment and computer software	$1,956	$1,936
Purchased software	470	456
Furniture and fixtures	366	366
Leasehold improvements	143	143

	2,935	2,901
Less — Accumulated depreciation and amortization	2,399	2,332

Property and equipment, net	$536	$569

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment and computer software	3 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

Depreciation expense for the three months ended March 31, 2008 and 2007 was $75 and $54, respectively. During the three months ended March 31, 2008, we disposed of $8 of fully depreciated assets which were no longer in service.

(d) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments in one highly-rated financial institution, the balance of which may exceed federally insured deposit limits. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At March 31, 2008, one customer accounted for 27% of our accounts receivable. We do not have any off-balance sheet risks as of March 31, 2008. At December 31, 2007, two customers accounted for 16% and 14% of our accounts receivable, respectively. No single customer accounted for 10% or more of our revenue for the three months ended March 31, 2008 or 2007.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(e) Goodwill and Other Intangible Assets (in thousands)

We follow the accounting and reporting requirements for goodwill and other intangible assets as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, or more frequently, if impairment indicators arise. We have determined that we do not have separate reporting units and thus goodwill is combined and tested for impairment based upon an enterprise wide valuation. Separable intangible assets that have finite lives are amortized over their useful lives. The components of the Company’s amortized intangible assets follow:

	March 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$84	$(78)	$6	$84	$(78)	$6
Technology-based	566	(496)	70	547	(486)	61

Total	$650	$(574)	$76	$631	$(564)	$67

Amortization expense for finite-lived intangible assets for the three months ended March 31, 2008 and 2007 was $9 and $13, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2008, remainder	$26
2009	20
2010	15
2011	11
2012	4

$76

(f) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Our comprehensive income is equal to our net income for all periods presented.

(g) Reclassifications

Certain prior account balances have been reclassified to be consistent with the current period’s presentation.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(h) Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. We do not expect that the adoption of SFAS No. 157 for non-financial assets and liabilities will have a material impact on our condensed consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not expanded our eligible items subject to the fair value option under SFAS No.159.

(i) Fair Value Measurements

SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which require us to develop our own assumptions. This hierarchy requires us to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, we measure certain financial assets and liabilities at fair value, including our marketable securities.

Our cash equivalents are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. The types of instruments valued based on quoted market prices in active markets include money market securities.

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

	Three Months Ended March 31,
	2008	2007
Basic weighted average shares outstanding	9,758	9,409
Dilutive effect of options	769	1,503
Dilutive effect of warrants	—	19
Dilutive effect of unvested restricted shares	—	—

Shares used to compute diluted net income per share	10,527	10,931

In addition, there were warrants and options outstanding to purchase 494 and 108 shares for the three months ended March 31, 2008 and 2007, respectively, that were not included in the potential common share computations because their exercise prices were greater than the average market price of our common stock during the applicable period.

(3) Equity-Based Compensation Expense (in thousands)

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes the weighted average assumptions we utilized for grants of share-based awards in the three months ended March 31, 2008, and there were no grants awarded during the three months ended March 31, 2007:

Three Months Ended March 31, 2008
Risk-free interest rates	2.8%
Expected dividend yield	None
Expected term	5.7 Years
Expected volatility	84.7%

All share-based awards granted have a contractual 10- year term. All options granted vest in equal installments on the first, second, third, and fourth year anniversary over a four year period of continuous employee service. All restricted shares granted vest in equal installments on the first, second, third, fourth, and fifth year anniversary over a five year period of continuous employee service. The risk free interest rate utilized is based upon published U.S. Treasury yield curves at the date of the grant for the expected option term. Expected stock price volatility is based upon the historical volatility of our common stock price over the expected term of the option. We use historical exercise, forfeiture, and cancellation information to determine expected term and forfeiture rates.

Our results for the three months ended March 31, 2008 and 2007 include $155 and $121, respectively, of share-based compensation within the applicable expense classification where we report the share-based award holders’ compensation cost. The following table presents share-based compensation expense included in our condensed consolidated statement of operations:

	Three Months Ended March 31,
	2008	2007
Cost of revenue-software licenses	$1	$1
Cost of revenue-services	18	17
Marketing and selling	14	14
Research and development	63	38
General and administrative	59	51

Share-based compensation expense before tax	155	121
Income tax benefit	—	—

Net compensation expense	$155	$121

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(4) Commitments and Contingencies, (in thousands):

Lease commitments

We conduct our operations in leased facilities. In August 2003, we entered into a six-year lease agreement and moved our corporate offices. Our current lease agreement commenced on September 1, 2003 and obligated us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. This lease agreement also required us to obtain a Letter of Credit in the amount of $250, which resulted in $250 in cash being classified as restricted on our Balance Sheet. The amount was reduced to $200 on the second anniversary of the lease and further to $150 on the fourth anniversary of the lease.

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

Legal Actions

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of March 31, 2008 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the occurrence or resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5) Geographical Reporting ( in thousands):

We attribute revenues to different geographical areas on the basis of the location of the customer. All of our product sales for the three months ended March 31, 2008 and 2007 were shipped from our headquarters located in the United States. Revenues by geographic area are as follows:

	Three Months Ended March 31,
	2008	2007
*Revenue:
United States	$5,431	$4,701
United Kingdom (UK)	260	268
Other (Countries less than 5% individually, by Region)
Europe, excluding UK	262	177
Asia	247	152
Other, including Canada	169	193

Total revenue	$6,369	$5,491

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

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

CRITICAL ACCOUNTING POLICIES

We incorporate herein by reference the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the SEC on March 28, 2008. No changes have been made to these policies since December 31, 2007.

FORWARD LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of our products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in our filings with the SEC, including those risks and uncertainties discussed under the section entitled “Forward Looking Statements” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 filed with the SEC on March 28, 2008. The forward-looking statements contained herein represent our judgment as of the date of this report, and we caution readers not to place undue reliance on such statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS (in thousands, except percentages)

Revenue and Gross Profit:

	Three Months Ended March 31,
	2008	% of Revenue	2007	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$5,126	80.5%	$4,472	81.4%	$654	14.6%
Services	1,243	19.5	1,019	18.6	224	22.0

Total revenue	6,369	100.0	5,491	100.0	878	16.0

Cost of Revenue
Software licenses	2,014	39.3	1,708	38.2	306	17.9
Services	581	46.7	492	48.3	89	18.1

Total cost of revenue	2,595	40.7	2,200	40.1	395	18.0

Gross Profit	$3,774	59.3%	$3,291	59.9%	$483	14.7%

License revenue from direct sales, which includes e-commerce sales, increased $191, or 6%, to $3,342 for the three months ended March 31, 2008 as compared to $3,151 for the three months ended March 31, 2007. License revenue from resellers increased $12, or 5%, to $267 for the three months ended March 31, 2008 as compared to $255 for the three months ended March 31, 2007. License revenue from OEMs and ISVs increased $451, or 42%, to $1,517 for the three months ended March 31, 2008 as compared to $1,066 for the three months ended March 31, 2007. License revenue varies between quarters due to the timing of license agreements. Direct and reseller license revenue increased due to increases in the volume and variety of fonts and publishing products licensed during the three months ended March 31, 2008. The increase in OEM and ISV revenue was due to an increase in new licenses, as well as an increase in license renewals and royalties received under existing license agreements resulting from increases in reported unit shipments by certain OEM customers. We believe that new customer acquisition, current customers adding licenses for existing and new products and additional unit shipments by OEM customers will result in increased revenue for the remainder of 2008 as compared to 2007.

The increase in revenue from services was primarily due to increases in maintenance contracts associated with our publishing product line. These increases were primarily driven by increases in our customer base and customer demand for consulting and design services, resulting in an increase in services revenue from direct sales customers of $191, or 25%, to $947 for the three months ended March 31, 2008 as compared to $756 for the three months ended March 31, 2007 and an increase in services revenue to customers acquired through resellers of $42, or 30%, to $184 for the three months ended March 31, 2008 as compared to $142 for the three months ended March 31, 2007. These increases were partially offset by a decrease in service revenue from OEMs and ISVs, which decreased $9, or 7%, to $112 for the three months ended March 31, 2008 as compared to $121 for the three months ended March 31, 2007. We believe that our overall services revenue during 2008 will continue to exceed the level attained during 2007.

We recognize license revenue from direct sales and from licensing our products and products from third parties (including e-commerce sales) via our websites, from licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three months ended March 31, 2008 and 2007 was $6 and $8, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The increase in cost of license revenue for the three months ended March 31, 2008 as compared to the same periods ended March 31, 2007 was primarily due to an increase in direct costs, including royalty and credit card processing expenses, in connection with increased e-commerce sales and increased sales of third party products for the three months ended March 31, 2008, of $290 or 18%. We expect the cost of license revenue as a percentage of license revenue for 2008 will approximate that of 2007, though the results may vary based upon the mix of products sold during the year.

The increase in cost of services revenue for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily due to an increase in customer consulting resources and support personnel of $149, partially offset by an increase in the utilization of customer support and consulting personnel on internal research and development projects of $72. Total cost of services decreased slightly as a percentage of services revenue for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007. We expect our cost of services to increase as a percentage of services revenue during 2008 as we continue to invest in our infrastructure.

Cost of revenue includes royalties and fees paid to third parties for the development of, or license of rights to, technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

Operating Expenses:

	Three Months Ended March 31,
	2008	% of Revenue	2007	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$1,135	17.8%	$992	18.1%	$143	14.4%
Research and development	1,392	21.9	1,099	20.0	293	26.7
General and administrative	647	10.2	597	10.9	50	8.4

Total operating expenses	$3,174	49.8%	$2,688	49%	$486	18.1%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The increase in M&S expense for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily the result of a $97 increase in professional services and a $39 increase in advertising and marketing activities including tradeshow participation. We expect that M&S expense will continue to increase during 2008 as we continue to add sales personnel and increase marketing activities to support a growing revenue and customer base.

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expense for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 was primarily the result of increases in salaries and wages and the use of third party contractors of $168 and an increase in the utilization of customer support and consulting personnel on internal R&D projects of $72. We expect our development efforts to continue at a similar level during the remainder of 2008 and we expect our R&D expense to increase in absolute dollars but not as a percentage of revenue.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The increase in G&A for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007 is due to general increase in G&A costs partially offset by a decrease in bad debt expense of $68. The increases included increases in salaries, wages and benefits of $27, and an increase in professional fees primarily related to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”)of $37. We expect G&A expense to continue to increase during the remainder of 2008 as we increase the G&A infrastructure and incur additional professional services costs for expenses related to Sarbanes-Oxley.

Other Income, Net:

Other income includes interest income earned on cash and money market instruments net of interest expense. Net interest income has decreased as compared to the same period in the prior year due to a lower rate of interest.

Provision for Income Taxes:

Our tax provision for the three months ended March 31, 2008 consisted of $23 of foreign withholding taxes and $14 of state income taxes. The tax provision for the three months ended March 31, 2007 consisted of $11 of foreign withholding taxes. The Company did not have a provision for U.S. Federal tax during these periods due to Net Operating Loss and Tax Credit carry forwards. Foreign taxes vary with OEM license royalties from customers in countries who are party to tax conventions with the United States, including Korea and Poland.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share and per share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of March 31, 2008, we had net working capital of $13,682 versus $14,514 at December 31, 2007, a decrease of $832 or 6%. This decrease is primarily due to our two stock buyback plans which acquired 308,900 shares of our common stock during the three months ended March 31, 2008 at a total cost of approximately $1,769.

Our operating activities generated cash during the three months ended March 31, 2008 and 2007 of $750 and $410, respectively, primarily due to our net income before adjustment for non-cash expenses of $659 and $716, respectively. Our operating activities for the three months ended March 31, 2008 generated $340 more cash than for the three months ended March 31, 2007 primarily due to the collection of accounts receivable and the resulting decrease in the receivable balance at March 31, 2008. Our investing activities used cash of $60 and $107 for the three months ended March 31, 2008 and 2007, respectively, for the purpose of acquiring additional property and equipment and intangible assets. Our financing activities for the three months ended March 31, 2008 used cash of $1,655 to repurchase shares of our common stock during the quarter partially offset by proceeds from the exercise of stock options. Our financing activities for the three months ended March 31, 2007 provided cash of $843 from the exercise of stock options.

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

As of March 31, 2008, we had no material commitments for capital expenditures, however we are in the process of negotiating the lease for a small office near Nodia, India which will house the employees of our newly formed Indian subsidiary. We anticipate signing a three year lease agreement in the second quarter of 2008 for approximately ten-thousand square feet of space at a cost of approximately $4 per month or $48 per year for three years. We also anticipate that we will have approximately $200 in additional start up and build out related expenses, which we will incur primarily in the second quarter of 2008.

From time to time, we evaluate potential acquisitions of products, businesses and technologies that may complement or expand our business. Any such transactions consummated may use a portion of our working capital or require the issuance of equity or debt securities.

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

Stock Repurchase Plan

On December 10, 2007 our Board of Directors authorized and announced a program to repurchase up to $2,500 of our common stock. On February 12, 2008, we reached the authorized limit set by the December 10, 2007 stock repurchase plan purchasing a total of 428,100 shares at an average price of $5.84 per share or approximately $2,500.

On March 18, 2008 our Board of Directors authorized a second program, which was announced on March 19, 2008, to repurchase up to $2,500 of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions and may enter into structured stock repurchase agreements with third parties. Purchases may be increased, decreased or discontinued at any time without prior notice. This repurchase program is subject to certain repurchase conditions, including daily volume limitations, as provided under the applicable SEC safe harbor rules, and will expire on the either of September 24, 2008 or upon completion of all purchases contemplated.

During the quarter ended March 31, 2008, we repurchased 308,900 shares at an average of $5.728 per share or approximately $1,769 under a structured share repurchase agreement with a large financial institution under these programs. At March 31, 2008 we had approximately $2,350 authorized but not expended under the March 18, 2008 plan.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. We do not expect that the adoption of SFAS No. 157 for non-financial assets and liabilities will have a material impact on our condensed consolidated results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not expanded our eligible items subject to the fair value option under SFAS No.159.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of March 31, 2008, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments are short-term money market accounts and bank deposits that are carried on our books at fair market value. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiary when it is active are almost exclusively conducted in the local currency. Our international subsidiary is currently inactive and the impact of currency exchange rate movements on inter-company transactions was immaterial for the three months ended March 31, 2008. International subsidiary operations, if resumed, will be translated into U.S. dollars and consolidated for reporting purposes. Currently, we do not engage in foreign currency hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Managements’ evaluation of our disclosure controls and procedures.

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), with the participation of our management, has concluded that, as of the end of the period covered by this Quarterly Report on From 10-Q, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under reasonably foreseeable future circumstances. Our principal executive officer and principal financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective at a level that provides such reasonable assurances.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of March 31, 2008, no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

ITEM 1A.	RISK FACTORS

There have not been any material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the SEC on March 28, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Instruments defining the rights of the holders of any class of our registered securities have not been materially modified during the three months ended March 31, 2008.

(b)	Rights evidenced by any class of our registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended March 31, 2008.

(c)	There were no unregistered securities sold by us during the three months ended March 31, 2008.

(d)	Repurchases of our equity securities during the three months ended March 31, 2008.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
January 1st through January 31, 2008	195,700	$5.691	195,700	$505,427
February 1st through February 29, 2008	86,700	$5.827	86,700	$0
March 1st through March 31, 2008	26,500	$5.679	26,500	$2,349,709

Total	308,900	$5.728	308,900	$2,349,709

Stock Repurchase Plan

On December 10, 2007 our Board of Directors authorized and announced a program to repurchase up to $2,500 of our common stock. On February 12, 2008, we reached our limit set by the December 10, 2007 stock repurchase plan purchasing a total of 428,100 shares at an average price of $5.84 per share or approximately $2,500.

On March 18, 2008 our Board of Directors authorized a second program, which was announced on March 19, 2008, to repurchase up to $2,500 of our common stock. We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions and may enter into structured stock repurchase agreements with third parties. Purchases may be increased, decreased or discontinued at any time without prior notice. This repurchase program is subject to certain repurchase conditions, including daily volume limitations, as provided under the applicable SEC safe harbor rules, and will expire on the either of September 24, 2008 or upon completion of all purchases contemplated.

During the quarter ended March 31, 2008, we repurchased 308,900 shares at an average of $5.728 per share or approximately $1,769 under a structured share repurchase agreement with a large financial institution under these programs. At March 31, 2008 we had approximately $2,350 authorized but not expended under the March 18, 2008 plan.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.	OTHER INFORMATION

(a)	Consistent with Section 10A(i)(2) of the Exchange Act, as added by Section 202 of Sarbanes-Oxley, the Company is responsible for listing the non-audit services approved during any reporting period by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor. All non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee.

During the three months ended March 31, 2008, the Audit Committee approved the following amounts for services:

2008 quarterly reviews	$78,000
Tax services including planning	20,000

Total approved	$98,000

(b)	During the three months ended March 31, 2008, there were no changes made to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

(a) Exhibits

CERTIFICATIONS
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II - SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.
(Registrant)

SIGNATURE	TITLE	DATE

/s/ Anna M. Chagnon Anna M. Chagnon	President and Chief Executive Officer (Principal Executive Officer)	May 15, 2008

/s/ James P. Dore James P. Dore	Vice President and Chief Financial Officer (Principal Financial Officer)	May 15, 2008