Form 10-Q
period 2008-06-30
BITSTREAM INC
filed 2008-08-14
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 11, 2008, there were 9,520,337 shares of Class A Common Stock, par value $0.01 per share issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$13,939	$16,420
Accounts receivable, net of allowance of $52 and $65 at June 30, 2008 and December 31, 2007, respectively	2,306	2,245
Short-term investments, prepaid expenses and other current assets	596	465

Total current assets	16,841	19,130

Property and equipment, net	541	569

Other long-term assets:
Restricted cash	150	150
Goodwill	727	727
Intangible assets, net	66	67

Total other assets	943	944

Total assets	$18,325	$20,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,079	$1,137
Accrued payroll and other compensation	941	1,232
Other accrued expenses	488	527
Deferred revenue	1,566	1,720

Total current liabilities	4,074	4,616

Deferred rent	10	40

Total liabilities	4,084	4,656

Commitments and contingencies (Note 4)
Stockholders’ equity :
Preferred stock, $0.01 par value, Authorized – 6,000 shares, Issued and outstanding- 0 at June 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, Authorized – 30,000 Class A and 500 Class B. Class A shares – Issued -10,116 and 10,066, and outstanding – 9,520 and 9,921 at June 30, 2008 and December 31, 2007, respectively. Class B- Issued and outstanding- 0 at June 30, 2008 and December 31, 2008	101	101
Additional paid-in capital	35,909	36,461
Accumulated deficit	(18,222)	(19,694)
Treasury stock, at cost- 596 and 145 shares at June 30, 2008 and December 31, 2007, respectively	(3,547)	(881)

Total stockholders’ equity	14,241	15,987

Total liabilities and stockholders’ equity	$18,325	$20,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenue:
Software licenses	$5,215	$5,018	$10,341	$9,490
Services	1,303	1,019	2,546	2,038

Total revenue	6,518	6,037	12,887	11,528
Cost of revenue:
Software licenses	1,845	1,703	3,859	3,411
Services	603	484	1,184	976

Cost of revenue	2,448	2,187	5,043	4,387

Gross profit	4,070	3,850	7,844	7,141

Operating expenses:
Marketing and selling	1,244	971	2,379	1,963
Research and development	1,322	1,192	2,714	2,291
General and administrative	712	607	1,359	1,204

Total operating expenses	3,278	2,770	6,452	5,458

Operating income	792	1,080	1,392	1,683

Interest and other income, net	34	144	130	268

Total other income and expense	34	144	130	268

Income before provision for income taxes	826	1,224	1,522	1,951
Provision for (benefit from) income taxes	13	(1)	50	10

Net income	$813	$1,225	$1,472	$1,941

Basic net income per share	$0.08	$0.12	$0.15	$0.20

Diluted net income per share	$0.08	$0.11	$0.14	$0.18

Basic weighted average shares outstanding	9,585	9,817	9,796	9,614

Diluted weighted average shares outstanding	10,304	11,015	10,543	10,999

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) (Unaudited)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,472	$1,941
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	151	117
Amortization	19	25
Share based compensation.	343	217
Changes in operating assets and liabilities:
Accounts receivable	(61)	(283)
Prepaid expenses and other assets	(131)	(94)
Accounts payable	(58)	227
Accrued payroll and other compensation	(291)	(417)
Other accrued expenses	(39)	(60)
Deferred revenue	(154)	(126)
Deferred rent	(30)	(21)

Net cash provided by operating activities	1,221	1,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(123)	(225)
Additions to intangible assets	(18)	(22)

Net cash used in investing activities	(141)	(247)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(4,119)	—
Proceeds from exercise of stock options/warrants	558	1,656

Net cash (used in) provided by financing activities	(3,561)	1,656

Net (Decrease) Increase in Cash and Cash Equivalents	(2,481)	2,935
Cash and Cash Equivalents, beginning of period	16,420	10,542

Cash and Cash Equivalents, end of period	$13,939	$13,477

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

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We have also experienced net losses in prior years and as of June 30, 2008, have an accumulated deficit of $18 million.

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

(b) Basis of Presentation

Our condensed consolidated financial statements presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2007 has been derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K, which was filed with the SEC on March 28, 2008. The condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, and the condensed consolidated statement of cash flows for the six months ended June 30, 2008 and 2007, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company for these interim periods.

The results of operations for the six months ended June 30, 2008 may not necessarily be indicative of the results to be expected for the year ending December 31, 2008.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(c) Property and Equipment (in thousands)

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following:

	June 30, 2008	December 31, 2007
Equipment	$2,017	$1,936
Purchased software	470	456
Furniture and fixtures	373	366
Leasehold improvements	143	143

	3,003	2,901
Less — Accumulated depreciation and amortization	2,462	2,332

Property and equipment, net	$541	$569

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment	3 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

Depreciation expense for the three months ended June 30, 2008 and 2007 was $76 and $63, respectively. Depreciation expense for the six months ended June 30, 2008 and 2007 was $151 and $117, respectively. During the six months ended June 30, 2008, we disposed of $21 of fully depreciated assets which were no longer in service.

(d) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments in one highly-rated financial institution, the balance of which may exceed federally insured deposit limits. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At June 30, 2008, one customer accounted for 20% of our accounts receivable. We do not have any off-balance sheet risks as of June 30, 2008. At December 31, 2007, two customers accounted for 16% and 14% of our accounts receivable, respectively. No single customer accounted for 10% or more of our revenue for the three and six months ended June 30, 2008 or 2007.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(e) Goodwill and Other Intangible Assets (in thousands)

We follow the accounting and reporting requirements for goodwill and other intangible assets as required by SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). Under SFAS 142, goodwill and indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, or more frequently, if impairment indicators arise. We have determined that we do not have separate reporting units and thus goodwill is combined and tested for impairment based upon an enterprise wide valuation. Separable intangible assets that have finite lives are amortized over their useful lives. The components of the Company’s amortized intangible assets follow:

	June 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$84	$(78)	$6	$84	$(78)	$6
Technology-based	565	(505)	60	547	(486)	61

Total	$649	$(583)	$66	$631	$(564)	$67

Amortization expense for finite-lived intangible assets for the three months ended June 30, 2008 and 2007 was $9 and $12, respectively. Amortization expense for finite-lived intangible assets for the six months ended June 30, 2008 and 2007 was $19 and $25, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2008, remainder	$16
2009	20
2010	15
2011	11
2012	4

$66

(f) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Our comprehensive income is equal to our net income for all periods presented.

(g) Recently Issued Accounting Standards

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP EITF 03-6-1 is effective in 2009. We do not expect a material effect from adoption of this rule.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In May 2008, the FASB released SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 establishes the GAAP hierarchy and identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company has not yet determined the impact, if any, of this statement on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. 142-3 amends the factors an entity should consider in developing or extending assumptions used in determining the useful life of recognized intangible assets under FASB No. 142. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal year and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP No. 142-3 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R does the following: requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The statement requires that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS No. 141R is effective in 2009. We are currently evaluating the impact of adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not expanded our eligible items subject to the fair value option under SFAS No.159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. We do not expect the adoption of SFAS No. 157 for non-financial assets and liabilities will have a material impact on our condensed consolidated financial position, results of operations or cash flows.

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

(2) Income Per Share (in thousands) :

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	9,585	9,817	9,796	9,614
Dilutive effect of options	718	1,198	747	1,375
Dilutive effect of warrants	—	—	—	9
Dilutive effect of unvested restricted shares	1	—	—	1

Shares used to compute diluted net income per share	10,304	11,015	10,543	10,999

In addition, there were warrants and options outstanding to purchase 652 and 602 shares for the three and six month periods ended June 30, 2008, respectively, and there were warrants and options outstanding to purchase 201 shares for the three and six month periods ended June 30, 2007, that were not included in the potential common share computations because their exercise prices were greater than the average market price of our common stock during the applicable period.

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

The following table summarizes the weighted average assumptions we utilized for grants of share-based awards in the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Risk-free interest rates	3.3%	4.6%	2.8%-3.3%	4.6%
Expected dividend yield	None	None	None	None
Expected term	6.2 Years	5.5 Years	5.7 Years - 6.2 Years	5.5 Years
Expected volatility	84.1%	89.2%	84.1% - 84.7%	89.2%

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

Our results for the three months ended June 30, 2008 and 2007 include $188 and $96, respectively, and for the six months ended June 30, 2008 and 2007 include $343 and $217, respectively, of share-based compensation within the applicable expense classification where we report the share-based award holders’ compensation expense.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents share-based compensation expense included in our condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of revenue-software licenses	$1	$1	$2	$2
Cost of revenue-services	19	16	37	33
Marketing and selling	12	(26)	26	(12)
Research and development	78	49	141	87
General and administrative	78	56	137	107

Share-based compensation expense before tax	188	96	343	217
Income tax benefit	—	—	—	—

Net compensation expense	$188	$96	$343	$217

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

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a 33 month lease agreement in Nodia India. This lease agreement commenced May 1, 2008 and obligated us to make monthly payments including service taxes. The total commitment over the 33 month lease is approximately $148.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Legal Actions

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of June 30, 2008, no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the occurrence or resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

(5) Income Taxes (in thousands):

The Company’s income tax provisions for the three and six months ended June 30, 2008 and 2007 are primarily attributable to federal and state income taxes in the U.S. and taxes related to foreign jurisdictions. Federal and state tax provisions for those periods included amounts in relation to the Company’s income generated in the U.S., reduced by previously unbenefited net operating loss (NOL) carry forwards and tax credits that were recorded on the balance sheet with a full valuation allowance.

As of June 30, 2008, a full valuation allowance was recorded against the Company’s net deferred tax assets in the U.S. As of December 31, 2007, the Company had gross U.S. federal NOL carry forwards of $14,600, state NOL carry forwards of $2,300, U.S. federal research and development credit (“R&D Credit”) carry forwards of $900, state R&D credit carry forwards of $300 and foreign tax credits of $200.

The Company concluded that as of June 30, 2008 it was more likely than not that its net deferred tax assets in the U.S. would not be realized. While the Company has realized operating profits over the past three years and in the first six months of 2008, those profits of the prior years have been marginal in relation to the size of the Company’s total deferred tax assets. Management judgment is required to determine when the realization of the Company’s deferred tax assets in the future is considered more likely than not. If and when the Company concludes that realization is more likely than not, it will record a reduction to its valuation allowance that will result in increases to net income and additional paid-in capital in the period such determination is made.

We continued to provide a full valuation allowance for our net deferred tax assets at June 30, 2008, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. We continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in fiscal 2008 or a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(6) Geographical Reporting (in thousands):

We attribute revenues to different geographical areas on the basis of the location of the customer. All of our product sales for the three and six month periods ended June 30, 2008 and 2007 were shipped from our headquarters located in the United States. Revenues by geographic area are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
*Revenue:
United States	$5,261	$4,960	$10,693	$9,661
United Kingdom (UK)	551	343	810	612
Other (Countries less than 5% individually, by Region)
Europe, excluding UK	487	500	748	677
Asia	107	18	355	170
Other, including Canada	112	216	281	408

Total revenue	$6,518	$6,037	$12,887	$11,528

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

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

CRITICAL ACCOUNTING POLICIES

We incorporate herein by reference the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the SEC on March 28, 2008. No changes have been made to those policies since December 31, 2007.

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

RESULTS OF OPERATIONS (in thousands, except percentages and per share amounts)

Revenue and Gross Profit:

	Three Months Ended June 30,
	2008	% of Revenue	2007	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$5,215	80.0%	$5,018	83.1%	$197	3.9%
Services	1,303	20.0	1,019	16.9	284	27.9

Total revenue	6,518	100.0	6,037	100.0	481	8.0
Cost of Revenue
Software licenses	1,845	35.4	1,703	33.9	142	8.3
Services	603	46.3	484	47.5	119	24.6

Total cost of revenue	2,448	37.6	2,187	36.2	261	11.9

Gross Profit	$4,070	62.4%	$3,850	63.8%	$220	5.7%

	Six Months Ended June 30,
	2008	% of Revenue	2007	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$10,341	80.2%	$9,490	82.3%	$851	9.0%
Services	2,546	19.8	2,038	17.7	508	24.9

Total revenue	12,887	100.0	11,528	100.0	1,359	11.8
Cost of Revenue
Software licenses	3,859	37.3	3,411	35.9	448	13.1
Services	1,184	46.5	976	47.9	208	21.3

Total cost of revenue	5,043	39.1	4,387	38.1	656	15.0

Gross Profit	$7,844	60.9%	$7,141	61.9%	$703	9.8%

License revenue from direct sales, which includes e-commerce sales, decreased $16, or 0.5%, to $3,339 for the three months ended June 30, 2008 as compared to $3,355 for the three months ended June 30, 2007, and increased $175, or 2.7%, to $6,681 for the six months ended June 30, 2008 as compared to $6,506 for the six months ended June 30, 2007. License revenue from resellers decreased $23, or 4.3%, to $520 for the three months ended June 30, 2008 as compared to $543 for the three months ended June 30, 2007, and decreased $11, or 1.4%, to $788 for the six months ended June 30, 2008 as compared to $799 for the six months ended June 30, 2007. License revenue from OEMs and ISVs increased $238, or 21.2%, to $1,356 for the three months ended June 30, 2008 as compared to $1,118 for the three months ended June 30, 2007, and increased $688, or 31.5%, to $2,873 for the six months ended June 30, 2008 as compared to $2,185 for the six months ended June 30, 2007. License revenue varies between quarters due to the timing of license agreements. While sales through resellers decreased for the six months ended June 30, 2008 as compared to the same period for 2007, direct license revenue increased due to increases in the volume and variety of fonts and publishing products licensed during the first six months of 2008. The increase in OEM and ISV revenue was due to an increase in new licenses, as well as an increase in license renewals and royalties received under existing license agreements resulting from increases in reported unit shipments by certain OEM customers. We believe that new customer acquisition, current customers adding licenses for existing and new products and additional unit shipments by OEM customers will result in increased revenue for the remainder of 2008 as compared to 2007.

The increase in revenue from services was due to increases across all of our product lines. These increases were primarily driven by increases in our customer base and customer demand for consulting and design services, resulting in an increase in services revenue from customers acquired both directly and through resellers of $280, or 31%, to $1,194 for the three months ended June 30, 2008 as compared to $914 for the three months ended June 30, 2007, and an increase of $513 or 28% to $2,325 for the six months ended June 30, 2008 as compared to $1,812 for the six months ended June 30, 2007. We believe that our overall services revenue during 2008 will continue to exceed the level attained during 2007.

We recognize license revenue from direct sales and licensing our products and products from third parties including e-commerce sales made via our websites, from licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three months ended June 30, 2008 and 2007 was $17 and $8, respectively. Referral income for the six months ended June 30, 2008 and 2007 was $23 and $16, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The increase in cost of license revenue was due to an increase in direct costs, including royalty costs, associated with increased sales of third party products for the three and six month periods ended June 30, 2008, of $133 and $423, respectively. We expect the cost of license revenue as a percentage of revenue for 2008 will approximate that of the first six months of 2008, though the results may vary based upon the mix of products sold during the year.

The increase in cost of services revenue for the three and six month periods ended June 30, 2008 as compared to the same periods ended June 30, 2007 was due to an increase in customer consulting resources and support personnel $155 and $310 partially offset by an increase in the utilization of customer support and consulting personnel on internal research and development projects of $26 and $98 for the three and six month periods ended June 30, 2008, respectively. Total cost of services decreased slightly as a percentage of services revenue for the three and six months ended June 30, 2008 as compared to the same period in 2007. We expect our cost of services to increase as a percentage of sales during 2008 as we continue to invest in our infrastructure.

Cost of revenue includes royalties and fees paid to third parties for the development of, or license of rights to, technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

Operating Expenses:

	Three Months Ended June 30,
	2008	% of Revenue	2007	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$1,244	19.1%	$971	16.1%	$273	28.1%
Research and development	1,322	20.3	1,192	19.7	130	10.9
General and administrative	712	10.9	607	10.1	105	17.3

Total operating expenses	$3,278	50.3%	$2,770	45.9%	$508	18.3%

	Six Months Ended June 30,
	2008	% of Revenue	2007	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$2,379	18.5%	$1,963	17.0%	$416	21.2%
Research and development	2,714	21.1	2,291	19.9	423	18.5
General and administrative	1,359	10.5	1,204	10.4	155	12.9

Total operating expenses	$6,452	50.1%	$5,458	47.3%	$994	18.2%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The increase in M&S expense for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was primarily the result of a $137 increase in salaries & benefits, a $41 increase in professional services, and a $132 increase in advertising and marketing activities including tradeshow participation; partially offset by a decrease in travel expense. The increase in M&S expense for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily the result of a $137 increase in salaries & benefits, a $138 increase in professional services, and a $171 increase in advertising and marketing activities including tradeshow participation; partially offset by a decrease in travel expense. We expect that M&S expense will continue to increase during 2008 as we continue to add sales personnel and increase marketing activities to support a growing revenue and customer base.

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expense for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 was primarily the result of increases in salaries and wages and the use of third party contractors of $99 and an increase in the utilization of customer support and consulting personnel on internal R&D projects of $25. The increase in R&D expense for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was primarily the result of increases in salaries and wages and the use of third party contractors of $266 and an increase in the utilization of customer support and consulting personnel on internal R&D projects of $98. We expect our development efforts to continue at a similar level during the remainder of 2008 and we expect our R&D expense to increase in absolute dollars but not as a percentage of revenue.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The increase in G&A for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 is primarily due to an increase in professional fees of $42, including expenses related to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) of $23, and an increase in bad debt expense of $53, comprised of a $24 expense for the three months ended June 30, 2008 and a reversal of bad debt reserves of $29 for the three months ended June 30, 2007. The increase in G&A for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 is primarily due to an increase in salaries, wages and benefits of $30, an increase in professional fees of $92, including expenses related to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) of $42, and legal expenses of $31. We expect G&A expense to continue to increase during the remainder of 2008 as we continue to improve the G&A infrastructure and incur additional professional services costs for expenses related to Sarbanes-Oxley.

Other Income, Net:

Other income includes interest income earned on cash and money market instruments net of interest expense. Net interest income has decreased as compared to the same periods in the prior year due to a lower rate of interest earned on our cash and money market instruments.

Provision for Income Taxes:

Our tax provision for the three and six month periods ended June 30, 2008 consisted of $13 and $36 of foreign withholding taxes and $0 and $13 of state income taxes respectively. The tax provision for the three and six months ended June 30, 2007 consisted of $(1) and $10 of foreign withholding taxes respectively. The Company did not have a provision for U.S. Federal tax during these periods due to Net Operating Loss and Tax Credit carry forwards. Foreign taxes vary with OEM license royalties from customers in countries who are party to tax conventions with the United States, including Korea and Poland.

The Company’s income tax provisions for the three and six months ended June 30, 2008 and 2007 are primarily attributable to federal and state income taxes in the U.S. and taxes related to foreign jurisdictions. Federal and state tax provisions for those periods included amounts in relation to the Company’s income generated in the U.S., reduced by previously unbenefited net operating loss (NOL) carry forwards and tax credits that were recorded on the balance sheet with a full valuation allowance.

As of June 30, 2008, a full valuation allowance was recorded against the Company’s net deferred tax assets in the U.S. As of December 31, 2007, the Company had gross U.S. federal NOL carry forwards of $14,600, state NOL carry forwards of $2,300, U.S. federal research and development credit (“R&D Credit”) carry forwards of $900, state R&D credit carry forwards of $300 and foreign tax credits of $200.

The Company concluded that as of June 30, 2008 it was more likely than not that its net deferred tax assets in the U.S. would not be realized. While the Company has realized operating profits over the past three years and in the first six months of 2008, those profits of the prior years have been marginal in relation to the size of the Company’s total deferred tax assets. Management judgment is required to determine when the realization of the Company’s deferred tax assets in the future is considered more likely than not. If and when the Company concludes that realization is more likely than not, it will record a reduction to its valuation allowance that will result in increases to net income and additional paid-in capital in the period such determination is made.

We continued to provide a full valuation allowance for our net deferred tax assets at June 30, 2008, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. We continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in fiscal 2008 or a future period, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share and per share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of June 30, 2008, we had net working capital of $12,767 versus $14,514 at December 31, 2007, a decrease of $1,747 or 12%. Working capital decreased due to our two stock buyback plans pursuant to which we acquired 697,700 shares of our common stock during the six months ended June 30, 2008 for a total cost of approximately $4,119.

Our operating activities generated cash during the six months ended June 30, 2008 and 2007 of $1,221 and $1,526, respectively, primarily due to our net income before adjustment for non-cash expenses of $1,472 and $1,941, respectively. Our operating activities for the six months ended June 30, 2008 generated $305 less cash than for the six months ended June 30, 2007 primarily due to the decrease in net income. We used cash of $141 and $247 for the six months ended June 30, 2008 and 2007, respectively, for the purpose of acquiring additional property and equipment and intangible assets. For the six months ended June 30, 2008, we used cash of $4,119 to repurchase shares of our common stock during the quarter, partially offset by $558 in proceeds from the exercise of stock options. Our financing activities for the six months ended June 30, 2007 provided cash of $1,656 from the exercise of stock options.

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

As of June 30, 2008, we had no material commitments for capital expenditures. In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a 33 month lease agreement in Nodia India. This lease agreement commenced May 1, 2008 and obligated us to make monthly payments including service taxes. The total commitment over the 33 month lease is approximately $148. We anticipate that we will have approximately $100 in additional start up and build out related expenses, which we expect to incur primarily in the third quarter of 2008.

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

Stock Repurchase Plans

On December 10, 2007 our Board of Directors authorized and announced a program to repurchase up to $2,500 of our common stock. On February 12, 2008, we reached the authorized limit set by the December 10, 2007 stock repurchase plan purchasing a total of 428,100 shares at an average price of $5.84 per share or approximately $2,500.

On March 18, 2008 our Board of Directors authorized a second stock repurchase program, which was announced on March 19, 2008, to repurchase up to $2,500 of our common stock. On June 16, 2008, we reached the authorized limit set by the March 18. 2008 stock repurchase plan purchasing a total of 415,300 shares at an average price of $6.02 per share or approximately $2,500.

During the six month ended June 30, 2008, we repurchased 697,700 shares at an average of $5.903 per share or approximately $4,119 under a structured share repurchase agreement with a large financial institution under these programs.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP EITF 03-6-1 is effective in 2009. We do not expect a material effect from adoption of this rule.

In May 2008, the FASB released SFAS 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 establishes the GAAP hierarchy and identifies the sources of accounting principles and the framework for selecting principles used in the preparation of financial statements. SFAS 162 is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. The Company has not yet determined the impact, if any, of this statement on its consolidated financial statements.

In April 2008, the FASB issued FASB Staff Position (“FSP”) No. 142-3, “Determination of the Useful Life of Intangible Assets”. FSP No. 142-3 amends the factors an entity should consider in developing or extending assumptions used in determining the useful life of recognized intangible assets under FASB No. 142. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal year and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP No. 142-3 will have on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R does the following: requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The statement requires that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS No. 141R is effective in 2009. We are currently evaluating the impact of adoption.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not expanded our eligible items subject to the fair value option under SFAS No. 159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. We do not expect the adoption of SFAS No. 157 for non-financial assets and liabilities will have a material impact on our condensed consolidated financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of June 30, 2008, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments are short-term money market accounts and bank deposits that are carried on our books at fair market value. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiary are almost exclusively conducted in the local currency. The impact of currency exchange rate movements on inter-company transactions was immaterial for the three months ended June 30, 2008. International subsidiary operations will be translated into U.S. dollars and consolidated for reporting purposes. Currently, we do not engage in foreign currency hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Managements’ evaluation of our disclosure controls and procedures.

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), with the participation of our management, have concluded that, as of the end of the period covered by this Quarterly Report on From 10-Q, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under reasonably foreseeable future circumstances. Our principal executive officer and principal financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective at a level that provides such reasonable assurances.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of June 30, 2008, no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

ITEM 1A.	RISK FACTORS

There have not been any material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and filed with the SEC on March 28, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Instruments defining the rights of the holders of any class of our registered securities have not been materially modified during the three months ended June 30, 2008.

(b)	Rights evidenced by any class of our registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended June 30, 2008.

(c)	There were no unregistered securities sold by us during the three months ended June 30, 2008.

(d)	Repurchases of our equity securities during the three months ended June 30, 2008 were as follows:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
April 1st through April 30, 2008	187,100	$5.887	187,100	$1,248,312
May 1st through May 31, 2008	116,100	$6.083	116,100	$542,060
June 1st through June 30, 2008	85,600	$6.325	85,600	$667

Total	388,800	$6.042	388,800	$667

Stock Repurchase Plans

On December 10, 2007 our Board of Directors authorized and announced a program to repurchase up to $2,500 of our common stock. On February 12, 2008, we reached the authorized limit set by the December 10, 2007 stock repurchase plan purchasing a total of 428,100 shares at an average price of $5.84 per share or approximately $2,500.

On March 18, 2008 our Board of Directors authorized a second stock repurchase program, which was announced on March 19, 2008, to repurchase up to $2,500 of our common stock. On June 16, 2008, we reached the authorized limit set by the March 18, 2008 stock repurchase plan purchasing a total of 415,300 shares at an average price of $6.02 per share or approximately $2,500.

During the six month ended June 30, 2008, we repurchased 697,700 shares at an average of $5.903 per share or approximately $4,119 under a structured share repurchase agreement with a large financial institution under these programs.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On May 20, 2008, the Annual Meeting of Stockholders of the Company was held at the corporate offices of Bitstream Inc. located at 245 First Street, 17th Floor, Cambridge, Massachusetts 02142.

(b)	George B. Beitzel, Anna M. Chagnon, Amos Kaminski, David G. Lubrano, and Charles Ying were elected at the Annual Meeting to serve as directors of the Company.

(c)	The following votes were tabulated on the following proposal:

Proposal 1. To elect a board of five (5) directors to serve until the next Annual Meeting of Stockholders or until their respective successors are elected and qualified.

Nominee	For	Withheld Authority
George Beitzel	8,357,753	165,782
Anna M. Chagnon	8,499,138	24,397
Amos Kaminski	8,355,753	167,782
David Lubrano	8,355,753	167,782
Charles Ying	8,355,753	167,782

ITEM 5.	OTHER INFORMATION

(a)	Consistent with Section 10A(i)(2) of the Exchange Act, as added by Section 202 of Sarbanes-Oxley, the Company is responsible for listing the non-audit services approved during any reporting period by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor.

All non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. There were no such matters brought before the Audit Committee during the three months ended June 30, 2008.

(b)	During the three months ended June 30, 2008, there were no changes made to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

(a)	Exhibits

CERTIFICATIONS
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II – SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.
(Registrant)

SIGNATURE	TITLE	DATE

/s/ Anna M. Chagnon	President and Chief Executive Officer	August 14, 2008
Anna M. Chagnon	(Principal Executive Officer)

/s/ James P. Dore	Vice President and Chief Financial Officer	August 14, 2008
James P. Dore	(Principal Financial Officer)