Form 10-Q
period 2008-09-30
BITSTREAM INC
filed 2008-11-14
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

On November 12, 2008, there were 9,522,005 shares of Class A Common Stock, par value $0.01 per share issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$15,200	$16,420
Accounts receivable, net of allowance of $41 and $65 at September 30, 2008 and December 31, 2007, respectively	1,844	2,245
Short-term investments, prepaid expenses and other current assets	618	465

Total current assets	17,662	19,130

Property and equipment, net	475	569

Other long-term assets:
Restricted cash	150	150
Goodwill	727	727
Intangible assets, net	71	67

Total other assets	948	944

Total assets	$19,085	$20,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,061	$1,137
Accrued payroll and other compensation	1,041	1,232
Other accrued expenses	558	527
Deferred revenue	1,795	1,720

Total current liabilities	4,455	4,616

Deferred rent	0	40

Total liabilities	4,455	4,656

Commitments and contingencies (Note 4)
Stockholders’ equity :
Preferred stock, $0.01 par value, Authorized — 6,000 shares, Issued and outstanding — 0 at September 30, 2008 and December 31, 2007	—	—
Common stock, $0.01 par value, Authorized — 30,000 Class A and 500 Class B. Class A shares — Issued — 10,116 and 10,066, and outstanding — 9,522 and 9,921 at September 30, 2008 and December 31, 2007, respectively. Class B— Issued and outstanding — 0 at September 30, 2008 and December 31, 2008	101	101
Additional paid-in capital	36,101	36,461
Accumulated deficit	(18,035)	(19,694)
Treasury stock, at cost — 594 and 145 shares at September 30, 2008 and December 31, 2007, respectively	(3,537)	(881)

Total stockholders’ equity	14,630	15,987

Total liabilities and stockholders’ equity	$19,085	$20,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenue:
Software licenses	$4,222	$4,699	$14,563	$14,189
Services	1,261	1,108	3,807	3,146

Total revenue	5,483	5,807	18,370	17,335
Cost of revenue:
Software licenses	1,696	1,779	5,555	5,190
Services	598	434	1,782	1,410

Cost of revenue	2,294	2,213	7,337	6,600

Gross profit	3,189	3,594	11,033	10,735

Operating expenses:
Marketing and selling	979	974	3,358	2,937
Research and development	1,334	1,223	4,048	3,514
General and administrative	713	666	2,072	1,870

Total operating expenses	3,026	2,863	9,478	8,321

Operating income	163	731	1,555	2,414

Interest and other income, net	30	156	160	424

Total other income and expense	30	156	160	424

Income before provision for income taxes	193	887	1,715	2,838
Provision for income taxes	6	11	56	21

Net income	$187	$876	$1,659	$2,817

Basic net income per share	$0.02	$0.09	$0.17	$0.29

Diluted net income per share	$0.02	$0.08	$0.16	$0.26

Basic weighted average shares outstanding	9,521	10,036	9,621	9,756

Diluted weighted average shares outstanding	10,160	10,963	10,332	10,992

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) (Unaudited)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,659	$2,817
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	225	188
Amortization	29	34
Share based compensation	540	385
Changes in operating assets and liabilities:
Accounts receivable	401	(156)
Prepaid expenses and other assets	(153)	3
Accounts payable	(76)	312
Accrued payroll and other compensation	(191)	(407)
Other accrued expenses	31	11
Deferred revenue	75	244
Deferred rent	(40)	(31)

Net cash provided by operating activities	2,500	3,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(131)	(369)
Additions to intangible assets	(33)	(23)

Net cash used in investing activities	(164)	(392)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(4,118)	—
Proceeds from exercise of stock options/warrants	562	1,679

Net cash (used in) provided by financing activities	(3,556)	1,679

Net (decrease) increase in cash and cash equivalents	(1,220)	4,687
Cash and cash equivalents, beginning of period	16,420	10,542

Cash and cash equivalents, end of period	$15,200	$15,229

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

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We have also experienced net losses in prior years and as of September 30, 2008, have an accumulated deficit of $18 million.

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

(b) Basis of Presentation

Our condensed consolidated financial statements presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2007 has been derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007 included in our Annual Report on Form 10-K, which was filed with the SEC on March 28, 2008. The condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2008 and 2007, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company for these interim periods.

The results of operations for the nine months ended September 30, 2008 may not necessarily be indicative of the results to be expected for the year ending December 31, 2008.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(c) Property and Equipment (in thousands)

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following:

	September 30, 2008	December 31, 2007
Equipment	$2,023	$1,936
Purchased software	470	456
Furniture and fixtures	376	366
Leasehold improvements	143	143

	3,012	2,901
Less — Accumulated depreciation and amortization	2,537	2,332

Property and equipment, net	$475	$569

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment	3 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

Depreciation expense for the three months ended September 30, 2008 and 2007 was $74 and $71, respectively. Depreciation expense for the nine months ended September 30, 2008 and 2007 was $225 and $188, respectively. During the nine months ended September 30, 2008, we disposed of $20 of fully depreciated assets which were no longer in service.

(d) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments in one highly-rated financial institution, the balance of which may exceed federally insured deposit limits. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At September 30, 2008, no customer accounted for 10% or more of our accounts receivable. We do not have any off-balance sheet risks as of September 30, 2008. At December 31, 2007, two customers accounted for 16% and 14% of our accounts receivable, respectively. No single customer accounted for 10% or more of our revenue for the three and nine months ended September 30, 2008 or 2007.

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

	September 30, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$84	$(79)	$5	$84	$(78)	$6
Technology-based	580	(514)	66	547	(486)	61

Total	$664	$(593)	$71	$631	$(564)	$67

Amortization expense for finite-lived intangible assets for the three months ended September 30, 2008 and 2007 was $10 and $9, respectively. Amortization expense for finite-lived intangible assets for the nine months ended September 30, 2008 and 2007 was $29 and $34, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2008, remainder	$8
2009	23
2010	17
2011	14
2012	7
2013	2

$71

(f) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Our comprehensive income is equal to our net income for all periods presented.

(g) Recently Issued Accounting Standards

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP EITF 03-6-1 is effective in 2009. We are currently evaluating the impact of adoption.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R does the following: requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The statement requires that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS No. 141R is effective in 2009. We do not believe the impact of this accounting standard to be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not expanded our use of fair value accounting to additional eligible items subject to the fair value option under SFAS No.159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. We do not expect the adoption of SFAS No. 157 for non-financial assets and liabilities to have a material impact on our condensed consolidated financial position, results of operations or cash flows.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(h) Fair Value Measurements

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

(2) Income Per Share (in thousands):

Basic earnings per share is determined by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the effect of the conversion of potentially dilutive securities, such as stock options, warrants, and restricted shares, based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	9,521	10,036	9,621	9,756
Dilutive effect of options	638	927	711	1,230
Dilutive effect of warrants	—	—	—	5
Dilutive effect of unvested restricted shares	1	—	—	1

Shares used to compute diluted net income per share	10,160	10,963	10,332	10,992

In addition, there were unvested restricted shares and options outstanding to purchase 596 shares for the three and nine month periods ended September 30, 2008, respectively, and there were warrants and options outstanding to purchase 488 and 227 shares for the three and nine month periods ended September 30, 2007, respectively, that were not included in the potential common share computations because their exercise prices were greater than the average market price of our common stock during the applicable period.

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

The following table summarizes the weighted average assumptions we utilized for grants of share-based awards in the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008*	2007	2008	2007
Risk-free interest rates	—	4.6%	2.8% - 3.3%	4.6%
Expected dividend yield	None	None	None	None
Expected term	—	5.75 Years	5.7 Years - 6.2 Years	5.5 - 5.75 Years
Expected volatility	—	87.67%	84.1% - 84.7%	87.67% - 89.23%

*	No share-based awards were granted during the three months ended September 30, 2008.

All share-based awards granted have a contractual ten-year term. All options granted vest in equal installments on the first, second, third, and fourth year anniversary over a four year period of continuous employee service. All restricted shares granted vest in equal installments on the first, second, third, fourth, and fifth year anniversary over a five year period of continuous employee service. The risk-free interest rate utilized is based upon published U.S. Treasury yield curves at the date of the grant for the expected option term. Expected stock price volatility is based upon the historical volatility of our common stock price over the expected term of the option. We use historical exercise, forfeiture, and cancellation information to determine expected term and forfeiture rates.

Our results for the three months ended September 30, 2008 and 2007 include $197 and $168, respectively, and for the nine months ended September 30, 2008 and 2007 include $540 and $385, respectively, of share-based compensation within the applicable expense classification where we report the share-based award holders’ compensation expense.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents share-based compensation expense included in our condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of revenue-software licenses	$1	$1	$3	$3
Cost of revenue-services	19	16	56	49
Marketing and selling	9	10	35	(2)
Research and development	79	70	220	157
General and administrative	89	71	226	178

Share-based compensation expense before tax	197	168	540	385
Income tax benefit	—	—	—	—

Net compensation expense	$197	$168	$540	$385

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

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a 33 month lease agreement in Nodia India. This lease agreement commenced May 1, 2008 and obligated us to make monthly payments including service taxes. Our total financial commitment during the 33 month lease period is approximately $148 U.S. dollars.

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

Legal Actions

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of September 30, 2008, no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the occurrence or resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

(5) Income Taxes (in thousands):

The Company’s income tax provisions for the three and nine months ended September 30, 2008 and 2007 are primarily attributable to federal and state income taxes in the U.S. and taxes related to foreign jurisdictions. Federal and state tax provisions for those periods included amounts in relation to the Company’s income generated in the U.S., reduced by previously unused net operating loss (NOL) carry forwards and tax credits that were recorded on the balance sheet with a full valuation allowance.

As of September 30, 2008, a full valuation allowance was recorded against the Company’s net deferred tax assets in the U.S. As of December 31, 2007, the Company had gross U.S. federal NOL carry forwards of $14,612, state NOL carry forwards of $2,366, U.S. federal research and development credit (“R&D Credit”) carry forwards of $864, state R&D credit carry forwards of $291 and foreign tax credits of $179.

The Company concluded that as of September 30, 2008 it was more likely than not that its net deferred tax assets in the U.S. would not be realized. Although the Company has realized operating profits over the past three years and during the first nine months of 2008, those profits are substantially less than the Company’s total deferred tax assets. Management judgment is required to determine when the realization of the Company’s deferred tax assets in the future is considered more likely than not. If and when the Company concludes that realization is more likely than not, it will record a reduction to its valuation allowance that will result in increases to net income and additional paid-in capital in the period such determination is made.

We continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2008, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. We continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in future periods, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(6) Geographical Reporting (in thousands):

We attribute revenues to different geographical areas on the basis of the location of the customer. All of our product sales for the three and nine month periods ended September 30, 2008 and 2007 were shipped from our headquarters located in the United States. Revenues by geographic area are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
*Revenue:
United States	$4,609	$4,710	$15,302	$14,371
United Kingdom (UK)	246	249	1,056	866
Canada	249	384	484	666
Other (Countries less than 5% individually, by Region)
Europe, excluding UK	283	264	1,033	935
Asia	88	180	441	351
Other	8	20	54	146

Total revenue	$5,483	$5,807	$18,370	$17,335

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

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

RESULTS OF OPERATIONS (in thousands, except percentages and per share amounts)

Revenue and Gross Profit:

	Three Months Ended September 30,
	2008	% of Revenue	2007	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$4,222	77.0%	$4,699	80.9%	$(477)	(10.2)%
Services	1,261	23.0	1,108	19.1	153	13.8

Total revenue	5,483	100.0	5,807	100.0	(324)	(5.6)

Cost of Revenue
Software licenses	1,696	40.2	1,779	37.9	(83)	(4.7)
Services	598	47.4	434	39.2	164	37.8

Total cost of revenue	2,294	41.8	2,213	38.1	81	3.7

Gross Profit	$3,189	58.2%	$3,594	61.9%	$(405)	(11.3)%

	Nine Months Ended September 30,
	2008	% of Revenue	2007	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$14,563	79.3%	$14,189	81.9%	$374	2.6%
Services	3,807	20.7	3,146	18.1	661	21.0

Total revenue	18,370	100.0	17,335	100.0	1,035	6.0

Cost of Revenue
Software licenses	5,555	38.1	5,190	36.6	365	7.0
Services	1,782	46.8	1,410	44.8	372	26.4

Total cost of revenue	7,337	39.9	6,600	38.1	737	11.2

Gross Profit	$11,033	60.1%	$10,735	61.9%	$298	2.8%

License revenue from direct sales, which includes e-commerce sales, decreased $93, or 2.9%, to $3,135 for the three months ended September 30, 2008 as compared to $3,228 for the three months ended September 30, 2007, and increased $82, or 0.8%, to $9,816 for the nine months ended September 30, 2008 as compared to $9,734 for the nine months ended September 30, 2007. License revenue from resellers decreased $21, or 5.9%, to $336 for the three months ended September 30, 2008 as compared to $357 for the three months ended September 30, 2007, and decreased $33, or 2.9%, to $1,123 for the nine months ended September 30, 2008 as compared to $1,156 for the nine months ended September 30, 2007. License revenue from OEMs and ISVs decreased $363, or 32.6%, to $751 for the three months ended September 30, 2008 as compared to $1,114 for the three months ended September 30, 2007, and increased $325, or 9.9%, to $3,624 for the nine months ended September 30, 2008 as compared to $3,299 for the nine months ended September 30, 2007.

License revenue varies between quarters due to the timing of license agreements. Revenue for the three months ended September 30, 2008 decreased across all of our product lines and sales channels (direct, reseller, OEM and ISV) due to delays in purchasing decisions by customers and due to decreases in royalties from shipments by OEMs and ISVs during the quarter. We believe these decreases can be attributed primarily to the poor general economic conditions in effect during this period. The increase in license revenue for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was due to the increase in license revenue during the six months ended June 30, 2008. If general economic conditions do not improve, revenue for the quarter ending December 31, 2008 may continue to lag the level of license revenue for the same period in 2007.

The increase in revenue from services was due to increases across all of our product lines. These increases were primarily driven by increases in our customer base and customer demand for consulting and design services, resulting in an increase in services revenue from customers acquired both directly and through resellers of $153, or 13.8%, to $1,261 for the three months ended September 30, 2008 as compared to $1,108 for the three months ended September 30, 2007, and an increase of $661 or 21% to $3,807 for the nine months ended September 30, 2008 as compared to $3,146 for the nine months ended September 30, 2007. We believe that our overall services revenue during 2008 will continue to exceed the level attained during 2007.

We recognize license revenue from direct sales and from licensing our products and third party products including e-commerce sales made via our websites, from licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three months ended September 30, 2008 and 2007 was $17 and $7, respectively. Referral income for the nine months ended September 30, 2008 and 2007 was $40 and $23, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The decrease in cost of license revenue for the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007 was primarily due to a $99 decrease in direct costs, including royalty costs, associated with decreased sales of third party products for the three months ended September 30, 2008. The increase in cost of license revenue for the nine-month period ended September 30, 2008 as compared to the nine-month period ended September 30, 2007 was primarily due to a $323 increase in direct costs, including royalty costs, associated with increased sales of third party products for the nine-month period ended September 30, 2008. We expect the cost of license revenue as a percentage of license revenue for the fiscal year ending December 31, 2008 to approximate the percentage for the first nine months of 2008, although the results may vary based upon the mix of products sold during the remainder of the year.

The increase in cost of services revenue for the three and nine month periods ended September 30, 2008 as compared to the same periods ended September 30, 2007 was due to an increase in the cost of customer consulting resources and support personnel of $165 and $437 partially offset by a decrease in the utilization of customer support and consulting personnel on internal research and development projects of $22 and $120 for the three and nine-month periods ended September 30, 2008, respectively. Total cost of services increased slightly as a percentage of services revenue for the three and nine months ended September 30, 2008 as compared to the same period in 2007. We expect our cost of services as a percentage of service revenue to approximate that of the first nine months of 2008.

Cost of revenue includes royalties and fees paid to third parties for the development of, or license of rights to, technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

Operating Expenses:

	Three Months Ended September 30,
	2008	% of Revenue	2007	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$979	17.9%	$974	16.8%	$5	0.5%
Research and development	1,334	24.3	1,223	21.1	111	9.1
General and administrative	713	13.0	666	11.5	47	7.1

Total operating expenses	$3,026	55.2%	$2,863	49.3%	$163	5.7%

	Nine Months Ended September 30,
	2008	% of Revenue	2007	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$3,358	18.3%	$2,937	16.9%	$421	14.3%
Research and development	4,048	22.0	3,514	20.3	534	15.2
General and administrative	2,072	11.3	1,870	10.8	202	10.8

Total operating expenses	$9,478	51.6%	$8,321	48.0%	$1,157	13.9%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The increase in M&S expense for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was primarily the result of a $83 increase in salaries & benefits, a $21 increase in professional services, and a $13 increase in facilities cost; partially offset by a $65 decrease in advertising and marketing activities including tradeshow participation in travel expense, and a $51 decrease in travel & entertainment. The increase in M&S expense for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was primarily the result of a $219 increase in salaries & benefits, a $159 increase in professional services, and a $106 increase in advertising and marketing activities including tradeshow participation; partially offset by a decrease in travel expense of $79. We expect our M&S expenses to continue at a similar level during the remainder of 2008.

Research and development (“R&D”) expense consists primarily of salary and benefits costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expense for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 was primarily the result of increases in salaries and benefits and the use of third party contractors of $57, an increase in the utilization of customer support and consulting personnel on internal R&D projects of $22, and an increase in facilities costs of $24. The increase in R&D expense for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was primarily the result of increases in salaries and benefits and the use of third party contractors of $323, an increase in the utilization of customer support and consulting personnel on internal R&D projects of $120, and an increase in facilities costs of $45. We expect our development efforts to continue at a similar level during the remainder of 2008.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The increase in G&A for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007 is primarily due to an increase in professional fees of $63, partially offset by decrease in bad debt expense of $19. The increase in G&A for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 is primarily due to an increase in salaries, wages and benefits of $65, an increase in professional fees of $155, including expenses related to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) of $46, and legal expenses of $43, partially offset by decrease in bad debt expense of $35. We expect G&A expense to continue at a similar level during the remainder of 2008.

Other Income, Net:

Other income includes interest income earned on cash and money market instruments. Net interest income has decreased as compared to the same periods in the prior year due to a lower rate of interest earned on our cash and money market instruments.

Provision for Income Taxes:

Our tax provision for the three and nine month periods ended September 30, 2008 consisted of $6 and $42 of foreign withholding taxes and $0 and $14 of state income taxes, respectively. The tax provision for the three and nine months ended September 30, 2007 consisted of $11 and $21 of foreign withholding taxes respectively. The Company did not have a provision for U.S. Federal tax during these periods due to Net Operating Loss and Tax Credit carry forwards. Foreign taxes vary with OEM license royalties from customers in countries who are party to tax conventions with the United States, including Korea and Poland.

The Company’s income tax provisions for the three and nine months ended September 30, 2008 and 2007 are primarily attributable to federal and state income taxes in the U.S. and taxes related to foreign jurisdictions. Federal and state tax provisions for those periods included amounts in relation to the Company’s income generated in the U.S., reduced by previously unused net operating loss (NOL) carry forwards and tax credits that were recorded on the balance sheet with a full valuation allowance.

As of September 30, 2008, a full valuation allowance was recorded against the Company’s net deferred tax assets in the U.S. As of December 31, 2007, the Company had gross U.S. federal NOL carry forwards of $14,612, state NOL carry forwards of $2,366, U.S. federal research and development credit (“R&D Credit”) carry forwards of $864, state R&D credit carry forwards of $291 and foreign tax credits of $179.

We continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2008, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. We continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in future periods, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share and per share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of September 30, 2008, we had net working capital of $13,207 versus $14,514 at December 31, 2007, a decrease of $1,307 or 9%. Working capital decreased due to our two stock buyback plans pursuant to which we acquired 697,700 shares of our common stock during the nine months ended June 30, 2008 for a total cost of approximately $4,118.

Our operating activities generated cash during the nine months ended September 30, 2008 and 2007 of $2,500 and $3,400, respectively, primarily due to our net income before adjustment for non-cash expenses of $1,659 and $2,817, respectively. Our operating activities for the nine months ended September 30, 2008 generated $900 less cash than for the nine months ended September 30, 2007 primarily due to the decrease in net income. We used cash of $164 and $392 for the nine months ended September 30, 2008 and 2007, respectively, for the purpose of acquiring additional property and equipment and intangible assets. For the nine months ended September 30, 2008, we used cash of $4,118 to repurchase shares of our common stock during the quarter, partially offset by $562 in proceeds from the exercise of stock options. Our financing activities for the nine months ended September 30, 2007 provided cash of $1,679 from the exercise of stock options.

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

As of September 30, 2008, we had no material commitments for capital expenditures. In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a 33 month lease agreement in Nodia India. This lease agreement commenced May 1, 2008 and obligates us to make monthly payments including service taxes. The total commitment during the 33 month lease period is approximately $148 U.S. dollars.

In August 2003, we entered into a six-year lease agreement and moved our corporate offices. Our current lease expires August 31, 2009 and we are currently reviewing our options for renewing the current lease or obtaining other suitable office space. We understand that sufficient office space is currently available in our geographic area and that, given general economic conditions, we will be able to secure the amount of space we need to conduct our operations at reasonable market rates.

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

During the nine months ended September 30, 2008, as part of these two repurchase programs, we repurchased 697,700 shares, at an average price of $5.903 per share or approximately $4,118 under a structured share repurchase agreement with a large financial institution.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R does the following: requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction; establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose certain information to enable users to understand the nature and financial effect of the business combination. The statement requires that cash outflows such as transaction costs and post-acquisition restructuring be charged to expense instead of capitalized as a cost of the acquisition. Contingent purchase price will be recorded at its initial fair value and then re-measured as time passes through adjustments to net income. SFAS No. 141R is effective in 2009. We do not believe the impact of this accounting standard to be material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards which require assets or liabilities to be carried at fair value. The objective of SFAS No. 159 is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. Under SFAS No. 159, a company may elect to use fair value to measure eligible items at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. Eligible items include, but are not limited to, accounts and loans receivable, available-for-sale and held-to-maturity securities, equity method investments, accounts payable, guarantees, issued debt and firm commitments. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Currently, we have not expanded our use of fair value accounting to additional eligible items subject to the fair value option under SFAS No.159.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods of those fiscal years. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2 — Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. We do not expect the adoption of SFAS No. 157 for non-financial assets and liabilities to have a material impact on our condensed consolidated financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of September 30, 2008, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments are short-term money market accounts and bank deposits that are carried on our books at fair market value. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiary are almost exclusively conducted in the local currency. The impact of currency exchange rate movements on inter-company transactions was immaterial for the three months ended September 30, 2008. International subsidiary operations will be translated into U.S. dollars and consolidated for reporting purposes. Currently, we do not engage in foreign currency hedging activities.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2008 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, and claims involving commercial, employment and other matters. We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of September 30, 2008, no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

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

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We believe that our future results of operations could be affected by various factors including, but not limited to, the following:

•	delays in the development or shipment of our new products or new versions of our existing products;

•	the introduction of competitive products by others;

•	general worldwide economic conditions and disruptions in the financial markets;

•	inability to secure capital on favorable terms, or at all, if we need additional capital in the future;

•	inability to attract and retain key personnel;

•	disruption to our business in the event we engage in future acquisitions;

•	intellectual property disputes;

•	fluctuations in quarterly operating results;

•	unanticipated changes in accounting rules; and

•	unanticipated changes in tax rates and regulations.

If we are unable to successfully compete in our markets, our financial results will be negatively affected. The computer software market is highly competitive and is characterized by rapid technological change and adoption of new industry standards. As the markets in which our products are sold continue to develop and as we enter new markets, we expect to continue to face substantial competition from other software developers and anticipate that additional competitors will enter those markets. Many of our competitors or potential competitors have significantly greater financial, marketing and technical resources than we have. These competitors may be able to adapt more quickly to new or emerging technologies and standards or changes in customer requirements and may be able to devote greater resources to the promotion and sale of their products than we are able. Many of our competitors currently market, or have the potential to market, their products directly to the ultimate consumers of such products as part of a broader product offering. There can be no assurance that we will be able to compete successfully against these entities. To compete successfully, we must continue our investment in research and product development and we must devote substantial resources to our marketing and sales functions. There can be no assurance that we will have the necessary capital resources to fund such investment.

If we are unable to meet our customers’ demands for cutting-edge products and services, our revenue and operating results may be adversely affected. If we are unable to consistently introduce new products, services, and enhancements, our revenue and operating results are likely to be adversely affected. Any failure by us to anticipate or respond to new technological developments and customer requirements, or any significant delays in product development or introduction, could have a material adverse effect on our business, financial condition and results of operations. New products, when first released by us, may contain undetected errors that, despite quality control measures employed by us, are discovered only after a product has been integrated into our customers’ products and utilized by end users. Such errors may cause delays in product acceptance and may require design modifications which could have a material adverse effect on our business, financial condition and results of operations.

General economic risks and disruptions in the financial markets may adversely affect our revenue and profitability. Our business may be negatively affected by general worldwide economic conditions and related uncertainties affecting the markets in which we operate. Adverse economic conditions could adversely impact our business in future periods, resulting in: reduced demand for our products; increased pressure on the prices for our products and services; and greater difficulty in collecting accounts receivable. Disruptions in the financial markets have had and may continue to have an adverse effect on the U.S. and world economy, and may continue to negatively impact business and consumer spending patterns. Current tightening of credit in financial markets also adversely affects the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in new licenses of our products. Additionally, the lack of available financing may limit or delay the growth of our OEM and ISV customers. Changes in employment and consumer spending patterns may also slow the adoption of new technologies and reduce the demand for new licenses for our products, and may result in fewer license renewals and less royalty income. There is no assurance that government responses to the disruptions in the financial markets will restore business and consumer confidence, stabilize the markets or increase liquidity and the availability of credit. We are pursuing a number of strategies to generate revenue growth, including: identifying new markets for our products; developing new applications for our technologies; allocating research and development funding to products with high revenue potential; and strengthening our presence in selected geographic markets. Due to limited resources, we may not be able to continue to successfully implement these strategies, which could have a material adverse effect on our business, results of operations and financial condition.

Risks related to our international sales. Sales to customers outside the United States represented 17.0% of our revenue for the nine months ended September 30, 2008. This revenue does not include revenue derived from products sold into the international market by our domestic OEM and ISV customers or foreign purchases downloaded from MyFonts.com . We expect that our international business will continue to account for a significant portion of our future revenue. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore less competitive in foreign markets. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, potentially adverse tax consequences, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on our future revenue and our results of operations. In addition, our European business is significant and has historically been negatively affected during our fiscal quarter ending September 30 due to the summer closing or slowdown of several European customers.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute your ownership of our common stock. For the past several years, we have relied on cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003 to fund our operations, capital expenditures and expansion. However, we may require additional capital from equity or debt financing in the future to take advantage of strategic opportunities including more rapid expansion of our business or the acquisition of complementary products, technologies or businesses; and to develop new products or enhancements to existing products. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

We may engage in future acquisitions that could disrupt our business, cause dilution to our stockholders and negatively affect our business, operating results or financial condition. While we currently have no acquisitions of other businesses pending or planned, we have, from time to time, evaluated acquisition opportunities and may pursue acquisition opportunities in the future. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. In addition, any acquisitions that we make could lead to difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from those businesses. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses or adversely impact our business, operating results and financial condition. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could negatively affect our business, operating results and financial condition.

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

We may not be able to protect our intellectual property rights against piracy, infringement of our patents, or declining legal protection. We regard our software as proprietary and attempt to protect it with a combination of copyright, patent, trademark, and trade secret laws, employee and third-party nondisclosure agreements and other methods of protection. There can be no assurance that these measures will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technologies. It may be possible for unauthorized third parties to copy or reverse engineer portions of our products or otherwise obtain and use information that we regard as proprietary. Furthermore, the laws of certain foreign countries in which our products are or may be developed, manufactured or sold may not protect our products or intellectual property rights to the same extent as do the laws of the United States, and thus make the possibility of unauthorized use of our technologies and products more likely. We also rely on confidentiality agreements with our collaborators, employees, and consultants to protect our trade secrets and proprietary know-how. These agreements may be breached and we may not have adequate remedies for any such breach. In addition, our trade secrets may otherwise become known or be independently developed by our competitors. In connection with the enforcement of our own intellectual property rights or in connection with disputes relating to the validity or alleged infringement of third-party rights, we have been, and may in the future be, subject to claims, negotiations or complex, protracted litigation as part of our policy to vigorously defend our intellectual property rights, including rights derived from third-party licensors. Intellectual property disputes and litigation are typically very costly and can be disruptive to our business operations by diverting the attention and energies of management and key technical personnel. Although we have successfully defended or resolved past litigation and disputes, we may not prevail in any future litigation and disputes. Adverse decisions in such litigation or disputes could have negative results, including subjecting us to significant liabilities, requiring us to seek licenses from others, preventing us from making, using, selling, distributing, or marketing our products and services in the United States or abroad, or causing severe disruptions to our operations or the markets in which we compete, any one of which could seriously harm our business. Additionally, although we actively pursue software pirates as part of our enforcement of our intellectual property rights, we do lose revenue due to the illegal use of our software. If piracy activities increase, it may further harm our business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Instruments defining the rights of the holders of any class of our registered securities have not been materially modified during the three months ended September 30, 2008.

(b)	Rights evidenced by any class of our registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended September 30, 2008.

(c)	There were no unregistered securities sold by us during the three months ended September 30, 2008.

(d)	There were no repurchases of our equity securities during the three months ended September 30, 2008.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.	OTHER INFORMATION

(a)	Consistent with Section 10A(i)(2) of the Exchange Act, as added by Section 202 of Sarbanes-Oxley, the Company is responsible for listing the non-audit services approved during any reporting period by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor.

All non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. There were no such matters brought before the Audit Committee during the three months ended September 30, 2008.

(b)	During the three months ended September 30, 2008, there were no changes made to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

(a)	Exhibits

CERTIFICATIONS

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II — SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.

(Registrant)

SIGNATURE	TITLE	DATE

/s/ Anna M. Chagnon Anna M. Chagnon	President and Chief Executive Officer (Principal Executive Officer)	November 14, 2008

/s/ James P. Dore James P. Dore	Vice President and Chief Financial Officer (Principal Financial Officer)	November 14, 2008