Form 10-K
period 2008-12-31
BITSTREAM INC
filed 2009-03-31
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

Securities registered pursuant to Section 12(b) of the Act: Class A Common Stock

Securities registered pursuant to Section 12(g) of the Act: None

Exchange on which Class A Common Stock registered: The NASDAQ Stock Market

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

The aggregate market value of voting stock and non-voting stock held by non-affiliates of the Registrant as of June 30, 2008 was approximately $62 million.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐    No ☒

The aggregate market value of voting stock and non-voting stock held by non-affiliates of the Registrant as of March 17, 2009 was approximately $44 million. On March 17, 2009, there were 9,777,505 shares of Class A Common Stock, par value $0.01 per share issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders to be held on May 14, 2009, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part hereof.

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

PART I

ITEM 1. Business

GENERAL

Bitstream Inc. was incorporated in the State of Delaware in 1981. Bitstream Inc. (together with its subsidiaries, “Bitstream” or the “Company”) is a software development company focused on bringing unique software products to a wide variety of markets. Today, our core software products include award-winning fonts and font rendering technologies; mobile browsing technologies and variable data publishing; Web-to-print, and multi-channel communications technologies.

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

PRODUCTS AND MARKETS OVERVIEW

We categorize our products and technologies into three product lines: (1) fonts and font technology, (2) mobile browsing technology, and (3) variable data, Web-to-print publishing, and multi-channel communications technology.

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

We have a long history of working with standards organizations worldwide to enhance technological development. We created the portable font resource (PFR) as a highly compact, resolution independent representation of characters that can be displayed on different systems while retaining font fidelity. Independent organizations responsible for setting digital TV standards have adopted the PFR font format as their standard for digital television, including ATSC (Advanced Television Systems Committee), DAVIC (Digital Audio Visual Council), DVB (Digital Video Broadcasting), DTG (Digital TV Group), MHP (Multimedia Home Platform), ISO/IEC 16500-6:1999 (International Organization for Standardization/International Electrotechnical Commission), and OCAP (Open Cable Application Platform).

We also sell fonts and font-related products developed and designed by third party foundries and designers. We established our MyFonts website as a universal source for fonts from a wide variety of international font vendors and designers. While prior approaches to selling fonts were generally satisfactory for professionals, they represented a barrier for the non-professional, casual user who is simply looking for a particular font. For example, if someone sees a font in a magazine, traditional sales channels offer no quick and easy way of finding out the name of that font. Even when the name of the font can be determined, it is not obvious where to buy it from among the hundreds, if not thousands, of font foundries offering their fonts through numerous channels. As a result of such obstacles, font sales to non-professionals have historically been almost non-existent. Bitstream continues to believe that this audience represents a large untapped market for fonts, and established MyFonts to make fonts accessible to everyone, which benefits both users and the font foundries.

For the general computer user, fonts have been difficult to find, purchase, and install, and often represent an unknown aspect of his or her desktop environment. Our goal is to provide access to fonts for all users, not just graphic arts professionals. MyFonts, created with the participation of some of the industry’s most influential font foundries, provides one of the largest collections of fonts ever assembled. It features new ways to find and purchase fonts on-line, and offers unique typographic resources and a forum for interacting with font experts. As of March 1, 2009, over 450 foundries, large and small, domestic and international, participated as partners with MyFonts to offer their fonts for sale. This represents an aggregate collection of over 60,000 fonts. Some of the key features of MyFonts are: (1) an advanced search feature, which enables customers to browse and locate fonts using keywords both a novice and expert can understand; (2) WhatTheFontSM, a free service which allows customers to scan images of typefaces and upload them to MyFonts.com for identification; (3) the ability to find fonts similar to a particular typeface design using the “Show me more fonts like this…” feature; (4) test driving a font in text the user enters; (5) exploring the world of fonts with links to typographic resources available on the web; (6) the ability to collect fonts into one or more Font Albums for side-by-side comparison and collaborative decision making; and (7) the ability for users to click a button on the MyFonts website to download an automatic font installer.

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

MyFonts technology relies on computerized systems to organize fonts in such a way that visitors to MyFonts.com will be able to find a font similar to the one for which they are searching, as accessed through the “More Fonts Like This” feature and through keyword searches. MyFonts technology also relies on computerized pattern matching for fonts, as accessed through the “WhatTheFont” feature. WhatTheFont is a font identifier for users who have found a font they like in a book, magazine, newspaper, or other source, but don’t know its name. WhatTheFont accepts image files of fonts uploaded by users, analyzes the images, and then displays the fonts on the MyFonts site that most closely match the font shapes captured in the image. WhatTheFont is also available as an iPhone application.

Bitstream font technology products include:

•

Font Fusion®, a font rendering subsystem that enables developers of consumer electronics devices, mobile handsets, set-top boxes, digital TVs, printers, graphics and software applications, and other embedded systems to render high-quality characters in any language, any format, at any resolution, on any software platform or hardware device. Font Fusion renders high-quality characters in industry-standard font formats, compact portable font resources, and compact stroke-based Asian font formats. Font Fusion is also available as a pre-integrated BREW extension.

•

Bitstream Panorama™, a global text composition engine. This product enables developers to draw strings of characters and lay out complex lines of text. Bitstream Panorama supports international languages, including such complex script languages as Arabic and Indian. Together with Font Fusion, it offers a complete line layout and font rendering solution for developers building mobile handsets, smart phones, personal digital assistants (PDAs), set-top boxes, graphics applications, and embedded systems. Bitstream Panorama is also available as a pre-integrated BREW extension.

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

•

TrueDoc®, a portable font technology that provides for the efficient distribution of text, with fidelity, in a highly compact format. OEMs and ISVs license and incorporate TrueDoc into their products to achieve reliable, compact, and efficient recording, transporting, and viewing, of documents resident on the recipient’s system. TrueDoc has been engineered to be small in file and application size, to comply with all industry font standards, and to be cross-platform compatible. We believe that TrueDoc’s small file size and efficient playback capabilities present advantages in applications where limitations on bandwidth and memory are significant factors.

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

•

Printer Fonts—a set of fonts for printer emulation products featuring optimized output combined with a small footprint. Support Arabic, Hebrew, Baltic and Central European character sets in addition to standard Western European character sets.

MOBILE BROWSING TECHNOLOGY

The top issue confronting mobile operators, device manufacturers and others involved in disseminating news, commerce and entertainment data is how to effectively display this information on a mobile device in order to create a robust revenue stream in the wireless market. Based on our expertise in software development, fonts and font rendering, we developed a browsing technology for mobile devices called ThunderHawk. ThunderHawk provides a fast, easy to use full HTML desktop-like browsing experience. Built with Bitstream core mobile technology, ThunderHawk offers a feature-rich mobile browsing experience that enables users to find and read information quickly.

ThunderHawk™ Client/Server Technology offers powerful, user-friendly benefits in a small package to mobile operators and device manufacturers. It minimizes resource requirements on the handset and supports a vast range of mass-market and higher end phones, with extremely fast page load speeds and low over-the-air data sizes. When a subscriber uses ThunderHawk to access the Web, the ThunderHawk client residing on the handset communicates with a server cloud. The cloud receives a connection from the client, and requests an HTML Web page from the Internet over a fast data connection. Upon receiving the requested page, a server renders the content on-the-fly and compresses the graphics. A server sends the requested HTML page in a compressed compact transport format to the subscriber’s handset, reducing the data size to approximately one-twenty-third, on small magnification setting, of the size of the page on the desktop. This results in extremely fast loading and display of Website content for a truly superior user experience. The client technology is available as a J2ME client that runs on a majority of the phones currently on the market or as a platform-agnostic C++ SDK, that can be ported to any environment including Windows Mobile, BREW and Symbian OS, enabling a feature-rich, full desktop-style HTML browsing experience on nearly any mobile device.

BOLT, a consumer-facing browser built on ThunderHawk Java Client/Server technology. Offering a browser directly to consumers allows for rapid testing of new features (such as streaming video and RSS support) to improve, and generate interest in, our OEM and mobile operator-facing browsing technologies.

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

Our variable data and Web-to-print multi-channel publishing products, which are marketed and sold under the Pageflex brand, use intelligent, flexible templates to automatically assemble customized content—logos, imagery, illustrations, and text—in print, bitmap, or HTML formats for production through a wide range of digital print output devices, the web, and e-mail. Pageflex templates are based on the principle of separating document content—raw information—from document design— how the page is laid out, what fonts and colors are used, and how images are sized and positioned. The copyfitting and placement rules, together with permissions that govern user ability to change elements, are built into each design template by the designer. Content providers can modify and add their content with little or no design skill. Document designs originally developed in Quark Xpress and Adobe InDesign can be imported into Pageflex through the use of Pageflex plug-ins that enable these third-party applications to export to the Pageflex XML data format.

The Pageflex product line consists of:

•

Pageflex Server, an enterprise server platform consisting of variable publishing modules, gives enterprises in many industries and digital printing service providers the ability to design and produce customized database-driven or web form-driven marketing communications on demand. It is designed to be the one server application that allows customers to do All Things Variable™. Pageflex Server enables companies to offer interactive document editing capabilities to customers, employees, marketing partners, and dealers or franchise owners over a corporate website. Customers deploying Pageflex can create flexible templates that maintain their brand and corporate identity by using approved fonts, design elements, and images. They can also limit the editing capabilities made available to their end users and constrain portions of the document so that they cannot be modified.

Pageflex modules provide a variety of document customization options including database merging, Web form driven customization, interactive online design and editing, and cross media (print and

HTML) publishing with campaign tracking features. The Online Design and Editing Module provides a revolutionary level of interactivity for web-to-print solutions. It utilizes Pageflex .EDIT technology, which was the first web browser-based application that enabled non-designers to create typography-rich, layout-rich documents with just a browser and an Internet connection. It brings desktop publishing capabilities into a Web browser with a true WYSIWYG display.

Pageflex Server provides companies with the robust server tools and stability they need to run high-volume, multi-server installations 24x7x365, including automatic failover and backup options. The queue-based architecture enables concurrent job processing, batching, and priority processing when multiple orders are placed at the same time. New servers can be added quickly and without service-disruption as the quantity of end user editing transactions increases.

•

Pageflex Storefront is a turn-key software product that enables customers to define, auto-generate and manage attractive online document customization and ordering sites. Service providers use Pageflex Storefront to provide their clients with a catalog of customizable document products, and corresponding e-mail and cross media campaigns. Included in the package is user account, shopping cart and order management, as well as personalization and customization technology for online document editing. At the core of the solution, is Pageflex web-to-print composition technology, including flexible templates that enable document layouts to “flex”, accommodating variable content within sophisticated designer-specified guidelines. Pageflex Storefront was a winner of the prestigious GATF InterTech Technology Award for 2005 and was the only software package for web-to-print or variable data publishing to be honored with this award, which is recognized industry wide as a mark of excellence and innovation. The judges described the system as “elegant”, “user friendly”, and “amazingly powerful”. Pageflex Storefront has gone on to win numerous other industry awards as we have enhanced the product with capabilities specific to business-to-business and business-to-consumer sites, integrations with third-party print production systems that enable streamlined and automated workflows, and product internationalization including the end-user UI and support for a variety of different country taxes. Pageflex Storefront is sold as licensed software, with some customers then offering individual Pageflex Storefront portals in a SaaS model to their customers.

•

Pageflex Persona Cross Media Suite is a desktop software application enabling targeted and personalized content in both print and e-mail. The product incorporates award-winning variable data and cross-media functionality from Pageflex into a desktop application. It is the only desktop application on the market to enable database-driven personalized output in both print and e-mail. Among its compelling features are cross-media capabilities for creating coordinated print and e-mail marketing campaigns, variable-length document capabilities, flexible layouts, and the ability to compose text in more than 60 languages, including Japanese and Chinese. Another key capability is its cross compatibility with Pageflex server-class products, meaning all templates, variables, and projects can be easily reused for web-to-print applications, providing a variety of options for migration and expanded Pageflex configurations.

•

Pageflex Campaign Manager addresses the growing industry trend that requires marketers to show measurable results for all expenditures, while also increasing the company (or product) relationship with each customer. Pageflex Campaign Manager simplifies the process of creating a multi-touch marketing campaign, while providing robust reporting capabilities to track a campaign’s success. It allows marketers to focus on crafting the marketing message, not the mechanism for getting it distributed. Pageflex Campaign Manager is used to produce printed direct mail, email, and Web microsites, with each of these components being personalized for the individual recipient. The direct mail and email components can contain a personalized URL (PURL) that the recipient can visit online. At the resulting Web microsite the Web content can be personalized and customized for the individual based on demographic or buying information that is known about them. Pageflex Campaign Manager can be used to develop surveys on the Web microsite pages to gather additional information about the customer. The system can generate follow-up emails to the individual, alerts to the appropriate sales person, and follow-up print mailings.

Pageflex Campaign Manager includes a password-protected online dashboard where the marketer can view in real-time an accurate, detailed account of the effectiveness of each component used in the multi-touch campaign. Individual recipients are tracked, including how many times they are touched and their responses to online surveys. Overall campaign statistics can be viewed and analyzed.

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

We design our publishing products and technologies to support technological standards. We are a founding member of the Print On Demand Initiative (PODi), an alliance of key vendors and service providers working in the digital color printing market. PODi members include Adobe, Canon, Electronics for Imaging (EFI), Hewlett-Packard, Kodak, Konica Minolta, and Xerox. We also actively participate in the PODi standards development group, which has written and released a PPML standard harmonizing the ten vendor-specific proprietary protocols currently used to drive digital presses at high speed into one open standard supporting PostScript and PDF. Our publishing software, since its inception, has sought to drive all brands of digital printers. With strong input from the Company, PPML has been adopted as a standard across the industry, and we continue to play a leading role in this standardization program. In February 2007 Pageflex was the industry’s first PPML producer to receive PPML Certification from PODi.

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

We promote our products through (1) attendance and exhibition at major industry trade shows, (2) participation in tradeshow booths and sales events sponsored by our strategic partners for our browsing and publishing technologies, (3) participation in several standards committees, (4) PR efforts to secure editorial coverage in industry and business publications, web sites, and blogs (5) advertising in industry publications and on related websites, (6) engaging in direct marketing activities including print, email and web marketing campaigns, (7) sponsorship and delivery of webinars (8) our various websites including, www.bitstream.com, www.myfonts.com, and www.pageflex.com, www.mymms.info, and (9) through search engine optimization of websites.

The principal objectives of our marketing strategy for fonts and font technology are to continue to increase sales to OEMs and ISVs, who integrate Bitstream font technology software into their products, and to continue to increase sales of our fonts to retail and corporate customers. OEM and ISV agreements to which we are a party range from a license for a small group of typefaces to agreements for an entire spectrum of font products and/or technologies that can be incorporated into the customer’s hardware or software products. The principal objective of our marketing strategy for our mobile browsing technologies is to expand awareness of these technologies while generating new business relationships with major mobile operators and device manufacturers. The principal objective of our marketing strategy for our publishing technologies is to continue to expand awareness of our on-demand marketing software products among web-to-print providers, digital service and print providers, corporate marketing departments, design firms, advertising agencies, direct mail houses, and other corporations and end users, as well as to encourage existing customers to make additional investments in Pageflex products and services. Marketing activities for our e-commerce initiative have been focused on recruiting font foundries to include their products on our MyFonts.com site, making web users aware of MyFonts.com and attracting them to the website. Marketing activities to increase awareness on the part of potential font buyers consist of efforts aimed at building web links from search engines and other Internet sites, as well as referrals.

Since 2004, we have sent regular newsletters to our e-commerce subscriber base including, a monthly “Rising Stars” newsletter featuring top-selling fonts and a monthly “Creative Characters” newsletter featuring an interview with a font designer. In addition, new foundries are featured shortly after joining MyFonts on the MyFonts blog. We plan to continue these marketing efforts in the future and, as new opportunities arise, we intend to evaluate other marketing approaches.

CUSTOMERS

We license our font and font technology products to a variety of OEM and ISV customers worldwide. We also sell custom and other typeface products directly to corporate customers and individual end users through various means including sales to consumers worldwide through our e-commerce website. We license our mobile browsing technologies to mobile operators, device manufacturers, corporations and end users, as appropriate. We license our publishing products directly to web-to-print providers, print service providers, marketing services companies, advertising agencies, major corporations and end users, and indirectly through resellers and strategic partners. We intend to continue to broaden our customer base through increased marketing efforts, by developing relationships with systems integrators, OEMs, and partners, and by introducing new product offerings and third party integrations that expand the use of our products and the markets which they serve.

No customer accounted for 10% or more of our revenue for any of the years ended December 31, 2008, 2007, or 2006. From time to time, product sales to a specific customer during a fiscal quarter may constitute more than 10% of our revenue for such quarter and a single customer may be responsible for 10% or more of our accounts receivable balance at any point in time. At December 31, 2008, two customers accounted for 17% and 11% of our accounts receivable, respectively, and at December 31, 2007, two customers accounted for 16% and 14% of our accounts receivable, respectively. We have broadened and intend to continue to broaden our customer base through expanded product offerings and increased marketing efforts. Revenue by geographic area is included in Footnote 9 in the Notes to the Consolidated Financial Statements enclosed herewith.

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

During 2008, our research and development activities produced the following:

•

Font Fusion 4.5 In April 2008, we released version 4.5 of Font Fusion®, the Company’s font rendering subsystem. Bitstream’s Font Fusion is a font subsystem that has been designed to allow developers to render high-quality characters in almost any format, at almost any resolution, on almost any device. It is designed to support embedded systems, mobile handsets, printers, operating systems, software applications, low-resolution screen devices, high-definition television screens (HDTVs), set-top boxes, personal digital assistants (PDAs), and other embedded systems. The product has been optimized for small, resource-constrained embedded systems, such as mobile handsets. Version 4.5 of Font Fusion includes new features designed to extend the product’s functionality, including support for 32-bit Unicode for interpreting large font files such as CJK with extended CMAPPs for 32-bit Unicode values, SmartScale dynamic character scaling, glow text filter, additional support for common Windows bitmap font format FNT/FON, and additional support for CID keyed fonts.

•

Bitstream Panorama 4.5. In April 2008, in concert with the release of Font Fusion 4.5, we released version 4.5 of our global text composition engine, which features the ability to layout, position, substitute, and render characters in worldwide languages, including complex script languages. This release includes several significant new features designed to simplify complex text composition including range based font mapping for fonts based on Unicode ranges, style-based font mapping, alpha channel support in LCD mode, 32-bit Unicode support, SpaceWrap feature that wraps any spaces that are before a character in a new line, and termination style support that enables ellipses termination.

•

Font Fusion BREW Edition. In May 2008, we introduced a BREW version of our Font Fusion font rendering subsystem, offering lossless font compression and best-of-breed rendering speeds to the hundreds of devices on the BREW platform.

•

Bitstream Panorama BREW Edition. In May 2008, we introduced a BREW version of our Bitstream Panorama global text composition engine, enabling developers to draw strings of characters and layout complex lines of text on the hundreds of devices on the BREW platform.

•

ThunderHawk BREW Edition. In May 2008, we introduced a BREW version of our ThunderHawk Client/Server browsing technology. Based on our C++ SDK, this release enables ThunderHawk to be ported directly to the hundreds of mobile devices on the BREW platform.

•	WhatTheFont iPhone app allows iPhone users to take a photo of lettering and immediately get the font identified using WhatTheFont.

•

Pageflex 6.0/6.1. In the first quarter of 2008, we released Pageflex 6.0 and then in May 2008 released additional functionality with Pageflex 6.1. Collectively these releases brought enhancements to all server-based Pageflex products. The primary focus of these releases was to introduce to the market Pageflex Campaign Manager, a comprehensive solution for producing, managing, and tracking multi-touch marketing campaigns. Pageflex Campaign Manager gives marketers an easy and robust way to track and analyze all aspects of their campaigns, providing them with the critical information needed to evaluate the return on their marketing investment. The tracking capabilities provide marketers an accurate, detailed account of the effectiveness of each tool used in a comprehensive campaign, such as email, personalized URLs and landing pages, and direct mail. A simple, menu-driven interface allows users to define each step of the campaign. A customizable online tracking dashboard then specifically measures their effectiveness in real time, through display of both numeric and graphical representations of the quantifiable results. In addition, Pageflex 6.0 introduced an Adobe Flash-based version of our award-winning online design and editing application (also called .EDIT or Free Edit in Pageflex Storefront) with DHTML controls, enhancing our capabilities for providing interactive online document editing. With Pageflex 6.1 came support for Microsoft Windows Vista in Pageflex Studio (the desktop application used to create document templates and projects for use by all Pageflex products). Pageflex 6.1 also brought improved handling of large databases in Pageflex Storefront.

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

•

Pageflex Product Integrations. Integrations of third party products with our Pageflex product line continue to provide additional functionality to our customers’ applications. In 2008, we completed a number of third party integrations that include:

•	Enhanced existing Pageflex Storefront integration with AccuData to add support for six additional data lists.

•

Integration with the Avanti Graphic Arts Management System to provide streamlined job data transfer from online document customization and ordering in Pageflex Storefront through to the print production environment for printing, finishing and shipment.

•	Integration with the Canadian Postal Service Householder data list enabling Pageflex Storefront users to query, purchase, and use data lists from within the application.

•

Integration of all Pageflex products with DirectSmile Online to gain process improvements. This integration benefits customers that have a Pageflex document with multiple DirectSmile images where rendering speed is a priority.

•

Integration of Pageflex Storefront with DuoShare’s address verification and sorting (NCOA/CASS) service. DuoShare also makes the necessary postal paperwork for obtaining discounted rates available for download from the Storefront Administrator interface.

•	Integration with Enterprise Print Management Solutions (EPMS) to communicate production information seamlessly with Pageflex Storefront.

•

Integration of Pageflex Storefront and Heidelberg Prinect in support of customers with hybrid workflow in which Web-to-print drives automated production of versioned offset runs, in addition to personalized digital print. This integration utilizes the industry standards JDF, JMF, and PDF.

•	Integration of Pageflex Storefront with HP SmartStream Production Pro Server to seamlessly transfer job order information between the two systems via JDF.

•	Extended Pageflex Storefront to allow end user credit card payment via the Network Merchants Inc. Gateway Services, which supports USD (United States Dollar) currency.

•	Extended Pageflex Storefront to allow end user credit card payment via the Protx Payment Gateway, which supports GBP (British Pounds Sterling) currency.

•

Integration of Pageflex Storefront with Xerox FreeFlow Process Manager MAX to provide an automated process from work order submission through print submission (i.e. no operator involvement). After testing and validation by Xerox, Pageflex Storefront has been designated “Optimized for Xerox FreeFlow®.”

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

Our ThunderHawk browsing technology competes with the browsing solutions offered by a wide variety of companies, including large software companies and small companies focused solely on the mobile browsing market. Our mobile browser competitors include Opera Software ASA, Access Co., Ltd., SkyFire Labs, Inc. and Novarra Inc. ThunderHawk compares favorably against these competitors primarily because of its ease-of-use, ability to access a wide variety of websites and the browser’s client/server technology, which provides many advantages, the most important being user experience, speed and security. The client/server architecture also gives ThunderHawk a high degree of compliance with open HTML standards, making fast and full-featured mobile web browsing possible

Our publishing software competes with offerings of end-to-end solutions and integration services that include on-demand publishing tools. These solutions in turn compete with solutions created by our customers. Pageflex Server and Pageflex Storefront are server-based enterprise applications targeted at the customized print or web-to-print segment of the on-demand publishing market, while Persona Cross Media Suite is a desktop product for database-driven print and HTML email production. Rapid technological developments and frequent product introductions characterize this market. Competitive solutions also include VDP and Web-to-print products bundled with digital presses, or integrated with print-shop management systems in the print provider market. In the corporate market, competitive solutions include those integrated with marketing campaign management, email marketing, and CRM strategies. Participants in this market compete based on functionality, price, service, customizability, and interoperability with other e-publishing solutions and components. These competitors include MindFire, Objectif Lune, PressSense, Printable, and XMPie (a business-unit of Xerox Corporation). Recently this market has seen some consolidation with major digital press vendors adding software solutions to their product portfolios. This is a trend that may continue and change our competitive landscape. In addition, we may face new competition from emerging products and technologies. We believe our publishing products compete favorably based on rich feature sets, ease of use, long-term cost of ownership, stability, scalability, and customer satisfaction.

We believe that the principal competitive factors affecting all of our products include product features and functionalities—such as scalability, ease of integration, ease of implementation, ease of use, quality, performance, price, customer service and support—and effectiveness of sales and marketing efforts. Although we believe that we currently compete effectively with respect to such factors, there can be no assurance that we will be able to maintain our competitive position against current and potential competitors. See “Risk Factors-If we are unable to successfully compete in our markets, our financial results will be negatively affected”.

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

Our policy is to apply for U.S. patents and seek copyright registration for our technology and seek trademark registration of our marks from time to time when management determines that it is competitively advantageous and cost effective to do so. We have been granted ten patents by the United States Patent and Trademark Office, three for certain aspects or applications of the Company’s TrueDoc technology, one for our DocLock technology, one for our Font Fusion technology, one for our Pageflex technology, three for our ThunderHawk technology and one for our technology behind our MyFonts.com website. Furthermore, multiple U.S., PCT, EPO, and Japanese applications are in process for some of the Company’s newer technologies. Bitstream®, Font Fusion®, TrueDoc®, T2K®, MyFonts®, Pageflex®, and Cyberbit® are federally registered trademarks of the Company. All other trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

EMPLOYEES

As of March 17, 2009, the Company employed 96 people, including 22 in sales and marketing, 21 in customer support and consulting, 40 in research and development, and 13 in general and administrative functions. Of our 96 employees, 93 are full-time and 3 are part-time, and 21 of the full time employees are based in our office in India. We also retain consultants from time to time to assist us with particular projects. We believe that our future success will depend in part on our ability to attract, motivate and retain highly qualified personnel. None of our employees is represented by a labor union and we have not experienced any work stoppages. We consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers and their ages as of March 17, 2009 are as follows:

Name	Age	Position
Anna M. Chagnon	42	President and Chief Executive Officer
John S. Collins	69	Vice President and Chief Technology Officer
James P. Dore	50	Vice President and Chief Financial Officer
Sampo Kaasila	48	Vice President, Research and Development
Costas Kitsos	48	Vice President of Engineering

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

Sampo Kaasila has served as Vice President, Research and Development, of the Company since November 2001. Mr. Kaasila serves as the principal architect of the Company’s font technology and mobile browsing products. From November 1998, when Mr. Kaasila joined Bitstream upon the acquisition of Type Solutions, Inc., to November 2001, he served as Director of Research and Development, Type Solutions. From August 1989 to November 1998, he was a founder and President of Type Solutions, Inc., a leading developer of font technologies including T2K™, a font renderer which provides an object oriented design, advanced architecture and algorithms, and a clean API resulting in maximum reliability, performance, and easy integration. From August 1987 to August 1989, Mr. Kaasila worked at Apple Computer Inc. where he was the lead engineer and inventor of the True Type technology now part of every MacIntosh and Windows PC. Mr. Kaasila holds a Masters degree in Electrical Engineering from the Royal Institute of Technology in Stockholm, Sweden where he graduated first in his class in January 1983.

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

Risks related to our international sales. Sales to customers outside the United States represented 17.0% of our revenue for the twelve months ended December 31, 2008. This revenue does not include revenue derived from products sold into the international market by our domestic OEM and ISV customers or foreign purchases downloaded from MyFonts.com. We expect that our international business will continue to account for a significant portion of our future revenue. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore less competitive in foreign markets. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, potentially adverse tax consequences, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on our future revenue and our results of operations. In addition, our European business is significant and has historically been negatively affected during our fiscal quarter ending September 30 due to the summer closing or slowdown of several European customers.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties

Bitstream’s corporate headquarters are located in Cambridge, Massachusetts where we currently lease approximately 18,000 square feet under an operating lease that commenced in September 2003 and expires in August 2009. The minimum annual base rent including operating expenses, property taxes and assessments was approximately $424,000 for the first two years with the first six months abated, was $464,000 for years three and four, and is $482,000 for years five and six. Since our current lease expires in August 2009, we are currently evaluating various alternatives with respect to the location of our corporate headquarters. Several suitable sites are available to us on commercially reasonable terms.

We also lease a small engineering office in Plaistow, New Hampshire for approximately $1,000 per month on a month to month basis.

During 2008 we entered into a 33 month lease for approximately 8,600 square feet of office space near Nodia, India which houses the employees of our newly formed India subsidiary. The lease commenced in May 2008 and expires January 2011 with an option to renew for another 27 months commencing in February 2011 and ending in April 2013. The minimum base rent including service tax is approximately $4,000 per month for the first 33 months of the lease.

We believe our facilities are adequate for our current needs. As the Company continues to grow, additional space may be required. We believe that suitable additional space, if needed, will be available to us on commercially reasonable terms.

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

From time to time, in addition to the infringement case identified above, we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of December 31, 2008 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

ITEM 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

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

The following table sets forth the high and low closing sale prices for our Class A Common Stock as reported on the NASDAQ Capital Market for the periods indicated.

	2008		2007
	High	Low	High	Low
First Quarter	$6.46	$4.78	$12.020	$6.640
Second Quarter	$6.96	$5.38	$9.120	$6.870
Third Quarter	$6.44	$4.67	$7.250	$5.630
Fourth Quarter	$5.48	$3.00	$6.940	$5.110

As of March 17, 2009 our Class A Common Stock was held by approximately 100 holders of record and we believe that our Class A Common Stock was beneficially held by more than 500 holders. There are no issued and outstanding shares of our non-voting Class B Common Stock.

DIVIDENDS

Bitstream has never declared or paid cash dividends on its capital stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends on our capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered securities sold by us during the three years ended December 31, 2008. During the years ended December 31, 2007, 2006, and 2005, Bitstream issued an aggregate of 750,550, 505,539, and 45,002 shares, respectively, of Class A Common Stock in connection with the exercise of vested options and warrants issued under our 1994 Stock Plan, 1996 Stock Plan, 1997 Stock Plan, 2000 Stock Plan and 2006 Incentive Compensation Plan. The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 promulgated thereunder, in that they were issued either pursuant to written compensatory benefits plans or pursuant to a written contract relating to compensation, as provided by Rule 701. In addition, on June 26, 2006, we filed a Registration Statement on Form S-8 under the Securities Act of 1933, as amended, registering up to an aggregate of 2,000,000 shares of our Bitstream Class A Common Stock, par value $0.01 per share, which may be issued pursuant to awards under the Bitstream Inc. 2006 Incentive Compensation Plan. For a discussion of the Company’s equity compensation plans, see Note 7 of the Notes to Consolidated Financial Statements included herein.

EQUITY COMPENSATION PLANS

The information concerning the Company’s equity compensation plans required by this Item is contained in Item 12 of this report.

STOCK REPURCHASE PLAN

We did not repurchase any of our outstanding shares of common stock during the quarter ended December 31, 2008. However, during the year ended December 31, 2007, pursuant to a program authorized by our Board of Directors on December 10, 2007 to repurchase up to $2,500 of our common stock, we repurchased 146 shares at an average of $6.04 per share or approximately $881 under a structured share repurchase agreement with a large financial institution under this program.

On February 12, 2008, we reached our limit set by the December 10, 2007 stock repurchase plan by completing the purchase of approximately 428 shares at an average price of $5.84 per share or approximately $2,500. On March 18, 2008 our Board of Directors authorized a second program to repurchase up to $2,500 of our common stock. On June 16, 2008, we reached our limit set by the second stock repurchase plan by completing the purchase of approximately 415 shares at an average price of $6.02 per share or approximately $2,500.

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

STOCK PERFORMANCE GRAPH

The following graph compares the cumulative 5-year total return provided shareholders on Bitstream Inc.’s common stock relative to the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock and in each of the indexes on 12/31/2003 and its relative performance is tracked through 12/31/2008. The Comparisons shown on the graph below are based on historical data. We caution that the stock performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s Common Stock.

*$100 invested on 12/31/03 in stock & index-including reinvestment of dividends.

Fiscal year ending December 31.

Cumulative Total Return

	12/03	12/04	12/05	12/06	12/07	12/08
Bitstream Inc.	100.00	86.32	122.48	283.39	208.79	149.51
NASDAQ Composite	100.00	110.08	112.88	126.51	138.13	80.47
NASDAQ Computer & Data Processing	100.00	115.62	118.29	133.40	158.91	90.83

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

ITEM 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below as of December 31, 2008 and 2007 and for the three years ended December 31, 2008 have been derived from the Company’s consolidated financial statements, which have been audited by an independent registered public accountant, whose reports thereon are included elsewhere in this report. The selected consolidated financial data presented below as of December 31, 2005 and 2004, and the years then ended, have been derived from, and are qualified by reference to, the Company’s audited financial statements, which are not included in this report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements of the Company and Notes thereto, the section below entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other financial data appearing elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA,

(in thousands, except per share amounts).

	Years Ended December 31,
	2008	2007	2006	2005	2004
Operations:
Revenue	$24,008	$23,618	$20,248	$15,653	$11,632
Income (loss) before provision for income taxes	2,476	4,012	3,217	1,090	(573)
Net income (loss)	2,368	3,991	3,234	1,034	(615)
Net income (loss) per share
Basic	0.25	0.41	0.36	0.12	(0.07)
Diluted	0.23	0.36	0.30	0.11	(0.07)
Financial Position:
Cash and cash equivalents	16,162	16,420	10,542	5,464	4,405
Working capital	14,257	14,514	9,359	4,528	3,331
Total assets	19,901	20,643	14,717	8,835	7,033
Stockholders’ equity	15,492	15,987	10,626	5,701	4,564

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

We recognize revenue under multiple-element arrangements using the residual method when vendor-specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements under the arrangement. We have established sufficient VSOE for the value of our consulting, training, and other services, based on the price charged when these elements are sold separately. VSOE of the fair value of maintenance services may also be determined based on a substantive renewal clause, if any, within a customer contract. Accordingly, software license revenues are recognized under the residual method in arrangements in which software is licensed with maintenance, consulting, training or other services. Our products and the industries in which we compete are not static and the determination of VSOE involves judgment. Management believes that we will continue to be able to use the residual method for recognizing license revenue under multiple-element arrangements. If, for any reason, we are unable to continue to use the residual method, the timing of revenue recognition could be affected and, consequently, the trends that we are currently experiencing.

Our professional services include custom font design, consulting services, development, and training. We recognize professional services revenue under software development contracts as services are provided for per diem contracts or by using the percentage-of-completion method of accounting for long-term fixed price contracts. Provisions for any estimated losses on contracts in progress are made in the period in which such losses become probable. We had no long-term contracts in progress as of December 31, 2008.

We recognize revenue from end user product sales upon delivery of the software to the end user, net of estimated returns and allowances, if collection is probable. We estimate returns and allowances based on historical rates and as of December 31, 2008, we did not have a reserve. Reserves reduce revenue recognized, as necessary, at the time the related revenue is recorded. We periodically adjust estimates for returns based upon historical rates of return. While management believes that it can make reliable estimates, it is possible that these estimates will change in the future or that actual amounts could vary materially from our estimates.

We generally warrant that our products will function substantially in accordance with the documentation provided to customers for 90 days following initial delivery. As of December 31, 2008, we had not incurred any material expense related to warranty claims. We estimate reserves based on historical rates and, accordingly, have not recorded a warranty reserve. While management believes that we can make reliable estimates, it is possible that these estimates will change in the future or that actual amounts could vary materially from our estimates.

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

Impairment of Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tested recorded goodwill for impairment. We have determined that we do not have separate reporting units and thus goodwill is tested for impairment based upon an enterprise wide valuation. We conducted impairment testing as of December 31, 2008 and determined that the fair value of the enterprise was greater than its carrying value. Although none of the goodwill was impaired, there can be no assurance that, upon completion of a future review, a material impairment charge will not be required.

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

OVERVIEW

Bitstream is a software development company focused on bringing unique software products to a wide variety of markets. Our core software products include award-winning fonts and font rendering technologies, mobile browsing technologies and variable data publishing and Web-to-print technologies.

Fonts and font rendering technologies. Bitstream is a leading developer of font technology solutions that enable developers to display high-quality text in almost any language for almost any device or application. We work with partners from around the world to provide complete text composition and font rendering solutions for consumer electronics devices, mobile handsets, set-top boxes, digital TVs, printers, graphics and software applications, and embedded systems. Our solutions include Bitstream Panorama™ for text composition and Font Fusion® for font rendering. Bitstream font technology supports all international languages. With our technology, developers can render any scalable industry-standard and compact font format. Developers rely on Bitstream for complete font solutions, including a certified Simplified Mainland Chinese font, MobileFonts™, the Tiresias Screenfont, the Closed Captioned TV (CCTV) Font Set, the TV Font Pack, delta-hinted screen fonts, and compact stroke-based Asian fonts. Bitstream also delivers high-quality font solutions for developers, ad agencies, graphic designers, desktop publishers, corporations, small businesses, and home office users. Our world-renowned library includes over 1,000 high-quality fonts in OpenType, TrueType, and PostScript Type 1 formats for Windows, Macintosh, Unix, and Linux. We also sell our fonts and fonts from other foundries and designers on MyFonts.com SM, a showcase of the world’s fonts available from one easy-to-use website. MyFonts.com provides the largest collection of fonts ever assembled for on-line delivery, and offers easy ways to find and purchase fonts on-line. MyFonts.com also offers unique typographic resources for research and reference, including WhatTheFont SM, a unique font identifier that accepts image files of fonts uploaded by users, analyzes the images, and then displays the fonts on the MyFonts.com site that most closely match the font shapes captured in the image.

Mobile browsing technologies. ThunderHawk provides a fast, easy to use full HTML desktop-like browsing experience. Built with Bitstream core mobile technology, ThunderHawk offers a feature-rich mobile browsing experience that enables users to find and read information quickly.

ThunderHawk™ Client/Server Technology offers powerful, user-friendly benefits in a small package to mobile operators and device manufacturers. It minimizes resource requirements on the handset and supports a vast range of mass-market and higher end phones, with extremely fast page load speeds and low over-the-air data sizes. When a subscriber uses ThunderHawk to access the Web, the ThunderHawk client residing on the handset communicates with a server cloud. The cloud receives a connection from the client, and requests an HTML Web page from the Internet over a fast data connection. Upon receiving the requested page, a server renders the content on-the-fly and compresses the graphics. A server sends the requested HTML page in a compressed compact transport format to the subscriber’s handset, reducing the data size to approximately one-twenty-third, on small magnification setting, of the size of the page on the desktop. This results in extremely fast loading and display of Website content for a truly superior user experience. The client technology is available as a J2ME client that runs on a majority of the phones currently on the market or as a platform-agnostic C++ SDK, that can be ported to any environment including Windows Mobile, BREW and Symbian OS, enabling a feature-rich, full desktop-style HTML browsing experience on nearly any mobile device.

BOLT, a consumer-facing browser built on ThunderHawk Java Client/Server technology. Offering a browser directly to consumers allows for rapid testing of new features (such as streaming video and RSS support) to improve, and generate interest in, our OEM and mobile operator-facing browsing technologies.

Variable data publishing, Web-to-print, and multi-channel communications technologies. The Pageflex® product line from Bitstream is the technology of choice for web-to-print applications and sophisticated personalized communications based on customer information. We pioneered flexible variable data software in 1997 and have been a technology innovator in the variable output and web-to-print document customization arena ever since. Pageflex provides unparalleled design control with powerful graphic design features created specifically for variable publishing. The platform produces rich, creative, award-winning document designs that look like they were given the individual attention of a graphic designer but were, in reality, created on-the-fly with Pageflex variable publishing technology. Printer service providers, marketing service providers, corporate marketers, and publishers use Pageflex products to ensure design integrity and brand control while empowering local users to customize and personalize print collateral, email campaigns, and 1-to-1 marketing Web sites. Pageflex Persona™ is desktop software that produces personalized print and email documents using data from a database. Pageflex Storefront is a turnkey solution for producing web portals for document customization and online purchasing of print documents. Pageflex Server provides an enterprise solution for high-volume document customization driven by a database or requests from a web site. Pageflex Campaign Manager lets companies develop personal conversations with their customers in print, email, and online. Pageflex products enable companies worldwide to streamline their document production processes, communicate more personally with their customers, and control their brand and market messaging while enabling their remote employees, franchises, and consumers to use a self-serve model to order customized communications.

RESULTS OF OPERATIONS

The following table sets forth the percentage of revenue represented by certain items reflected in the Company’s Statements of Operations Data for the periods presented:

	Years Ended December 31,
	2008	2007	2006
Revenue
Software licenses	78.6%	81.4%	83.5%
Services	21.4	18.6	16.5

Total revenue	100.0	100.0	100.0
Cost of revenue
Software licenses	29.3	29.4	29.7
Services	10.0	7.9	7.7

Total cost of revenue	39.3	37.3	37.4

Gross profit	60.7	62.7	62.6

Operating expenses:
Marketing and selling	18.3	16.7	17.0
Research and development	21.6	20.1	21.7
General and administrative	11.3	11.4	11.6

Total operating expenses	51.2	48.2	50.3

Operating income	9.5	14.6	12.3
Interest and other income, net	0.7	2.4	1.3
Legal fee reimbursement	—	—	2.3

Provision for (benefit from) income taxes	0.4	0.1	(0.1)

Net income (loss)	9.8%	16.9%	16.0%

YEAR ENDED DECEMBER 31, 2008 COMPARED TO YEAR ENDED DECEMBER 31, 2007

(in thousands, except percent amounts)

Gross Profit:

	Years Ended December 31,
	2008	% of Revenue	2007	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$18,868	78.6%	$19,229	81.4%	$(361)	(1.9)%
Services	5,140	21.4	4,389	18.6	751	17.1

Total revenue	24,008	100.0	23,618	100.0	390	1.7
Cost of Revenue
Software licenses	7,018	37.2	6,939	36.1	79	1.1
Services	2,408	46.8	1,863	42.4	545	29.3

Total cost of revenue	9,426	39.3	8,802	37.3	624	7.1

Gross Profit	$14,582	60.7%	$14,816	62.7%	$(234)	(1.6)%

The decrease in revenue from software licenses for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was attributable to decreases in licenses from our publishing products, partially offset by increases in our font and font technology products. License revenue from direct sales, which includes e-commerce sales, decreased $530, or 4.1% to $12,527 for the year ended December 31, 2008 as compared to $13,057 for the year ended December 31, 2007. License revenue from resellers decreased $197, or 13.4% to $1,278 for the year ended December 31, 2008, as compared to $1,475 for the year ended December 31, 2007. License revenue from OEMs and ISVs increased $366, or 7.8% to $5,063 for the year ended December 31, 2008, as compared to $4,697 for the year ended December 31, 2007. The net decrease in direct and reseller revenue was due to decreases in the volume and variety of fonts and publishing products licensed throughout 2008. The increase in OEM and ISV revenue was due to an increase in new licenses, as well as license renewals and royalties received under existing license agreements because of increases in reported unit shipments by certain OEM customers. We are affected by the global economic downturn, as are our customers including various OEMs and ISVs who report product royalties on shipments of their products, and we are not able to determine at this time how these economic concerns will impact our license revenue during 2009.

The increase in revenue from services was primarily due to increases in maintenance and support contracts associated with our publishing and font technology product lines. Service revenue from direct sales increased $550, or 16.6%, to $3,867 for the year ended December 31, 2008 as compared to $3,317 for the year ended December 31, 2007. Service revenue from resellers increased $159, or 24.3%, to $812 for the year ended December 31, 2008 as compared to $653 for the year ended December 31, 2007. Service revenue from OEMs and ISVs increased $42, or 10.0%, to $461 for the year ended December 31, 2008 as compared to $419 for the year ended December 31, 2007. These services vary with the requirements of customers for custom design and development for our embedded products. The increase in service revenue for the year ended December 31, 2008 of $751, or 17.1% as compared to the year ended December 31, 2007 was primarily driven by increases in our customer base and the number of customers contracting for support services. We are affected by the global economic downturn and we are not able to determine at this time how these economic concerns will impact our service revenue during 2009.

We recognize license revenue from direct sales and licensing agreements of our products and products from third parties including e-commerce sales made via our websites, licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of mobile browsing products, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the years ended December 31, 2008 and 2007 was $55 and $31, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The increase in cost of license revenue for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was primarily due to increased direct costs, including royalty and credit card processing expenses of $75, or 1.1%, to $6,798 for the year ended December 31, 2008 as compared to $6,723 for the year ended December 31, 2007, from increased sales of third party products including e-commerce sales. We expect the cost of licenses as a percentage of sales for 2009 will approximate that of 2008, though the quarterly results may vary based upon the mix of products sold during any particular quarter.

The increases in cost of services revenue for the year ended December 31, 2008, as compared to the year ended December 31, 2007 was primarily due to a $563 increase in costs attributable to customer consulting resources and support personnel and an increase of $79 in facilities and equipment expenses, including depreciation, partially offset by an increase in the internal allocation of resources charged to research and development projects of $97 for the year ended December 31, 2008. We expect the cost of services for 2009 to approximate the amount of 2008 costs.

Cost of revenue includes royalties and fees paid to third parties for the development of, or license of rights to, technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of products. These costs include depreciation and amortization.

Operating Expenses:

	Years Ended December 31,
	2008	% of Revenue	2007	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$4,389	18.3%	$3,949	16.7%	$440	11.1%
Research and development	5,181	21.6	4,739	20.1	442	9.3
General and administrative	2,713	11.3	2,686	11.4	27	1.0

Total operating expenses	$12,283	51.2%	$11,374	48.2%	$909	8.0%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The increase in M&S expense was the result of a $122, or 4% increase in employee related expenses including salaries, benefits and travel due to an increase in headcount during the year ended December 31, 2008 as compared to the year ended December 31, 2007, a $189, or 37% increase in advertising and marketing activities due to the increase in tradeshow participation during 2008, and a $129 or 54% increase in professional marketing services and consulting costs. We expect that our M&S expense will approximate that of 2008 for the year ended December 31, 2009.

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expense for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was primarily the result of an increase in personnel salary and benefit costs and the use of third-party developers totaling $231, a $114 increase in facilities and equipment costs and depreciation expense during the year ended December 31, 2008, plus an increase in the utilization of customer support and consulting personnel on internal R&D projects of $97. We expect our development efforts and R&D expense to continue at a similar level during 2009.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The increase in G&A for the year ended December 31, 2008 as compared to the year ended December 31, 2007 was primarily the result of an increase in directors’ fees of $58 including an $18 increase in non-cash stock option compensation expense, an increase in legal expenses of $43, an increase in facilities and equipment costs including depreciation, repairs, and maintenance expenses of $39. These increases were partially offset by a decrease of $44 in professional services expenses including those related to Sarbanes-Oxley 404 internal controls documentation and testing and a decrease in bad debt expense of $74. We expect our G&A expense to continue at a similar level during 2009.

Interest and other income, net;

	Years Ended December 31,
	2008	% of Revenue	2007	% of Revenue	Change
					Dollars	Percent
Interest and other income, net	$177	0.7%	$570	2.4%	$(393)	(68.9)%

Total Other Income	$177	0.7%	$570	2.4%	$(393)	(68.9)%

Interest and other income includes interest income earned on cash and money market instruments net of interest expense. Interest income has decreased due to decreases in both the amount of cash and cash equivalents invested in money market instruments and the rate of interest being earned on those balances.

Provision for income taxes:

	Years Ended December 31,
	2008	% of Revenue	2007	% of Revenue	Change
					Dollars	Percent
Provision for (benefit from) income taxes	$108	0.4%	$21	0.1%	$87	414.3%

The tax provision for the year ended December 31, 2008 consisted of $83 of foreign withholding taxes, $13 of state income tax, and $12 of India income tax. The Company’s tax provision for the year ended December 31, 2007 consisted of $21 of foreign withholding taxes. Foreign taxes vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States, including Korea and Poland.

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

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The increase in M&S expense was the result of a $327, or 15% increase in salaries and benefits due to an increase in headcount and commissions due to the increase in commissionable sales for the year ended December 31, 2007 as compared to the year ended December 31, 2006, a $68, or 15% increase in advertising and marketing activities including tradeshow participation during 2007, and a $116 or 95% increase in sales and marketing outside professional services and consulting costs.

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

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The increase in G&A for the year ended December 31, 2007 as compared to the year ended December 31, 2006 was primarily the result of an increase in salaries and benefits of $94, including $45 in non-cash stock option compensation expense; an increase of $157 in professional services expenses related to Sarbanes-Oxley 404 internal controls documentation and testing; and an increase in directors’ fees from non-cash stock option compensation expense of $32.

Other income and (expense), net;

	Years Ended December 31,
	2007	% of Revenue	2006	% of Revenue	Change
					Dollars	Percent
Legal fee reimbursement	$—	—%	$464	2.3%	$(464)	(100.0)%
Interest and other income, net	570	2.4	267	1.3	303	113.5

Total Other Income	$570	2.4%	$731	3.6%	$(161)	(22.0)%

Other income includes interest income earned on cash and money market instruments net of interest expense. Interest income increased due to increases in both the amount of cash and cash equivalents invested in money market instruments and the rate of interest being earned on those balances. The legal fee reimbursement resulted from the May 17, 2006 award by the U.S. District Court for the Northern District of Illinois in connection with the TrueDoc lawsuit of approximately $464. Monotype Imaging, Inc. and International Typeface Corporation agreed to pay the full amount of the award and dismiss their appeal if we agreed not to appeal the Court’s award set forth in the Court’s May 17, 2006 Order. We accepted the proposal, received full payment and the case was terminated.

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

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

We have funded our operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of December 31, 2008, we had net working capital of $14,257 versus $14,514 at December 31, 2007, a decrease of 1.8%.

Our operations generated $3,515 in cash during the year ended December 31, 2008 primarily due to our net income of $2,368, plus non-cash expenses for stock based compensation, depreciation and amortization of $1,045. Our operations generated $5,477 in cash during the year ended December 31, 2007 primarily due to our net income of $3,991, non-cash expenses for stock based compensation, depreciation and amortization of $822. Changes in operating assets and liabilities increased net cash by $102 and $664 for the years ended December 31, 2008 and 2007, respectively.

Our investing activities used cash of $210 and $456 for the years ended December 31, 2008 and 2007, respectively. Additions of property and equipment and intangible assets used $210 and $456 in cash for the years ended December 31, 2008 and 2007, respectively.

Our financing activities used cash of $3,551 for the year ended December 31, 2008 due to $4,118 used to purchase treasury stock, partially offset by $567 generated from the exercise of stock options. Our financing activities provided cash of $857 for the year ended December 31, 2007 due to $1,738 generated from the exercise of stock options, partially offset by $881 used to purchase treasury stock.

Our cash balance also decreased by $12 from the effect of foreign currency exchange rates applied to the balances and activities of our subsidiary, Bitstream India Pvt. Ltd, whose functional currency is the Indian Rupee.

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

During 2008 we entered into a 33 month lease for approximately 8,600 square feet of office space near Nodia, India which houses the employees of our India subsidiary. The lease commenced in May 2008 and expires January 2011 with an option to renew for an additional 27 months commencing in February 2011 and ending in April 2013. The minimum base rent, including service tax, is approximately $4 per month for the first 33 months.

From time to time, we evaluate potential acquisitions of products, businesses and technologies that may complement or expand our business. If we were to pursue any such transaction, we may use a portion of our working capital or raise funding for such activities through the issuance of equity or debt securities.

The future minimum annual lease payments, as of December 31, 2008, under our leased facilities are as follows:

	Total	2009	2010	2011
Operating Leases	$419	$366	$49	4

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of license revenue on our consolidated Statement of Operations, was approximately $6,007, $6,021, and $5,188; for the years ended December 31, 2008, 2007, and 2006, respectively.

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

Stock Repurchase Plan

On December 10, 2007 our Board of Directors authorized a program to repurchase up to $2,500 of our common stock. During the year ended December 31, 2007, we repurchased 146 shares at an average of $6.04 per share or approximately $881 under a structured share repurchase agreement with a large financial institution under this program. On February 12, 2008, we reached our limit set by the December 10, 2007 stock repurchase plan by completing the purchase of approximately 428 shares at an average price of $5.84 per share or approximately $2,500. On March 18, 2008 our Board of Directors authorized a second program to repurchase up to $2,500 of our common stock. On June 16, 2008, we reached our limit set by the second stock repurchase plan by completing the purchase of approximately 415 shares at an average price of $6.02 per share or approximately $2,500.

We intend, from time to time, as business conditions warrant, to purchase stock in the open market or through private transactions and may enter into structured stock repurchase agreements with third parties. Purchases may be increased, decreased or discontinued at any time without prior notice. Any repurchase program is subject to certain repurchase conditions, including daily volume limitations, as provided under the applicable SEC safe harbor rules.

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

On January 1, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement is a fair value option for financial assets and financial liabilities and includes an amendment of FAS Statement No. 115 which covers accounting for certain investments in debt and equity securities. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar type assets and liabilities. SFAS 159 requires statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of its balance sheet. We have not elected the fair value option for any items on our balance sheet.

On January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for our financial assets and liabilities. In accordance with the provisions of FSP FAS 157-2, we deferred the implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities, except those that are disclosed at fair value in the financial statements on a recurring basis until January 1, 2009. We are currently evaluating the impact this deferral of FSP 157-2 will have on our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS,

AND DERIVATIVE COMMODITY INSTRUMENTS

As of December 31, 2008, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments are short-term money market accounts and bank deposits that are carried on our books at fair market value. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

PRIMARY MARKET RISK EXPOSURES

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries, Bitstream, B.V. and Bitstream India Private Limited, are conducted almost exclusively in local currencies. Bitstream, B.V. is currently inactive. Bitstream India Private Limited is translated into U.S. dollars and consolidated for reporting purposes. Currently, we do not engage in foreign currency hedging activities.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, together with related pronouncements issued by both the Public Company Accounting Oversight Board and the U.S. Securities and Exchange Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting.

There was no change in the internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this report in that the Company will file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 14, 2009 that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 14, 2009.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information concerning the executive officers of the Company required by this Item is contained in the section entitled “Executive Officers of the Registrant” in Item 1, Part I of this report. The information required by this Item concerning directors is incorporated herein by reference to the information appearing in the section entitled “Nominees for Directors” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 14, 2009, and which will be filed with the SEC on or before April 30, 2009.

The information with respect to any delinquent filings of reports pursuant to Section 16(a) of the Exchange Act is incorporated herein by reference to the information appearing in the section entitled “Principal and Management Stockholders—Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 14, 2009.

We have adopted a code of business conduct and ethics, entitled Bitstream Code of Business Conduct and Ethics, which applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. A copy of our code of business conduct and ethics is available on our website at www.bitstream.com. We intend to satisfy the SEC’s disclosure requirements regarding amendments or waivers of the code of business conduct and ethics by posting such information at www.bitstream.com.

There have been no changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

The information with respect to audit committee financial expert and identification of the audit committee of the Board of Directors required by this Item is incorporated herein by reference to the information appearing in the section entitled “Corporate Governance” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 14, 2009.

ITEM 11. Executive Compensation

Information required by this Item is incorporated herein by reference to the information appearing in the section entitled “Executive Compensation” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 14, 2009.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item, other than the following table, is incorporated herein by reference to the information appearing in the section entitled “Principal and Management Stockholders” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 14, 2009.

The following table presents information regarding the Company’s equity compensation plans at December 31, 2008:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS, AND THE VESTING OF RESTRICTED STOCK AWARDS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS AND WARRANTS, AND THE VESTING OF RESTRICTED STOCK AWARDS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS
Equity compensation plans approved by shareholders(1)	1,734,602	$3.454	1,507,826
Equity compensation plans not approved by shareholders	—	$—	—

TOTAL	1,734,602	$3.454	1,507,826

(1)	Includes options and warrants granted to purchase shares of Bitstream Inc. Class A Common Stock, as well, as restricted stock awards. Additional data may be found in Note 7 in the Notes to Consolidated Financial Statements included herewith.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item, if any, is incorporated herein by reference to the information appearing in the sections entitled “Certain Relationships and Related Transactions” and “PROPOSAL No. 1-ELECTION OF DIRECTORS” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 14, 2009.

ITEM 14. Principal Accounting Fees and Services

Consistent with Section 10A(i)(2) of the Exchange Act as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services pre-approved in the fourth quarter of 2008 by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor. All audit related and non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. During the three months ended December 31, 2008, the audit committee approved the following amounts for services:

The information required by this Item with respect to fees billed by the Company’s principal accountants is incorporated herein by reference to the information appearing in the section entitled “Principal Accounting Fees and Services” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 14, 2009.

Part IV

ITEM 15. Exhibits, Financial Statements, and Reports on Form 8-K

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

Exhibit No.	Description
3.1.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.2.1	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

3.2.2	Bylaw Amendments adopted by the Board of Directors of the Company on November 6, 1998 (incorporated by reference to Exhibit 2 to the Company’s current report on Form 8-K filed on November 16, 1998).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

4.2	Rights Agreement dated as of November 12, 1998, between the Company and BankBoston N.A., as rights agent, which includes: as Exhibit A thereto, the form of Certificate of Designation of Series A Junior Participating, Preferred Stock of the Company; as Exhibit B thereto, the Form of Right Certificate; and as Exhibit C thereto, the summary of Rights to Purchase Preferred Shares. (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed on November 16, 1998).

10.1	Agreement and Plan of Recapitalization dated October 28, 1994 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

Exhibit No.	Description
10.2	Form of Indemnification Agreement between the Company, its directors and certain of its officers (incorporated by reference to Exhibit 10.9 to Pre-effective Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on October 15, 1996).

10.3	Agreement and Plan of Merger dated as of March 27, 1997 among the Company, Archetype Acquisition Corporation and Archetype, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.4	1997 Stock Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.5	Asset Purchase Agreement among the Company, Archetype, Inc., Inso Corporation and Inso Providence Corporation dated August 28, 1998 (incorporated by reference to Exhibit 99(a) to the Company’s Form 8-K filed on September 14, 1998).

10.6	Bitstream, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.7	Pageflex, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.8	MyFonts.com, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.9	Lease between MA-RIVERVIEW/245 FIRST STREET, LLC and the Company dated July 31, 2003 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003).

10.10	Stock Purchase Agreement between Extensis, Inc., DiamondSoft, Inc, Brian Berson, and Bitstream, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2003).

10.11	Bitstream, Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s 2006 Proxy Statement for the June 1, 2006 Annual Meeting filed April 26, 2006).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10K for the year ended December 31, 2007).

*23.1	Consent of PricewaterhouseCoopers LLP

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

*32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Cambridge, Commonwealth of Massachusetts on this 31st day of March, 2009.

BITSTREAM INC.

By:	/S/ ANNA M. CHAGNON
Anna M. Chagnon
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ANNA M. CHAGNON Anna M. Chagnon	President, Chief Executive Officer, and Director	March 31, 2009

/S/ JAMES P. DORE James P. Dore	Vice President and Principal Financial and Accounting Officer	March 31, 2009

/S/ CHARLES YING Charles Ying	Chairman of the Board, and Director	March 31, 2009

/S/ AMOS KAMINSKI Amos Kaminski	Director	March 31, 2009

/S/ DAVID G. LUBRANO David G. Lubrano	Director	March 31, 2009

/S/ GEORGE B. BEITZEL George B. Beitzel	Director	March 31, 2009

BITSTREAM INC. AND SUBSIDIARIES

BITSTREAM INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bitstream Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Bitstream Inc. and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for, and discloses, uncertain tax positions.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 31, 2009

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$16,162	$16,420
Accounts receivable, net of allowance of $32 and $65 at December 31, 2008 and 2007, respectively	1,827	2,245
Short-term investments, prepaid expenses and other current assets	527	465
Restricted cash	150	—

Total current assets	18,666	19,130

Property and equipment, net	427	569

Other long-term assets:
Restricted cash	—	150
Goodwill	727	727
Intangible assets, net	81	67

Total other assets	808	944

Total assets	$19,901	$20,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$832	$1,137
Accrued payroll and other compensation	1,057	1,232
Other accrued expenses	583	527
Deferred revenue	1,937	1,720

Total current liabilities	4,409	4,616

Deferred rent	—	40

Total liabilities	4,409	4,656

Commitments and contingencies (Note 5)
Stockholders’ equity :
Preferred stock, $0.01 par value Authorized—6,000 shares Issued and outstanding—0 at December 31, 2008 and 2007	—	—
Common stock, $0.01 par value Authorized—30,000 shares Class A and 500 shares Class B Class A—Issued 10,116 and 10,066 and outstanding 9,614 and 9,970 at December 31, 2008 and 2007, respectively	101	101
Class B—Issued and outstanding—0 at December 31, 2008 and 2007	—	—
Additional paid-in capital	35,725	36,163
Accumulated deficit	(17,326)	(19,694)
Treasury stock, at cost; 502 and 96 shares at December 31, 2008 and 2007 respectively	(2,989)	(583)
Accumulated other comprehensive loss	(19)	—

Total stockholders’ equity	15,492	15,987

Total liabilities and stockholders’ equity	$19,901	$20,643

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	Years Ended December 31,
	2008	2007	2006
Revenue:
Software licenses	$18,868	$19,229	$16,910
Services	5,140	4,389	3,338

Total revenue	24,008	23,618	20,248
Cost of revenue:
Software licenses	7,018	6,939	6,022
Services	2,408	1,863	1,557

Cost of revenue	9,426	8,802	7,579

Gross profit	14,582	14,816	12,669

Operating expenses:
Marketing and selling	4,389	3,949	3,442
Research and development	5,181	4,739	4,397
General and administrative	2,713	2,686	2,344

Total operating expenses	12,283	11,374	10,183

Operating income	2,299	3,442	2,486

Legal fee reimbursement	—	—	464
Interest and other income, net	177	570	267

Income before provision for income taxes	2,476	4,012	3,217
Provision for (benefit from) income taxes	108	21	(17)

Net income	$2,368	$3,991	$3,234

Basic net income per share	$0.25	$0.41	$0.36

Diluted net income per share	$0.23	$0.36	$0.30

Basic weighted average shares outstanding	9,596	9,824	9,052

Diluted weighted average shares outstanding	10,254	10,975	10,660

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (IN THOUSANDS)

	Common Stock $.01 Par Value		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	$ Amount				Number of Shares	Cost
BALANCE, DECEMBER 31, 2005	8,810	$88	$32,892	$(26,919)	—	126	$(360)	$5,701

Issuance of common stock and reissuance of treasury stock under stock compensation plans	506	5	1,038	—	—	(114)	326	1,369
Stock based compensation expense	—	—	322	—	—	—	—	322
Net income for the year ended December 31, 2006	—	—	—	3,234	—	—	—	3,234

BALANCE, DECEMBER 31, 2006	9,316	$93	$34,252	$(23,685)	$—	12	$(34)	$10,626

Issuance of common stock and reissuance of treasury stock under stock compensation plans	750	8	1,696	—	—	(12)	34	1,738
Issuance of restricted shares	—	—	(298)	—	—	(50)	298	—
Stock based compensation expense	—	—	513	—	—	—	—	513
Purchase of treasury shares	—	—	—	—	—	146	(881)	(881)
Net income for the year ended December 31, 2007	—	—	—	3,991	—	—	—	3,991

BALANCE, DECEMBER 31, 2007	10,066	$101	$36,163	$(19,694)	$—	96	$(583)	$15,987

Issuance of common stock and reissuance of treasury stock under stock compensation plans	50	—	(848)	—	—	(241)	1,415	567
Issuance of restricted shares	—	—	(297)	—	—	(50)	297	—
Stock based compensation expense	—	—	707	—	—	—	—	707
Purchase of treasury shares	—	—	—	—	—	697	(4,118)	(4,118)
Other comprehensive income	—	—	—	—	(19)	—	—	(19)
Net income for the year ended December 31, 2008	—	—	—	2,368	—	—	—	2,368

BALANCE, DECEMBER 31, 2008	10,116	$101	$35,725	$(17,326)	$(19)	502	$(2,989)	$15,492

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,368	$3,991	$3,234
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	707	513	322
Depreciation	301	265	198
Amortization	37	44	58
Changes in operating assets and liabilities:
Accounts receivable	418	104	(686)
Prepaid expenses and other assets	(67)	(5)	(69)
Accounts payable	(304)	250	223
Accrued payroll and other compensation	(175)	(47)	427
Other accrued expenses	53	126	(28)
Deferred revenue ( long and short term)	217	295	340
Deferred rent ( long and short term)	(40)	(59)	(5)

Net cash provided by operating activities	3,515	5,477	4,014

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(159)	(432)	(285)
Additions to intangible assets	(51)	(24)	(20)
Restricted cash ( long and short term)	—	50	—
Short-term investment	—	(50)	—

Net cash used in investing activities	(210)	(456)	(305)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of Treasury Stock	(4,118)	(881)	—
Proceeds from exercise of stock options/warrants	567	1,738	1,369

Net cash provided by financing activities	(3,551)	857	1,369

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS:	(12)	—	—

Net Increase in Cash and Cash Equivalents	(258)	5,878	5,078
Cash and Cash Equivalents, beginning of period	16,420	10,542	5,464

Cash and Cash Equivalents, end of period	$16,162	$16,420	$10,542

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$11	$4	$1
Cash paid for income taxes	$62	$11	$4

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

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We have also experienced net losses in prior years and as of December 31, 2008 have an accumulated deficit of approximately $17 million.

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

(d) Revenue Recognition

We derive revenue from the license of our software products, and from consulting, and support and maintenance services. Primarily, we recognize revenue pursuant to the requirements of AICPA Statement of Position 97-2, “Software Revenue Recognition” and any applicable amendments, when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

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

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and when collection is probable. Revenue related to extended payment programs is recognized when payment becomes due to the Company. End user sales include e-commerce revenue generated from our websites from the licensing of Bitstream fonts, subscription licenses for the ThunderHawk browser, licensing of fonts developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and for the years ended December 31, 2008, 2007, and 2006 was $55, $31, and $22, respectively. There are minimal costs associated with the referral program, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. We expense those costs as incurred.

We recognize revenue under multiple-element arrangements using the residual method when vendor-specific objective evidence of fair value exists for all of the undelivered elements under the arrangement. Under the residual method, the arrangement consideration is first allocated to undelivered elements based on vendor-specific objective evidence of the fair value for each element and the residual amount is allocated to the delivered elements. Arrangement consideration allocated to undelivered elements is deferred and recognized as revenue when the elements are delivered, if all other revenue recognition criteria are met. We have established sufficient vendor-specific objective evidence for the value of our consulting, training, and other services, based on the price charged when these elements are sold separately. VSOE of the fair value of maintenance services may also be determined based on a substantive renewal clause, if any, within a customer contract. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with maintenance, consulting, training or other services.

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

We generally warrant that our products will function substantially in accordance with documentation provided to customers for approximately 90 days following initial delivery. We have not incurred any material expenses related to warranty claims.

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

(f) Stock-Based Compensation

We account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment”. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants, to grants that were outstanding as of the effective date, and to grants that are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service periods using the compensation cost estimated for the SFAS 123 pro forma disclosures.

The adoption of SFAS 123R had a material impact on our consolidated financial position, results of operations and cash flows. See Note 6 for further information regarding our stock-based compensation assumptions and expenses, including pro forma disclosures for 2005 as if we had recorded stock-based compensation expense.

(g) Cash and Cash Equivalents

As of December 31, 2008, cash and cash equivalents included bank deposits and money market instruments. We consider all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and record such investments at cost, which approximates market value.

(h) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following (in thousands):

	December 31,
	2008	2007
Equipment and computer software	$1,999	$1,936
Purchased software	462	456
Furniture and fixtures	375	366
Leasehold improvements	143	143

	2,979	2,901
Less—Accumulated depreciation and amortization	2,552	2,332

Property and equipment, net	$427	$569

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment and computer software	3 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

Depreciation expense for the years ended December 31, 2008, 2007 and 2006 was $301, $265, and $198, respectively.

(i) Fair Value of Financial Instruments

Effective January 1, 2008, we implemented Statement of Financial Accounting Standard No. 157 (“SFAS 157”), Fair Value Measurement, for our financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial assets and liabilities that are remeasured and reported at fair value at least annually (see Note 5). In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, we elected to defer until January 1, 2009 the implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis.

SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We have certain financial assets and liabilities recorded at fair value (principally cash equivalents and investments) that have been classified as Level 1, 2 or 3 within the fair value hierarchy as described in SFAS 157. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s money market funds have been classified as Level 1 because their fair values are based on quoted market prices.

The carrying amounts reflected in the consolidated balance sheets for restricted cash, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair values due to their short-term maturities.

(j) Foreign Currency Translation

The financial statements of our foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation.” The functional currency for our foreign subsidiaries is the applicable local currency. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America are translated into U.S. dollars using year-end exchange rates. Revenue and expense accounts are translated at the monthly average rates in effect during the year. The effects of foreign currency translation adjustments are included in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains (losses) for the fiscal years ended December 31, 2008, 2007 and 2006 were $(15), $2, and $0, respectively and recorded as interest and other income, net in the consolidated statements of operations.

(k) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments in one highly-rated

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial institution. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At December 31, 2008, two customers accounted for 17% and 11% of our accounts receivable, respectively. We do not have any off-balance sheet risks as of December 31, 2008 or 2007, respectively. At December 31, 2007, two customers accounted for 16% and 14% of our accounts receivable, respectively. For the years ended December 31, 2008 and 2007, no single customer accounted for 10% or greater of our revenue.

(l) Goodwill and other intangible assets (in thousands, except per share amounts)

Goodwill resulted from the acquisitions of Type Solutions, Inc. and Alaras Corporation and was $727 at December 31, 2008 and 2007.

We follow the accounting and reporting requirements for goodwill and other intangible assets as required by SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, or more frequently if impairment indicators arise. There were no impairment charges recorded during any of the periods presented. We have determined that we do not have separate reporting units and thus goodwill is tested for impairment based upon an enterprise wide valuation. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” separable intangible assets that have finite lives are amortized over their useful lives.

The components of the Company’s amortized intangible assets follow:

	December 31, 2008			December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$84	$(79)	$5	$84	$(78)	$6
Technology-based	599	(523)	76	547	(486)	61

Total	$683	$(602)	$81	$631	$(564)	$67

Amortization expense for finite-lived intangible assets for the years ended December 31, 2008, 2007 and 2006 was $37, $44, and $58, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2009	$27
2010	22
2011	18
2012	11
2013	3

$81

(m) Reclassification

Certain prior year account balances have been reclassified to be consistent with the current year’s presentation.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(n) Recently Issued Accounting Standards

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

On January 1, 2008, we adopted the provisions of SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). This statement is a fair value option for financial assets and financial liabilities and includes an amendment of FAS Statement No. 115 which covers accounting for certain investments in debt and equity securities. The statement also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar type assets and liabilities. SFAS 159 requires statements to more easily understand the effect of a company’s choice to use fair value on its earnings. It also requires entities to display the fair value of those assets and liabilities for which a company has chosen to use fair value on the face of its balance sheet. We have not elected the fair value option for any items on our balance sheet.

On January 1, 2008, we adopted the provisions of SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) for our financial assets and liabilities. In accordance with the provisions of FSP FAS 157-2, we deferred the implementation of SFAS 157 as it relates to our non-financial assets and non-financial liabilities, except those that are disclosed at fair value in the financial statements on a recurring basis until January 1, 2009. We are currently evaluating the impact this deferral of FSP 157-2 will have on our consolidated financial statements.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(p) Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), adjustments to stockholders’ equity for foreign currency translation adjustments. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries in accordance with Accounting Principles Board Opinion 23. Accumulated other comprehensive income consists of foreign exchange gains and losses.

The components of comprehensive income (loss) are as follows (in thousands):

	2008	2007	2006
Net Income	$2,368	$3,991	$3,234
Foreign currency adjustment, net of tax of $0	(19)	—	—

Total comprehensive income	$2,349	$3,991	$3,234

Accumulated other comprehensive loss consisted of the following at December 31:

	December 31, 2008	December 31, 2007
Foreign currency adjustment	$(19)	$—

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

	2008	2007	2006
Weighted average shares outstanding	9,596	9,824	9,052
Dilutive effect of options	658	1,146	1,590
Dilutive effect of restricted shares	—	1	—
Dilutive effect of warrants	—	4	18

Shares used to compute diluted net income per share	10,254	10,975	10,660

There were warrants and options outstanding to purchase 605, 225, and 330 shares for the years ended December 31, 2008, 2007, and 2006, respectively, that were not included in the potential common share computations because their exercise prices were greater than the average market price of our common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Income Taxes (in thousands, except percent amounts)

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. Under the liability method in accordance with SFAS No. 109, a deferred tax asset or liability is determined based on the difference between the financial statement and the tax basis of assets and liabilities, as measured by enacted tax rates in effect when these differences are expected to reverse. A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying consolidated statements of operations as a percentage of pre-tax income is as follows:

	Years Ended December 31,
	2008	2007	2006
Computed expected federal tax provision	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	7.6	6.7	6.8
Foreign taxes, including withholding taxes	3.3	0.5	0.2
Domestic net operating loss carryforwards and change in valuation allowance	(35.9)	(43.9)	(44.6)
Other	(4.6)	3.2	3.1

Provision (benefit) for income taxes	4.4%	0.5%	(0.5)%

Foreign taxes include foreign withholding taxes which vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States including Korea, Israel and Poland, as well as, foreign taxes paid by Bitstream India Pvt. Ltd., our subsidiary, in India. The following is a summary of the components of the provision for income taxes:

	Years Ended December 31,
	2008	2007	2006
Current:
Federal (benefit) expense	$—	$—	$(22)
State	13	—	—
Foreign	95	21	5

Total	$108	$21	$(17)

The significant items composing the net deferred tax asset are as follows:

	Years Ended December 31,
	2008	2007
Net operating loss carryforwards	$2,915	$3,937
Tax credit carryforwards	1,643	1,334
Other temporary differences	239	208

Gross deferred tax asset	4,797	5,479
Valuation allowance	(4,797)	(5,479)

Net deferred tax asset	$—	$—

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2008, we have recorded a deferred tax asset of approximately $1,183 related to the benefit of deductions from stock options included in the NOL. When and if we realize this asset, this benefit will be recorded as a credit to additional paid-in capital. The following is a summary of foreign and domestic pretax income (loss):

	Years Ended December 31,
	2008	2007	2006
Foreign income (loss)	$23	$(9)	$—
Domestic	2,453	4,021	3,217

Total pretax income	$2,476	$4,012	$3,217

At December 31, 2008, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $12,626 and $59, respectively, of which the benefit of approximately $7,532 and $59, respectively, when realized, will be recorded as a credit to additional paid in capital.

The Company’s NOL carry-forwards begin to expire in 2020 for federal purposes. The Company also had U.S. federal and state research and development credit (“R&D Credit”) carryforwards of $932 and $331, respectively. These R&D credit carryforwards begin to expire in 2009 for federal purposes and 2016 for state purposes. As of December 31, 2008, we have foreign tax credit carryforwards of $380. These foreign tax credit carryforwards begin to expire in 2012.

In fiscal year 1998, the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company raised capital through their initial issuance of common stock in 1996 which, combined with shareholders’ subsequent disposition of those shares, resulted in a change of control as defined by Section 382. As of December 31, 2008, all of the limited NOLs from 1998 have been utilized. Subsequent ownership changes, as defined in Section 382, could limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. The Company adopted FIN No. 48 on January 1, 2007. The implementation of FIN No. 48 did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 30, 2007, and December 31, 2008, the Company had no unrecognized tax benefits. The Company has not conducted a study of its research and development credit carryforwards. Such a study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2008, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject. We have

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

determined that it is more likely than not that the deferred tax assets will not be realized, therefore, a valuation allowance has reduced the deferred tax assets to zero.

(4) Other Accrued Expenses, (in thousands)

Accrued expenses consist of the following:

	December 31,
	2008	2007
Accrued professional and consulting services	$260	$283
Accrued royalties	18	15
Other	305	229

Total	$583	$527

(5) Fair Value Measurements, in thousands

On January 1, 2008, we adopted the provisions of SFAS No. 157 (“SFAS 157”), Fair Value Measurements, for its financial assets and liabilities. As permitted by FASB Staff Position No. SFAS 157-2, Effective Date of FASB Statement No. 157, we elected to defer until January 1, 2009 the adoption of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this accounting pronouncement did not have a material effect on our consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value. We are currently in the process of evaluating the impact of adopting this pronouncement for other non-financial assets or liabilities.

SFAS 157 provides a framework for measuring fair value under generally accepted accounting principles in the United States and requires expanded disclosures regarding fair value measurements. SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS 157 also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. At December 31, 2008, our Level 1 assets and liabilities included our money market funds included in cash and cash equivalents.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At December 31, 2008, we had no Level 2 assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At December 31, 2008, we had no Level 3 assets or liabilities.

At December 31, 2008, our financial assets and liabilities that were measured at fair value on a recurring basis included money market funds of $10, which were Level 1 financial assets. We did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at December 31, 2008. As required by SFAS 157, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

During 2008 we entered into a 33 month lease for approximately 8,600 square feet of office space near Nodia, India which houses the employees of our India subsidiary. The lease commenced in May 2008 and expires January 2011 with an option to renew for an additional 27 months commencing in February 2011 and ending in April 2013. The minimum base rent including service tax is approximately $4 per month for the first 33 months.

The future minimum annual lease payments, as of December 31, 2008, under our leased facilities are as follows:

	Total	2009	2010	2011
Operating Leases	$419	$366	$49	4

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of software license revenue on our consolidated Statement of Operations, was approximately $6,007, $6,021, and $5,188, for the years ended December 31, 2008, 2007, and 2006, respectively.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

From time to time, in addition to the infringement case identified above, we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of December 31, 2008 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

(7) Stock-based Compensation Plans and Stock-based Compensation Expense (in thousands, except per share amounts )

(a) General

We have the following authorized capital: 30,500 shares of Common Stock, $0.01 par value, (30,000 of which are shares of Class A Common Stock and 500 of which are shares of Class B Common Stock), and 6,000 shares of preferred stock, $0.01 par value. Class A Common stockholders have voting rights. Class A Common stockholders have the option, at any time, to convert any or all shares of Class A Common Stock held into an equal number of shares of Class B Common Stock. The Class B Common Stock has rights similar to Class A Common Stock, except Class B Common Shares are nonvoting. The Class B Common stockholders have the option to convert any or all shares of Class B Common Stock held into an equal number of shares of Class A Common Stock, to the extent such stockholder and its affiliates shall be permitted to own, control or have the power to vote such Class A Common Stock under any law, rule or regulation at the time applicable to such stockholder or its affiliates. All outstanding shares of Common Stock as of December 31, 2008 and 2007 represent Class A Common Stock.

(b) Stock-based Compensation Expense

We account for stock-based compensation in accordance with, the Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123—revised 2004 (“SFAS 123R”), “Share-Based Payment” which replaced Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We currently estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include but are not limited to, the issuance of new options. The following table summarizes the assumptions we utilized for grants of options in the years ended December 31, 2008, 2007 and 2006:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Year Ended December 31, 2006
Risk-free interest rates	2.80% to 3.55%	4.6%	4.69% to 4.90%
Expected dividend yield	None	None	None
Expected term	5.7 Years to 6.2 Years	5.6 Years to 5.7 Years	5 Years
Expected volatility	77.8% to 84.7%	87.7% to 89.2%	91.05% to 92.05%

All options granted have a contractual ten year term. All options granted vest in equal installments on the first, second, third, and fourth year anniversaries over a four year period of continuous employee service. All restricted stock awards vest in equal installments on the first, second, third, fourth and fifth year anniversaries over a five year period of continuous employee service. The risk free interest rate utilized is based upon published U.S. Treasury yield curves at the date of the grant for the expected option term. Expected stock price volatility is based upon the historical volatility of our common stock price, the expected term of the option. We use historical exercise, forfeiture, and cancellation information to determine expected term and forfeiture rates.

Our results for the years ended December 31, 2008, 2007, and 2006 include $707, $513 and $322, respectively, of stock-based compensation within the applicable expense classification where we report the option holders’ compensation cost. The following table presents stock-based compensation expense included in our consolidated statement of operations:

	Years Ended December 31,
	2008	2007	2006
Cost of revenue—software licenses	$4	$4	$1
Cost of revenue—services	62	51	24
Marketing and selling	47	8	74
Research and development	288	211	62
General and administrative	306	239	161

Share-based compensation expense before tax	707	513	322
Income tax benefit	—	—	—
Net compensation expense	$707	$513	$322

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2008, we have available for issuance 1,508 shares of Class A Common Stock pursuant to the various stock plans. The Company may issue common stock from previously authorized but unissued shares or from previously issued shares that are held in treasury to satisfy option exercises. As of December 31, 2008, we had reserved 3,152 shares of common stock for issuance under our Plans.

The total non-cash compensation cost before forfeiture assumptions not yet recognized as of December 31, 2008 related to non-vested awards was $ 2,100 which will be recognized over a weighted-average period of 2.4 years. The weighted average remaining contractual life for options and warrants exercisable at December 31, 2008 was 3.7 years.

The aggregate intrinsic value of outstanding options, warrants, and restricted stock as of December 31, 2008 was $1,971 of which $2,173 related to exercisable options and warrants, non vested options and warrants had a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value of options and warrants exercised in the years ended December 31, 2008, 2007 and 2006 was $1,164, $3,789, and $1,941, respectively, and the intrinsic value of restricted share awards that vested due to length of service requirements being met was $58, $0, and $0, respectively. The intrinsic value of options that vested during the years ended December 31, 2008, 2007, and 2006 was $(38), $799, and $599, respectively. The intrinsic value is the difference between the market value of the shares and the exercise price of the award as of the measurement date.

Weighted average fair value of options, warrants, and restricted stock granted, cancelled and forfeited during the year ended December 31, 2008 $ 4.78, $3.71, and $4.85, respectively. The weighted average grant date fair value of options, warrants, and restricted stock granted during the years ended December 31, 2007 and 2006 was $6.43 and $4.14, respectively.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options:

Stock option activity under all Bitstream, Inc. stock option plans for the three years ended December 31, 2008 is as follows:

	Number of Options	Weighted Average
		Exercise Price	Remaining Contractual Term (In years)	Grant Date Fair Value
Outstanding, December 31, 2007	1,807	$3.21	4.70	$2.60

Exercised	(291)	1.95		1.82
Canceled	(4)	5.01		3.71
Forfeited	(16)	6.62		4.85
Granted	149	5.90		4.31

Outstanding, December 31, 2008	1,645	$3.64	4.79	$2.87

Exercisable, December 31, 2008	1,260	$2.87	3.66	$2.36

	Weighted Average Remaining Contractual Life in Years	Options Outstanding		Options Exercisable
Range of Exercise Prices		Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 1.34 - $ 1.34	0.51	8	$1.34	8	$1.34
1.50 - 2.03	2.49	672	1.72	672	1.72
2.34 - 3.13	4.77	197	2.77	197	2.77
3.89 - 5.29	5.53	437	4.31	306	4.23
6.15 - 8.81	8.60	331	7.25	77	7.90

$ 1.34 - $ 8.81	4.79	1,645	$3.64	1,260	$2.87

The number and weighted average grant date fair value of options not vested at December 31, 2008 and 2007 was 385 and 374, respectively, and $4.55 and $4.53, respectively. The number and weighted average grant date fair value of options vested during the year ended December 31, 2008 was 509 and $4.15, respectively.

Warrants for Common Stock

We have not granted any warrants during the three years ended December 31, 2008. At December 31, 2005 we had 60 Stock warrants outstanding at an exercise price of $4.94. These warrants were exercised during the year ended December 31, 2007 and there has been no other warrant activity during the three years ended December 31, 2008.

Restricted Stock

The Company did not make any restricted stock awards prior to January 1, 2007. During 2007 we granted 50 shares of restricted stock with an intrinsic value of $8.12 per share. There were no exercises, cancellations or forfeitures of restricted stock during the year ended December 31, 2007. During 2008 we granted 50 shares of restricted stock with an intrinsic value of $6.15 per share, there were no cancellations or forfeitures of restricted stock and 10 shares of restricted stock vested due to length of service requirements being met. At December 31, 2008 there were 90 shares of unvested restricted stock outstanding with a weighted average intrinsic value of $7.03.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Employee Benefit Plan ( in thousands):

Bitstream has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, we may, but are not obligated to, match a portion of the employee’s contribution up to a defined maximum. We contributed $180, $163, and $75, for the years ended December 31, 2008, 2007, and 2006, respectively.

(9) Stockholders’ Equity ( in thousands):

Stock Repurchase Plan

On December 10, 2007 our Board of Directors authorized a program to repurchase up to $2,500 of the Company’s common stock. The shares were repurchased under a structured share repurchase agreement with a large financial institution under this program. On February 12, 2008, we reached our limit set by the December 10, 2007 stock repurchase plan purchasing a total of 428 shares at an average price of $5.84 per share or approximately $2,500, including 146 shares repurchased during 2007.

On March 18, 2008 our Board of Directors authorized a second program to repurchase up to $2,500 of the Company’s common stock. The shares were repurchased under a structured share repurchase agreement with a large financial institution under this program. On June 16, 2008, we reached our limit set by the second stock repurchase plan purchasing approximately 415 shares at an average price of $6.02 per share or approximately $2,500.

(10) Geographical Reporting ( in thousands):

We attribute revenues to different geographical areas on the basis of the location of the customer. All of our product sales for the years ended December 31, 2008, 2007 and 2006 were shipped from our headquarters located in the United States. Revenues by geographic area are as follows:

	Years Ended December 31,
	2008	2007	2006
*Revenue:
United States	$19,818	$19,372	$16,865
Canada	637	792	1,047
United Kingdom (UK)	1,337	1,493	598
Other ( Countries less than 5% individually, by Region)
Europe, excluding UK	1,387	1,430	1,262
Asia	714	371	427
Other	115	160	49

Total revenue	$24,008	$23,618	$20,248

Total Foreign Revenue	$4,190	$4,246	$3,383

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-lived tangible assets by geographic area are as follows:

	December 31, 2008	December 31, 2007
United States	$410	$569
India	17	—

Total	$427	$569

(11) Quarterly Financial Data, (Unaudited)

The following tables (presented in thousands, except per share amounts) set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2008.

	Year Ended December 31, 2008
	First	Second	Third	Fourth	Annual
Revenue	$6,369	$6,518	$5,483	$5,638	$24,008
Gross profit	$3,774	$4,070	$3,189	$3,549	$14,582
Income from operations	$600	$792	$163	$744	$2,299
Net income	$659	$813	$187	$709	$2,368
Basic net income per share	$0.07	$0.08	$0.02	$0.07	$0.25
Diluted net income per share	$0.06	$0.08	$0.02	$0.07	$0.23

	Year Ended December 31, 2007
	First	Second	Third	Fourth	Annual
Revenue	$5,491	$6,037	$5,807	$6,283	$23,618
Gross profit	$3,291	$3,850	$3,594	$4,081	$14,816
(Loss) income from operations	$603	$1,080	$731	$1,028	$3,442
Net (loss) income	$716	$1,225	$876	$1,174	$3,991
Basic net (loss) income per share	$0.08	$0.12	$0.09	$0.12	$0.41
Diluted net (loss) income per share	$0.07	$0.11	$0.08	$0.11	$0.36

Quarterly income (loss) per share totals differ from annual income (loss) per share due to dilution and rounding.

(12) Valuation and qualifying accounts (in thousands)

Accounts receivable reserves:	Balance at Beginning of Year	Provision (Benefit) Recorded in Statement of Operations	Accounts Written Off	Balance at End of Year
December 31, 2008	$65	$(22)	$(11)	$32
December 31, 2007	$33	$51	$(19)	$65
December 31, 2006	$38	$46	$(51)	$33