Form 10-Q
period 2009-03-31
BITSTREAM INC
filed 2009-05-15
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On May 12, 2009, there were 9,867,505 shares of Class A Common Stock, par value $0.01 per share issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$17,057	$16,162
Accounts receivable, net of allowance of $149 and $32 at March 31, 2009 and December 31, 2008, respectively	1,075	1,827
Short-term investments, prepaid expenses and other current assets	667	527
Restricted Cash	150	150

Total current assets	18,949	18,666

Property and equipment, net	363	427

Other long-term assets:
Goodwill	727	727
Intangible assets, net	74	81

Total other assets	801	808

Total assets	$20,113	$19,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,251	$832
Accrued payroll and other compensation	620	1,057
Other accrued expenses	462	583
Deferred revenue	1,845	1,937

Total current liabilities	4,178	4,409

Total liabilities	4,178	4,409

Commitments and contingencies (Note 4)
Stockholders’ equity :
Preferred stock, $0.01 par value, Authorized – 6,000 shares, Issued and outstanding- 0 at March 31, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, Authorized – 30,000 Class A and 500 Class B. Class A shares – Issued – 10,120 and 10,116, and outstanding – 9,868 and 9,614 at March 31, 2009 and December 31, 2008, respectively.	101	101
Class B- Issued and outstanding- 0 at March 31, 2009 and December 31, 2008	—	—
Additional paid-in capital	34,843	35,725
Accumulated deficit	(17,479)	(17,326)
Treasury stock, at cost- 252 and 502 shares at March 31, 2009 and December 31, 2008, respectively	(1,502)	(2,989)
Accumulated other comprehensive loss	(28)	(19)

Total stockholders’ equity	15,935	15,492

Total liabilities and stockholders’ equity	$20,113	$19,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenue:
Software licenses	$3,765	$5,126
Services	1,236	1,243

Total revenue	5,001	6,369

Cost of revenue:
Software licenses	1,565	2,014
Services	583	581

Cost of revenue	2,148	2,595

Gross profit	2,853	3,774

Operating expenses:
Marketing and selling	1,033	1,135
Research and development	1,214	1,392
General and administrative	772	647

Total operating expenses	3,019	3,174

Operating income (loss)	(166)	600

Interest and other income, net	19	96

Total other income and expense	19	96

Income (loss) before provision for income taxes	(147)	696
Provision for income taxes	6	37

Net income (loss)	$(153)	$659

Basic net income (loss) per share	$(0.02)	$0.07

Diluted net income (loss) per share	$(0.02)	$0.06

Basic weighted average shares outstanding	9,723	9,758

Diluted weighted average shares outstanding	9,723	10,527

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) (Unaudited)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(153)	$659
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	72	75
Amortization	7	9
Share based compensation.	194	155
Changes in operating assets and liabilities:
Accounts receivable	752	503
Prepaid expenses and other assets	(146)	(308)
Accounts payable	420	201
Accrued payroll and other compensation	(437)	(546)
Other accrued expenses	(126)	(82)
Deferred revenue	(92)	99
Deferred rent	—	(15)

Net cash provided by operating activities	491	750

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(8)	(42)
Additions to intangible assets	—	(18)

Net cash used in investing activities	(8)	(60)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(1,769)
Proceeds from exercise of stock options/warrants	411	114

Net cash provided by (used in) financing activities	411	(1,655)

Effect of foreign currency exchange rates on cash and cash equivalents	1	—

Net increase (decrease) in cash and cash equivalents	895	(965)
Cash and cash equivalents, beginning of period	16,162	16,420

Cash and cash equivalents, end of period	$17,057	$15,455

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

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We have also experienced net losses in prior years and as of March 31, 2009, have an accumulated deficit of approximately $17 million.

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

(b) Basis of Presentation

Our condensed consolidated financial statements presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles (“GAAP”). The balance sheet information at December 31, 2008 has been derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K, which was filed with the SEC on March 31, 2009. The condensed consolidated balance sheet as of March 31, 2009, the condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, and the condensed consolidated statement of cash flows for the three months ended March 31, 2009 and 2008, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company for these interim periods. The results of operations for the three months ended March 31, 2009 may not necessarily be indicative of the results to be expected for the year ending December 31, 2009.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c) Property and Equipment (in thousands)

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consist of the following:

	March 31, 2009	December 31, 2008
Equipment	$2,007	$1,999
Purchased software	462	462
Furniture and fixtures	375	375
Leasehold improvements	143	143

	2,987	2,979
Less — Accumulated depreciation and amortization	2,624	2,552

Property and equipment, net	$363	$427

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment	3 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

Depreciation expense for the three months ended March 31, 2009 and 2008 was $72 and $75, respectively.

(d) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments in one highly-rated financial institution. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At March 31, 2009, no customer accounted for 10% or more of our accounts receivable. At December 31, 2008, two customers accounted for 17% and 11% of our accounts receivable, respectively. For the three months ended March 31, 2009 and 2008, no single customer accounted for 10% or greater of our revenue. We do not have any off-balance sheet risks as of March 31, 2009 or December 31, 2008, respectively.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	March 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$84	$(80)	$4	$84	$(79)	$5
Technology-based	599	(529)	70	599	(523)	76

Total	$683	$(609)	$74	$683	$(602)	$81

Amortization expense for finite-lived intangible assets for the three months ended March 31, 2009 and 2008 was $7 and $9, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2009, remainder	$20
2010	22
2011	18
2012	11
2013	3

$74

(f) Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), and adjustments to stockholders’ equity for foreign currency translation adjustments. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries in accordance with Accounting Principles Board Opinion 23. Accumulated other comprehensive income consists of foreign exchange gains and losses.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of comprehensive income (loss) are as follows (in thousands):

	Three months ended March 31,
	2009	2008
Net income (loss)	$(153)	$659
Foreign currency adjustment, net of tax of $0	(9)	—

Total comprehensive income (loss)	$(162)	$659

Accumulated other comprehensive loss consisted of the following:

	March 31, 2009	December 31, 2008
Foreign currency adjustment	$(28)	$(19)

(g) Recently Issued Accounting Standards

On January 1, 2009, we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP EITF 03-6-1 is effective in 2009. The adoption of EITF 03-6-1 has not had a material impact on our consolidated financial statements.

On January 1, 2009, we adopted FASB Staff Position (FSP) 157-2. “Effective date of FASB No. 157, FSP 157-2 delayed the effective date of SFAS 157, Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The adoption of FSP 157-2 on January 1, 2009 did not have a material impact on our consolidated financial statements.

On January 1, 2009, SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) became effective for us. This statement significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in process research and development, and restructuring costs. In addition, under this statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R may have a material impact on our consolidated financial statements if or when we enter into a business combination.

On January 1, 2009, SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51 became effective for us. This statement changes the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. As of March 31, 2009, the Company did not have any minority interests.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS 107, “Disclosure about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. We are currently evaluating the impact that this standard may have on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for periods ending after June 15, 2009. We currently anticipate that the adoption of FSP FAS 115-2 and FSP FAS 124-2 will not have an impact on our consolidated financial statements.

(h) Fair Value of Financial Instruments (in thousands)

Effective January 1, 2008, we implemented Statement of Financial Accounting Standard No. 157 (“SFAS 157”), “Fair Value Measurement”, for our financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial assets and liabilities that are remeasured and reported at fair value at least annually.

In accordance with the provisions of FSP No. FAS 157-2, we elected to defer until January 1, 2009 the implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. We adopted SFAS 157 for all nonfinancial assets and nonfinancial liabilities measured at fair value on a non-recurring basis. Examples include goodwill, intangibles, and other long-lived assets. The adoption of SFAS 157 did not have a material impact on our consolidated financial statements.

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

At March 31, 2009 our assets and liabilities that were measured at fair value on a recurring basis included money market funds of $10, which were Level 1 financial assets.

The carrying amounts reflected in the consolidated balance sheets for restricted cash, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair values due to their short-term maturities.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(i) Foreign Currency Translation

The financial statements of our foreign subsidiaries are translated in accordance with SFAS No. 52, “Foreign Currency Translation.” The functional currency for our foreign subsidiaries is the applicable local currency. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America are translated into U.S. dollars using year-end exchange rates. Revenue and expense accounts are translated at the monthly average rates in effect during the year. The effects of foreign currency translation adjustments are included in accumulated other comprehensive income as a component of stockholders’ equity. Transaction gains (losses) for the three months ended March 31, 2009 and 2008 were $14, and $ 0, respectively and were recorded as interest and other income, net in the consolidated statements of operations.

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

	Three Months Ended March 31,
	2009	2008
Basic weighted average shares outstanding	9,723	9,758
Dilutive effect of options	—	769
Dilutive effect of warrants	—	—
Dilutive effect of unvested restricted shares	—	—

Shares used to compute diluted net income per share	9,723	10,527

If we had reported a profit for the three months ended March 31, 2009, potential common shares would have increased the weighted average shares outstanding by 405. In addition, there were unvested restricted shares and options outstanding to purchase 693 and 494 shares for the three months ended March 31, 2009 and 2008, respectively, that were not included in the potential common share computations because their exercise prices were greater than the average market price of our common stock during the applicable period.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes the weighted average assumptions we utilized for grants of share-based awards during the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009 *	2008
Risk-free interest rates	—	2.8%
Expected dividend yield	—	None
Expected term	—	5.7 Years
Expected volatility	—	84.7%

*	No share-based awards were granted during the three months ended March 31, 2009.

All share-based awards granted have a contractual ten-year term. All options granted vest in equal installments on the first, second, third, and fourth year anniversary over a four-year period of continuous employee service. All restricted shares granted vest in equal installments on the first, second, third, fourth, and fifth year anniversary over a five-year period of continuous employee service. The risk-free interest rate utilized is based upon published U.S. Treasury yield curves at the date of the grant for the expected option term. Expected stock price volatility is based upon the historical volatility of our common stock price over the expected term of the option. We use historical exercise, forfeiture, and cancellation information to determine expected term and forfeiture rates.

Our results for the three months ended March 31, 2009 and 2008 include $194 and $155, respectively, of share-based compensation within the applicable expense classification where we report the share-based award holders’ compensation expense. The following table presents share-based compensation expense included in our condensed consolidated statement of operations:

	Three Months Ended March 31,
	2009	2008
Cost of revenue-software licenses	$1	$1
Cost of revenue-services	19	18
Marketing and selling	13	14
Research and development	79	63
General and administrative	82	59

Share-based compensation expense before tax	194	155
Income tax benefit	—	—

Net compensation expense	$194	$155

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a 33 month lease agreement in Nodia India. This lease agreement commenced May 1, 2008 and obligated us to make monthly payments including service taxes. Our total financial commitment during the 33 month lease period is approximately $132 U.S. dollars.

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

Legal Actions

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of March 31, 2009, no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the occurrence or resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s income tax provisions for the three months ended March 31, 2009 and 2008 are primarily attributable to state income taxes in the U.S. and taxes related to foreign jurisdictions. Federal and state tax provisions for those periods included amounts in relation to the Company’s income generated in the U.S., reduced by previously unused net operating loss (NOL) carry forwards and tax credits that were recorded on the balance sheet with a full valuation allowance. As of March 31, 2009, a full valuation allowance was recorded against the Company’s net deferred tax assets in the U.S. At December 31, 2008, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $12,626 and $59, respectively, of which the benefit of approximately $7,532 and $59, respectively, when realized, will be recorded as a credit to additional paid in capital. The Company’s NOL carry-forwards begin to expire in 2020 for federal purposes. The Company also had U.S. federal and state research and development credit (“R&D Credit”) carryforwards of $932 and $331, respectively. These R&D credit carryforwards begin to expire in 2009 for federal purposes and 2016 for state purposes. As of December 31, 2008, we had foreign tax credit carryforwards of $380. These foreign tax credit carryforwards begin to expire in 2012.

We continued to provide a full valuation allowance for our net deferred tax assets at March 31, 2009, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. We continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in future periods, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations.

Foreign taxes include foreign withholding taxes which vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States including Korea, Israel and Poland, as well as, foreign taxes paid by Bitstream India Pvt. Ltd., our subsidiary, in India. The following is a summary of the components of the provision for income taxes:

	Three Months Ended March 31,
	2009	2008
Current:
State	—	14
Foreign	6	23

Total	$6	$37

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2009, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject. We have determined that it is more likely than not that the deferred tax assets will not be realized, therefore, a valuation allowance has reduced the deferred tax assets to zero.

(6) Geographical Reporting (in thousands):

SFAS 131, “Disclosures About Segments of an Enterprise and Related Information”, establishes standards for reporting information about operating segments in annual financial statements and requires selected information of segments to be presented in financial reports issued to stockholders. Operating segments are defined as components of an enterprise about which separate financial information is available and that is evaluated regularly by the chief operating decision maker, or decision making group, in determining how to allocate resources and assess performance. Our chief operating decision maker, as defined under SFAS 131, is our chief executive officer. We view our operations and manage our business as one operating segment. Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and long-lived assets by geographic area.

	Three Months Ended March 31,
	2009	2008
*Revenue:
United States	$4,164	$5,431
United Kingdom (UK)	271	260

Other (Countries less than 5% individually, by Region)
Europe, excluding UK	334	262
Asia	101	247
Other, including Canada	131	169

Total revenue	$5,001	$6,369

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

Long-lived tangible assets by geographic area are as follows:

	March 31, 2009	December 31, 2008
United States	$348	$410
India	15	17

Total	$363	$427

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

CRITICAL ACCOUNTING POLICIES

We incorporate herein by reference the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and filed with the SEC on March 31, 2009. No changes have been made to those policies since December 31, 2008.

FORWARD LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of our products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in our filings with the SEC, including those risks and uncertainties discussed under the section entitled “Forward Looking Statements” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the SEC on March 31, 2009. The forward-looking statements contained herein represent our judgment as of the date of this report, and we caution readers not to place undue reliance on such statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS (in thousands, except percentages and per share amounts)

Revenue and Gross Profit:

	Three Months Ended March 31,
		% of		% of	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Revenue
Software licenses	$3,765	75.3%	$5,126	80.5%	$(1,361)	(26.6)%
Services	1,236	24.7	1,243	19.5	(7)	(0.6)

Total revenue	5,001	100.0	6,369	100.0	(1,368)	(21.5)

Cost of Revenue

Software licenses	1,565	41.6	2,014	39.3	(449)	(22.3)
Services	583	47.2	581	46.7	2	0.3

Total cost of revenue	2,148	43.0	2,595	40.7	(447)	(17.2)

Gross Profit	$2,853	57.0%	$3,774	59.3%	$(921)	(24.4)%

License revenue from direct sales, which includes e-commerce sales, decreased $661, or 19.8%, to $2,681 for the three months ended March 31, 2009 as compared to $3,342 for the three months ended March 31, 2008. License revenue from resellers increased $30, or 11.2%, to $297 for the three months ended March 31, 2009 as compared to $267 for the three months ended March 31, 2008. License revenue from OEMs and ISVs decreased $730, or 48.1%, to $787 for the three months ended March 31, 2009 as compared to $1,517 for the three months ended March 31, 2008.

License revenue varies between quarters due to the timing of license agreements. Revenue for the three months ended March 31, 2009 decreased across all of our product lines due to delays in purchasing decisions by customers and decreases in royalties from consumer-based shipments by OEMs and ISVs during the quarter. We believe these decreases can be attributed primarily to the economic conditions affecting consumers during this period. If general economic conditions do not improve, license revenue for the year ending December 31, 2009 may continue to be lower than the level of license revenue achieved for the same periods in 2008.

The decrease in revenue from services was due to a decrease in consulting and training services of $82, or 31.6% to $177 for the three months ended March, 31 2009 as compared to $259 for the three months ended March 31, 2008. This decrease was partially offset by increases in revenue related to support contracts primarily driven by increases in our customer base and customer demand for publishing support services, of $75, or 7.6%, to $1,059 for the three months ended March 31, 2009 as compared to $984 for the three months ended March 31, 2008. We believe that our overall services revenue during 2009 will approximate the level attained in 2008 but if general economic conditions do not improve, service revenue for the year ending December 31, 2009 may continue to be lower than the level of service revenue achieved for the same periods in 2008.

We recognize license revenue from direct sales and from licensing our products and third party products including e-commerce sales made via our websites, from licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of the ThunderHawk browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three months ended March 31, 2009 and 2008 was $11 and $6, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The decrease in cost of license revenue for the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008 was primarily due to a $448 decrease in direct costs, including royalty costs, associated with decreased sales of third party products for the three months ended March 31, 2009. We expect the cost of license revenue as a percentage of license revenue for the fiscal year ending December 31, 2009 to approximate the percentage for the year ended December 31,2008, although the results may vary based upon the mix of products sold during the remainder of the year.

Cost of services revenue for the three months ended March 31, 2009 approximated that for the three months ended March 31, 2008 as the personnel and services infrastructure remained materially unchanged. Total cost of services increased slightly as a percentage of services revenue for the three months ended March 31, 2009 as compared to the same period in 2008 due to the decrease in OEM and ISV consulting services discussed above. For the remainder of 2009, we expect our cost of services as a percentage of service revenue to approximate the percentages for 2008 but if economic conditions do not improve in 2009 these percentages may be higher without infrastructure changes being made.

Cost of revenue includes royalties and fees paid to third parties for the development of, or license of rights to, technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

Operating Expenses:

	Three Months Ended March 31,
		% of		% of	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Marketing and selling	$1,033	20.7%	$1,135	17.8%	$(102)	(9.0)%
Research and development	1,214	24.3	1,392	21.9	(178)	(12.8)
General and administrative	772	15.4	647	10.2	125	19.3

Total operating expenses	$3,019	60.4%	$3,174	49.8%	$(155)	(4.9)%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The decrease in M&S expense for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily the result of a $50 decrease in salaries & benefits, a $40 decrease in professional services, and a $25 decrease in advertising and marketing activities including tradeshow participation; partially offset by a $12 increase in facilities and equipment costs. We expect our M&S expenses to continue at a similar level during the remainder of 2009.

Research and development (“R&D”) expense consists primarily of salary and benefits costs, contracted third-party development costs, and facility costs related to software developers and management. The decrease in R&D expense for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 was primarily the result of decreases in salaries and benefits and the use of third party contractors of $198 partially offset by an increase in facilities and equipment costs of approximately $18. We expect our development efforts to continue at a similar level during the remainder of 2009.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The increase in G&A for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008 is primarily due to an increase in bad debt expense of $159 attributable to an increase in the allowance for doubtful accounts and an increase in professional fees of $14, partially offset by decreases in administrative salaries and benefit costs of $39 and in corporate insurance costs of $8. We expect G&A expense to continue at a similar level during the remainder of 2009.

Other Income, Net:

	Three Months Ended March 31,
		% of		% of	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Interest and other income, net	$19	0.4%	$96	1.5%	$(77)	(80.2)%

Other income includes interest income earned on cash and money market instruments and foreign currency transaction gains. Transaction gains for the three months ended March 31, 2009 and 2008 were $14, and $ 0, respectively. Net interest income has decreased as compared to the same periods in the prior year due to a lower rate of interest earned on our cash and money market instruments.

Provision for Income Taxes:

	Three Months Ended March 31,
		% of		% of	Change
	2009	Revenue	2008	Revenue	Dollars	Percent
Provision for (benefit from) income taxes	$6	0.1%	$37	0.6%	$(31)	(83.8)%

The Company’s income tax provisions for the three months ended March 31, 2009 and 2008 are primarily attributable to state income taxes in the U.S. and taxes related to foreign jurisdictions. Federal and state tax provisions for those periods included amounts in relation to the Company’s income generated in the U.S., reduced by previously unused net operating loss (NOL) carry forwards and tax credits that were recorded on the balance sheet with a full valuation allowance. As of March 31, 2009, a full valuation allowance was recorded against the Company’s net deferred tax assets in the U.S. At December 31, 2008, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $12,626 and $59, respectively, of which the benefit of approximately $7,532 and $59, respectively, when realized, will be recorded as a credit to additional paid in capital. The Company’s NOL carry-forwards begin to expire in 2020 for federal purposes. The Company also had U.S. federal and state research and development credit (“R&D Credit”) carryforwards of $932 and $331, respectively. These R&D credit carryforwards begin to expire in 2009 for federal purposes and 2016 for state purposes. As of December 31, 2008, we have foreign tax credit carryforwards of $380. These foreign tax credit carryforwards begin to expire in 2012.

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

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share and per share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of March 31, 2009, we had net working capital of $14,771 versus $14,257 at December 31, 2008, an increase of $514 or 4%.

Our operating activities generated cash during the three months ended March 31, 2009 and 2008 of $491 and $750, respectively. Cash from operating activities was generated primarily from the collections of receivables which decreased by $752 for the three months ended March 31, 2009 partially offset by a net increase in payables and accruals during the same period. Cash from operating activities was generated for the three months ended March 31, 2008 primarily due to our net income before adjustment for non-cash expenses of $659. We used cash of $8 and $60 for the three months ended March 31, 2009 and 2008, respectively, for the purpose of acquiring additional property and equipment and intangible assets. Our financing activities for the three months ended March 31, 2009 provided cash of $411 from the exercise of stock options, while our financing activities for the three months ended March 31, 2008 used cash of $1,769 to repurchase shares of our common stock which was partially offset by $114 in proceeds from the exercise of stock options. Our cash balance also increased by $1 from the effect of foreign currency exchange rates applied to the balances and activities of our subsidiary, Bitstream India Pvt. Ltd, whose functional currency is the Indian Rupee.

As of March 31, 2009, we had no material commitments for capital expenditures.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On January 1, 2009, we adopted FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP EITF 03-6-1 clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. FSP EITF 03-6-1 is effective in 2009. The adoption of EITF 03-6-1 has not had a material impact on our consolidated financial statements.

On January 1, 2009, we adopted FASB Staff Position (FSP) 157-2. “Effective date of FASB No. 157, FSP 157-2 delayed the effective date of SFAS 157, Fair Value Measurements” (“SFAS 157”) for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until the beginning of the first quarter of fiscal 2009. The adoption of FSP 157-2 on January 1, 2009 did not have a material impact on our consolidated financial statements.

On January 1, 2009, SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”) became effective for us. This statement significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in process research and development, and restructuring costs. In addition, under this statement, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R may have a material impact on our consolidated financial statements if or when we enter into a business combination.

On January 1, 2009, SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51 became effective for us. This statement changes the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. As of March 31, 2009, the Company did not have any minority interests.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS 107, “Disclosure about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. We are currently evaluating the impact that this standard may have on our financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for periods ending after June 15, 2009. We currently anticipate that the adoption of FSP FAS 115-2 and FSP FAS 124-2 will not have an impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of March 31, 2009, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments are short-term money market accounts and bank deposits that are carried on our books at fair market value. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiary are almost exclusively conducted in the local currency. The impact of currency exchange rate movements on inter-company transactions was immaterial for the three months ended March 31, 2009. International subsidiary operations will be translated into U.S. dollars and consolidated for reporting purposes. Currently, we do not engage in foreign currency hedging activities.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, and claims involving commercial, employment and other matters. We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of March 31, 2009, no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

ITEM 1A.	RISK FACTORS

We incorporate herein by reference the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and filed with the SEC on March 31, 2009. There have not been any material changes in the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Instruments defining the rights of the holders of any class of our registered securities have not been materially modified during the three months ended March 31, 2009.

(b)	Rights evidenced by any class of our registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended March 31, 2009.

(c)	There were no unregistered securities sold by us during the three months ended March 31, 2009.

(d)	There were no repurchases of our equity securities during the three months ended March 31, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE

ITEM 5.	OTHER INFORMATION

(a)	Consistent with Section 10A(i)(2) of the Exchange Act, as added by Section 202 of Sarbanes-Oxley, the Company is responsible for listing the non-audit services approved during any reporting period by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor.

During the three months ended March 31, 2009, the Audit Committee approved the following amounts for services:

Audit fees for year ending December 31, 2008	$20,000
Tax services including planning	47,750

Total approved	$67,750

(b)	During the three months ended March 31, 2009, there were no changes made to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXIBITS

(a)	Exhibits

CERTIFICATIONS
31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II — SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.
(Registrant)

SIGNATURE	TITLE	DATE

/s/ Anna M. Chagnon	President and Chief Executive Officer (Principal Executive Officer)	May 15, 2009
Anna M. Chagnon

/s/ James P. Dore	Vice President and Chief Financial Officer (Principal Financial Officer)	May 15, 2009
James P. Dore