Form 10-Q
period 2009-06-30
BITSTREAM INC
filed 2009-08-14
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On August 12, 2009, there were 9,867,505 shares of Class A Common Stock, par value $0.01 per share issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$17,067	16,162
Accounts receivable, net of allowance of $155 and $32 at June 30, 2009 and December 31, 2008, respectively	1,697	1,827
Short-term investments, prepaid expenses and other current assets	377	527
Restricted cash – short-term	150	150

Total current assets	19,291	18,666

Property and equipment, net	305	427

Other long-term assets:
Goodwill	727	727
Intangible assets, net	74	81
Restricted certificate of deposit – long-term	136	—

Total other assets	937	808

Total assets	$20,533	$19,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,408	$832
Accrued payroll and other compensation	601	1,057
Other accrued expenses	485	583
Deferred revenue	1,579	1,937

Total current liabilities	4,073	4,409

Total liabilities	4,073	4,409

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized – 6,000 shares, Issued and outstanding- 0 at June 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, Authorized - 30,000 Class A and 500 Class B. Class A shares - Issued – 10,120 and 10,116, and outstanding – 9,868 and 9,614 at June 30, 2009 and December 31, 2008, respectively.	101	101
Class B- Issued and outstanding- 0 at June 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	35,049	35,725
Accumulated deficit	(17,160)	(17,326)
Treasury stock, at cost- 252 and 502 shares at June 30, 2009 and December 31, 2008, respectively	(1,502)	(2,989)
Accumulated other comprehensive loss	(28)	(19)

Total stockholders’ equity	16,460	15,492

Total liabilities and stockholders’ equity	$20,533	$19,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenue:
Software licenses	$4,084	$5,215	7,849	10,341
Services	1,165	1,303	2,401	2,546

Total revenue	5,249	6,518	10,250	12,887

Cost of revenue:
Software licenses	1,602	1,845	3,167	3,859
Services	539	603	1,122	1,184

Cost of revenue	2,141	2,448	4,289	5,043

Gross profit	3,108	4,070	5,961	7,844

Operating expenses:
Marketing and selling	874	1,244	1,907	2,379
Research and development	1,193	1,322	2,407	2,714
General and administrative	683	712	1,455	1,359

Total operating expenses	2,750	3,278	5,769	6,452

Operating income	358	792	192	1,392

Interest and other income, net	16	34	35	130

Total other income and expense	16	34	35	130

Income before provision for income taxes	374	826	227	1,522

Provision for income taxes	55	13	61	50

Net income	$319	$813	166	1,472

Basic net income per share	$0.03	$0.08	0.02	0.15

Diluted net income per share	$0.03	$0.08	0.02	0.14

Basic weighted average shares outstanding	9,786	9,585	9,755	9,796

Diluted weighted average shares outstanding	10,152	10,304	10,140	10,543

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) (Unaudited)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$166	$1,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	142	151
Amortization	14	19
Share based compensation.	400	343
Changes in operating assets and liabilities:
Accounts receivable	130	(61)
Prepaid expenses, restricted cash and other assets	14	(131)
Accounts payable	575	(58)
Accrued payroll and other compensation	(455)	(291)
Other accrued expenses	(99)	(39)
Deferred revenue	(358)	(154)
Deferred rent	—	(30)

Net cash provided by operating activities	529	1,221

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(20)	(123)
Additions to intangible assets	(7)	(18)

Net cash used in investing activities	(27)	(141)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(4,119)
Proceeds from exercise of stock options/warrants	411	558

Net cash provided by (used in) financing activities	411	(3,561)

Effect of foreign currency exchange rates on cash and cash equivalents	(8)	—

Net increase (decrease) in cash and cash equivalents	905	(2,481)
Cash and cash equivalents, beginning of period	16,162	16,420

Cash and cash equivalents, end of period	$17,067	$13,939

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

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We have also experienced net losses in prior years and as of June 30, 2009, have an accumulated deficit of approximately $17 million.

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

Our condensed consolidated financial statements presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles (“GAAP”). The balance sheet information as of December 31, 2008 has been derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K, which was filed with the SEC on March 31, 2009. The condensed consolidated balance sheet as of June 30, 2009, the condensed consolidated statements of operations for the three and six month periods ended June 30, 2009 and 2008, and the condensed consolidated statement of cash flows for the six months ended June 30, 2009 and 2008, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company for these interim periods. The results of operations for the six months ended June 30, 2009 may not necessarily be indicative of the results to be expected for the year ending December 31, 2009.

We evaluated subsequent events through August 14, 2009, the date of financial statement issuance.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(c) Property and Equipment (in thousands)

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consist of the following:

	June 30, 2009	December 31, 2008
Equipment	$2,019	$1,999
Purchased software	462	462
Furniture and fixtures	375	375
Leasehold improvements	143	143

	2,999	2,979

Less — Accumulated depreciation and amortization	2,694	2,552

Property and equipment, net	$305	$427

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment	3 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

Depreciation expense for the three months ended June 30, 2009 and 2008 was $70 and $76, respectively. Depreciation expense for the six months ended June 30, 2009 and 2008 was $142 and $151, respectively.

(d) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments in one highly-rated financial institution in excess of federally insured limits. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At June 30, 2009, one customer accounted for 15% of our accounts receivable. At December 31, 2008, two customers accounted for 17% and 11% of our accounts receivable, respectively. No single customer accounted for 10% or more of our revenue for the three and six month periods ended June 30, 2008 or 2007. We do not have any off-balance sheet risks as of June 30, 2009 or December 31, 2008, respectively.

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

	June 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$84	$(80)	$4	$84	$(79)	$5
Technology-based	606	(536)	70	599	(523)	76

Total	$690	$(616)	$74	$683	$(602)	$81

Amortization expense for finite-lived intangible assets for the three months ended June 30, 2009 and 2008 was $7 and $9, respectively. Amortization expense for finite-lived intangible assets for the six months ended June 30, 2009 and 2008 was $14 and $19, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2009, remainder	$14
2010	23
2011	20
2012	13
2013	4

$74

(f) Comprehensive Income

Comprehensive income consists of net income, and adjustments to stockholders’ equity for foreign currency translation adjustments. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries in accordance with Accounting Principles Board Opinion 23.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of comprehensive income are as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Net income	$319	$813	$166	$1,472
Foreign currency translation adjustment, net of tax of $0	(9)	—	(9)	—

Total comprehensive income	$310	$813	$157	$1,472

Accumulated other comprehensive loss consisted of the following:

	June 30, 2009	December 31, 2008
Foreign currency translation adjustment	$(28)	$(19)

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

On January 1, 2009, SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51 became effective for us. This statement changes the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. As of June 30, 2009, the Company did not have any minority interests.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS 107, “Disclosure about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 has not had a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FSP FAS 124-2 has not had a material impact on our consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (QSPE). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material affect on our financial position, results of operations or liquidity.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material affect on our financial position, results of operations or liquidity.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an affect on our financial position, results of operations or liquidity.

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

At June 30, 2009 our assets and liabilities that were measured at fair value on a recurring basis included money market funds of $10, which were Level 1 financial assets.

The carrying amounts reflected in the consolidated balance sheets for restricted cash, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair values due to their short-term maturities.

(i) Foreign Currency Translation and Transactions

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

Transaction gains (losses) for the three months ended June 30, 2009 and 2008 were $13, and $ 0, respectively and for the six months ended June 30, 2009 and 2008 were $27, and $ 0, respectively. Transaction gains were recorded as interest and other income, net in the consolidated statements of operations.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Basic weighted average shares outstanding	9,786	9,585	9,755	9,796
Dilutive effect of options	366	718	385	747
Dilutive effect of unvested restricted shares	—	1	—	—

Shares used to compute diluted net income per share	10,152	10,304	10,140	10,543

In addition, there were unvested restricted shares and options outstanding to purchase 669 shares for the three and six month periods ended June 30, 2009, and there were unvested restricted shares and options outstanding to purchase 652 and 602 shares for the three and six month periods ended June 30, 2008, respectively, that were not included in the potential common share computations because their exercise prices were greater than the average market price of our common stock during the applicable period.

(3)	Equity-Based Compensation Expense (in thousands)

We currently estimate the fair value of share-based awards using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of share-based awards include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include but are not limited to, the issuance of new share-based awards. The following table summarizes the weighted average assumptions we utilized for grants of share-based awards during the three and six month periods ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009 *	2008	2009 *	2008
Risk-free interest rates	—	3.3%	—	2.8% -3.3%
Expected dividend yield	—	None	—	None
Expected term	—	6.2 Years	—	5.7 Years – 6.2 Years
Expected volatility	—	84.1%	—	84.1% - 84.7%

*	No share-based awards were granted during the three or six month periods ended June 30, 2009.

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

Our results for the three months ended June 30, 2009 and 2008 include $206 and $188, respectively, and for the six months ended June 30, 2009 and 2008 include $400 and $343, respectively, of share-based compensation within the applicable expense classification where we report the share-based award holders’ compensation expense. The following table presents share-based compensation expense included in our condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of revenue-software licenses	$1	$1	$2	$2
Cost of revenue-services	18	19	37	37
Marketing and selling	13	12	26	26
Research and development	82	78	161	141
General and administrative	92	78	174	137

Share-based compensation expense before tax	206	188	400	343
Income tax benefit	—	—	—	—

Net compensation expense	$206	$188	$400	$343

(4)	Commitments and Contingencies, (in thousands):

Lease commitments

We conduct our operations in leased facilities. The current lease for our corporate offices expires August 31, 2009. This lease requires that we maintain a Letter of Credit for $150 through October 31, 2009 which is classified as current restricted cash on our Balance Sheet. In June 2009, we entered into a ten-year lease agreement for 27 square feet of office space with the right of first refusal on an additional four square feet and will move our corporate offices during August 2009. This lease agreement will commence during August 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments begin after three free months of rent and increase approximately 2% per annum. The total commitment under the lease is approximately $5,390, net of a tenant allowance of $411. We record rent expense on a straight-line basis, which takes into account the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. This lease agreement also required us to obtain a Letter of Credit in the amount of $136 through October 31, 2019, which we collateralized with a certificate of deposit classified as a long-term restricted asset on our Balance Sheet.

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a 33 month lease agreement in Nodia India. This lease agreement commenced May 1, 2008 and obligated us to make monthly payments including service taxes. Our total financial commitment during the 33 month lease period is approximately $132 U.S. dollars.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The future minimum annual lease payments, as of June 30, 2009, under our leased facilities are as follows:

Operating leases:
2009, remainder	$186
2010	543
2011	525
2012	522
2013	536
2014	550
2015	564
2016	577
2017	591
2018	605
2019	359

$5,558

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

Legal Actions

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of June 30, 2009, no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the occurrence or resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Our income tax provisions for the three and six month periods ended June 30, 2009 and 2008 are primarily attributable to state income taxes in the U.S. and taxes related to foreign jurisdictions. Federal and state tax provisions for those periods included amounts in relation to our income generated in the U.S., reduced by previously unused net operating loss (“NOL”) carry forwards and tax credits that were recorded on the balance sheet with a full valuation allowance. As of June 30, 2009, a full valuation allowance was recorded against our net deferred tax assets in the U.S. At December 31, 2008, we had U.S. federal and state NOL carryforwards of $12,626 and $59, respectively, of which the benefit of approximately $7,532 and $59, respectively, when realized, will be recorded as a credit to additional paid in capital. Our NOL carry-forwards begin to expire in 2020 for federal purposes. We also had U.S. federal and state research and development credit (“R&D Credit”) carryforwards of $932 and $331, respectively. These R&D credit carryforwards begin to expire in 2009 for federal purposes and in 2016 for state purposes. As of December 31, 2008, we had foreign tax credit carryforwards of $380. These foreign tax credit carryforwards begin to expire in 2012.

We continued to provide a full valuation allowance for our net deferred tax assets at June 30, 2009, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. We continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in future periods, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations.

Foreign taxes include foreign withholding taxes which vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States including Korea, Israel and Poland, as well as, foreign taxes paid by Bitstream India Pvt. Ltd., our subsidiary, in India. The following is a summary of the components of the provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Current:
State	$52	$—	$52	$14
Foreign	3	13	9	36

Total	$55	$13	$61	$50

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FAS 109” (“FIN 48”). This statement clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. We adopted FIN 48 on January 1, 2007. The implementation of FIN 48 did not have a material impact on our consolidated financial statements, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 30, 2007, and December 31, 2008, we had no unrecognized tax benefits. We have not conducted a study of its research and development credit carryforwards. Such a study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under FIN 48. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2009, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject. We have determined that it is more likely than not that the deferred tax assets will not be realized, therefore, a valuation allowance has reduced the deferred tax assets to zero.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
*Revenue:
United States	$4,136	$5,261	$8,300	$10,693
United Kingdom (UK)	283	551	554	810
Japan	292	20	306	66
Other (Countries less than 5% individually, by Region)
Europe, excluding UK	165	487	492	748
Asia, excluding Japan	78	87	165	289
Other, including Canada	295	112	433	281

Total revenue	$5,249	$6,518	$10,250	$12,887

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

Long-lived tangible assets by geographic area are as follows:

	June 30, 2009	December 31, 2008
United States	$291	$410
India	14	17

Total	$305	$427

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

We will maintain our executive offices at 245 First Street, 17th Floor, Cambridge, Massachusetts 02142-1270 through the end of our current lease term of August 31, 2009 at which point we will move our executive offices to 500 Nickerson Road, Marlborough, Massachusetts 01752-4695. Our telephone number is (617) 497-6222 and will remain so after the move. We maintain websites at www.bitstream.com, www.myfonts.com, and www.pageflex.com.

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

RESULTS OF OPERATIONS (in thousands, except percentages and per share amounts)

Revenue and Gross Profit:

	Three Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$4,084	77.8%	$5,215	80.0%	$(1,131)	(21.7)%
Services	1,165	22.2	1,303	20.0	(138)	(10.6)

Total revenue	5,249	100.0	6,518	100.0	(1,269)	(19.5)

Cost of Revenue
Software licenses	1,602	39.2	1,845	35.4	(243)	(13.2)
Services	539	46.3	603	46.3	(64)	(10.6)

Total cost of revenue	2,141	40.8	2,448	37.6	(307)	(12.5)

Gross Profit	$3,108	59.2%	$4,070	62.4%	$(962)	(23.6)%

Revenue and Gross Profit:
	Six Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$7,849	76.6%	$10,341	80.2%	$(2,492)	(24.1)%
Services	2,401	23.4	2,546	19.8	(145)	(5.7)

Total revenue	10,250	100.0	12,887	100.0	(2,637)	(20.5)

Cost of Revenue
Software licenses	3,167	40.3	3,859	37.3	(692)	(17.9)
Services	1,122	46.7	1,184	46.5	(62)	(5.2)

Total cost of revenue	4,289	41.8	5,043	39.1	(754)	(15.0)

Gross Profit	$5,961	58.2%	$7,844	60.9%	$(1,883)	(24.0)%

License revenue from direct sales, which includes e-commerce sales, decreased $644, or 19.3%, to $2,695 for the three months ended June 30, 2009 as compared to $3,339 for the three months ended June 30, 2008. License revenue from resellers decreased $380, or 73.1%, to $140 for the three months ended June 30, 2009 as compared to $520 for the three months ended June 30, 2008. License revenue from OEMs and ISVs decreased $107, or 7.9%, to $1,249 for the three months ended June 30, 2009 as compared to $1,356 for the three months ended June 30, 2008. License revenue from direct sales, which includes e-commerce sales, decreased $1,305, or 19.5%, to $5,376 for the six months ended June 30, 2009 as compared to $6,681 for the six months ended June 30, 2008. License revenue from resellers decreased $350, or 44.5%, to $437 for the six months ended June 30, 2009 as compared to $787 for the six months ended June 30, 2008. License revenue from OEMs and ISVs decreased $837, or 29.1%, to $2,036 for the six months ended June 30, 2009 as compared to $2,873 for the six months ended June 30, 2008.

License revenue varies between quarters due to the timing of license agreements. Revenue for the three and six month periods ended June 30, 2009 decreased across all of our product lines due to delays in purchasing decisions by customers and decreases in royalties from consumer-based shipments by OEMs and ISVs during the respective periods. We believe these decreases can be attributed primarily to the economic conditions generally affecting consumers during this period. If general economic conditions do not improve, license revenue for the year ending December 31, 2009 will continue to be lower than the levels achieved for the corresponding periods in 2008.

The decrease in revenue from services for the three months ended June 30, 2009 was due to a decrease in consulting and training services of $111, or 40.1% to $166 as compared to $277 for the three months ended June 30, 2008, as well as, a decrease in revenue related to support contracts of $27, or 2.6%, to $999 for the three months ended June 30, 2009 as compared to $1,026 for the three months ended June 30, 2008. The decrease in revenue from services for the six months ended June 30 2009 was due to a decrease in consulting and training services of $193, or 36.0% to $343 as compared to $536 for the six months ended June 30, 2008. This decrease was partially offset by increases in revenue related to support contracts primarily driven by increases in our customer base and customer demand for publishing support services, of $47, or 2.3%, to $2,058 for the six months ended June 30, 2009 as compared to $2,011 for the six months ended June 30, 2008. We believe that our overall services revenue during 2009 will approximate the level attained in 2008 but if general economic conditions do not improve, service revenue for the year ending December 31, 2009 may continue to be lower than the level of service revenue achieved for the same periods in 2008.

We recognize license revenue from direct sales and from licensing our products and third party products including e-commerce sales made via our websites, from licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of our browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three months ended June 30, 2009 and 2008 was $11 and $17, respectively. Referral income for the six months ended June 30, 2009 and 2008 was $22 and $23, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The decrease in cost of license revenue for the three and six month periods ended June 30, 2009 as compared to the same periods ended June 30, 2008 was primarily due to decreases of $249 and $697, for the three and six month periods, respectively, in direct costs, including royalty costs, associated with decreased sales of third party products. We expect the cost of license revenue as a percentage of license revenue for the fiscal year ending December 31, 2009 to approximate the percentage for the year ended December 31, 2008, although the results may vary based upon the mix of products sold during the remainder of the year.

The decrease in cost of services revenue for the three and six month periods ended June 30, 2009 as compared to the same periods ended June 30, 2008 was primarily due to an increase in the internal deployment of custom design personnel onto research and development projects during the second quarter of 2009 of $61 which decreased costs of services for the three and six month periods. For the remainder of 2009, we expect our cost of services as a percentage of service revenue to approximate the percentages for 2008 but if economic conditions do not improve in 2009 these percentages may be higher without infrastructure changes being made.

Cost of revenue includes royalties and fees paid to third parties for the development of, or license of rights to, technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

Operating Expenses:

	Three Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$874	16.7%	$1,244	19.1%	$(370)	(29.7)%
Research and development	1,193	22.7	1,322	20.3	(129)	(9.8)
General and administrative	683	13.0	712	10.9	(29)	(4.1)

Total operating expenses	$2,750	52.4%	$3,278	50.3%	$(528)	(16.1)%

Operating Expenses:

	Six Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$1,907	18.6%	$2,379	18.5%	$(472)	(19.8)%
Research and development	2,407	23.5	2,714	21.1	(307)	(11.3)
General and administrative	1,455	14.2	1,359	10.5	96	7.1

Total operating expenses	$5,769	56.3%	$6,452	50.1%	$(683)	(10.6)%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising.

The decrease in M&S expense for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily the result of decreases in payroll costs and advertising and marketing activities. Payroll costs decreased primarily due to decreases of $47 in commissions and bonuses from decreased commissionable sales and bonuses and a one-time bonus reversal of $33 during the three months ended June 30, 2009. Advertising and marketing activities decreased $268 primarily due to a $200 decrease in tradeshow costs from the non-recurrence of the Drupa tradeshow during 2009. Drupa is held once every four years and was last held during the second quarter of 2008 in Düsseldorf, Germany. The decrease in M&S expense for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily the result of a $53 decrease in professional marketing agency services and decreases in payroll costs and advertising and marketing activities. Payroll costs decreased primarily due to decreases of $86 in commissions and bonuses from decreased commissionable sales and bonuses and a one-time bonus reversal of $33 during the three months ended June 30, 2009. Advertising and marketing activities decreased $311 including a $200 decrease in tradeshow costs from the non-recurrence of the Drupa tradeshow during 2009. Drupa is held once every four years and was last held during the second quarter of 2008 in Düsseldorf, Germany. We expect our M&S expenses to increase above the level recorded for the six months ended June 30, 2009 with increases in trade show expenses and salaries including commissions during the remainder of 2009 but to remain below the level recorded for the year ended December 31, 2008.

Research and development (“R&D”) expense consists primarily of salary and benefits costs, contracted third-party development costs, and facility costs related to software developers and management. The decrease in R&D expense for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 was primarily the result of decreases in salaries and benefits and the use of third party contractors of $196 partially offset by an increase in the utilization of custom design and consulting personnel on R&D projects of approximately $61. The decrease in R&D expense for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 was primarily the result of decreases in salaries and benefits and the use of third party contractors of $395 partially offset by an increase in the utilization of custom design and consulting personnel on R&D projects of approximately $70. The decrease in R&D payroll costs for the three and six month periods ended June 30, 2009 as compared to the same periods ended June 30, 2008 is primarily due to decreases in bonus accruals during 2009 reflecting the Company’s decreased performance caused primarily by the current economic environment. We expect our development efforts to increase during the remainder of 2009 and to approximate the level recorded during the third and fourth quarters of 2008.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The decrease in G&A for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008 is primarily due to decreases in administrative payroll costs of $51 and a decrease in bad debt expense of $12, partially offset by an increase in public reporting and filing related costs of $34. The increase in G&A for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008 is primarily due to an increase in bad debt expense of $147 attributable to an increase in the allowance for doubtful accounts and an increase in professional fees of $38, partially offset by decreases in administrative payroll costs of $94. The decrease in administrative payroll costs for the three and six month periods ended June 30, 2009 as compared to the same periods ended June 30, 2008 is due to decreases in bonus accruals during 2009 reflecting the Company’s decreased performance caused primarily by the current economic environment. We expect G&A expense to increase slightly during the remainder of 2009.

Other Income, Net:

	Three Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Change
					Dollars	Percent
Interest and other income, net	$16	0.3%	$34	0.5%	$(18)	(52.9)%

	Six Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Change
					Dollars	Percent
Interest and other income, net	$35	0.3%	$130	1.0%	$(95)	(73.1)%

Other income includes interest income earned on cash and money market instruments and foreign currency transaction gains. Transaction gains for the three months ended June 30, 2009 and 2008 were $13, and $ 0, respectively. Transaction gains for the six months ended June 30, 2009 and 2008 were $27, and $ 0, respectively. Net interest income has decreased as compared to the same periods in the prior year due to a lower rate of interest earned on our cash and money market instruments.

Provision for Income Taxes:

	Three Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Change
					Dollars	Percent
Provision for income taxes	$55	1.0%	$13	0.2%	$42	323.1%

	Six Months Ended June 30,
	2009	% of Revenue	2008	% of Revenue	Change
					Dollars	Percent
Provision for income taxes	$61	0.6%	$50	0.4%	$11	22.0%

The Company’s income tax provisions for the three and six month periods ended June 30, 2009 and 2008 are primarily attributable to state income taxes in the U.S. and taxes related to foreign jurisdictions. Federal and state tax provisions for those periods included amounts in relation to the Company’s income generated in the U.S., reduced by previously unused net operating loss (NOL) carry forwards and tax credits that were recorded on the balance sheet with a full valuation allowance. As of June 30, 2009, a full valuation allowance was recorded against the Company’s net deferred tax assets in the U.S. At December 31, 2008, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $12,626 and $59, respectively, of which the benefit of approximately $7,532 and $59, respectively, when realized, will be recorded as a credit to additional paid in capital. The Company’s NOL carry-forwards begin to expire in 2020 for federal purposes. The Company also had U.S. federal and state research and development credit (“R&D Credit”) carryforwards of $932 and $331, respectively. These R&D credit carryforwards begin to expire in 2009 for federal purposes and 2016 for state purposes. As of December 31, 2008, we have foreign tax credit carryforwards of $380. These foreign tax credit carryforwards begin to expire in 2012.

We continued to provide a full valuation allowance for our net deferred tax assets at June 30, 2009, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. We continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in future periods, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations.

Foreign taxes include foreign withholding taxes which vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States including Korea, Israel and Poland, as well as, foreign taxes paid by Bitstream India Pvt. Ltd., our subsidiary, in India.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share and per share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of June 30, 2009, we had net working capital of $15,218 versus $14,257 at December 31, 2008, an increase of $961 or 6.7%.

Our operating activities generated cash during the six months ended June, 2009 and 2008 of $529 and $1,221, respectively. Cash from operating activities was generated primarily from our net income after consideration for non-cash expenses which increased cash for the six months ended June 30, 2009 and 2008 by $722 and 1,985, respectively. These increases were partially offset by changes in assets and liabilities during the same periods. We used cash of $27 and $141 for the six months ended June 30, 2009 and 2008, respectively, for the purpose of acquiring additional property and equipment and intangible assets. Our financing activities for the six months ended June 30, 2009 provided cash of $411 from the exercise of stock options, while our financing activities for the six months ended June 30, 2008 used cash of $4,119 to repurchase shares of our common stock which was partially offset by $558 in proceeds from the exercise of stock options. Our cash balance also decreased by $8 from the effect of foreign currency exchange rates applied to the balances and activities of our subsidiary, Bitstream India Pvt. Ltd, whose functional currency is the Indian Rupee.

We conduct our operations in leased facilities. The current lease for our corporate offices expires August 31, 2009. In June 2009, we entered into a ten-year lease agreement for 27 square feet of office space with the right of first refusal on an additional four square feet and will move our corporate offices during August 2009. This lease agreement will commence during August 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments begin after three free months of rent and increase approximately 2% per annum. The total commitment under the lease is approximately $5,390, net of a tenant allowance of $411. We record rent expense on a straight-line basis, which takes into account the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. This lease agreement also required us to obtain a Letter of Credit in the amount of $136 through October 31, 2019, which we collateralized with a certificate of deposit classified as a long-term restricted asset on our Balance Sheet.

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a 33 month lease agreement in Nodia India. This lease agreement commenced May 1, 2008 and obligated us to make monthly payments including service taxes. Our total financial commitment during the 33 month lease period is approximately $132 U.S. dollars.

The future minimum annual lease payments, as of June 30, 2009, under our leased facilities are as follows:

Operating leases:
2009, remainder	$186
2010	543
2011	525
2012	522
2013	536
2014	550
2015	564
2016	577
2017	591
2018	605
2019	359

$5,558

As of June 30, 2009, we had no material commitments for capital expenditures. During July 2009 we entered into a commitment to purchase approximately $314 in furniture and fixtures related to our corporate office move which will be covered by the tenant allowance provided by our new lease and for which we anticipate being fully reimbursed. The tenant allowance will be amortized over the term of the lease and included in our lease expense.

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

On January 1, 2009, SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of ARB No. 51 became effective for us. This statement changes the accounting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. This new consolidation method significantly changes the accounting for transactions with minority interest holders. As of June 30, 2009, the Company did not have any minority interests.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments”. This FSP amends SFAS 107, “Disclosure about Fair Value of Financial Instruments”, to require disclosures about fair value of financial instruments in interim as well as annual financial statements. This FSP also amends APB 28, “Interim Financial Reporting”, to require those disclosures in all interim financial statements. This standard is effective for periods ending after June 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 has not had a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FSP FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments”, which amends the other-than-temporary impairment guidance for debt and equity securities. This standard is effective for periods ending after June 15, 2009. The adoption of FSP FAS 115-2 and FSP FAS 124-2 has not had a material impact on our consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for transfers of financial assets. This amendment requires greater transparency and additional disclosures for transfers of financial assets and the entity’s continuing involvement with them and changes the requirements for derecognizing financial assets. In addition, this amendment eliminates the concept of a qualifying special-purpose entity (QSPE). This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material affect on our financial position, results of operations or liquidity.

In June 2009, the FASB also issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The elimination of the concept of a QSPE, as discussed above, removes the exception from applying the consolidation guidance within this amendment. This amendment requires an enterprise to perform a qualitative analysis when determining whether or not it must consolidate a VIE. The amendment also requires an enterprise to continuously reassess whether it must consolidate a VIE. Additionally, the amendment requires enhanced disclosures about an enterprise’s involvement with VIEs and any significant change in risk exposure due to that involvement, as well as how its involvement with VIEs impacts the enterprise’s financial statements. Finally, an enterprise will be required to disclose significant judgments and assumptions used to determine whether or not to consolidate a VIE. This amendment is effective for financial statements issued for fiscal years beginning after November 15, 2009. This amendment will not have a material affect on our financial position, results of operations or liquidity.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an affect on our financial position, results of operations or liquidity.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of June 30, 2009, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments are short-term money market accounts and bank deposits that are carried on our books at fair market value. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiary are almost exclusively conducted in the local currency. The impact of currency exchange rate movements on inter-company transactions was immaterial for the three months ended June 30, 2009. International subsidiary operations will be translated into U.S. dollars and consolidated for reporting purposes. Currently, we do not engage in foreign currency hedging activities.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s evaluation of our disclosure controls and procedures.

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), with the participation of our management, have concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under reasonably foreseeable future circumstances. Our principal executive officer and principal financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective at a level that provides such reasonable assurances.

Changes in internal control over financial reporting.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, and claims involving commercial, employment and other matters. We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of June 30, 2009, no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Instruments defining the rights of the holders of any class of our registered securities have not been materially modified during the three months ended June 30, 2009.

(b)	Rights evidenced by any class of our registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended June 30, 2009.

(c)	There were no unregistered securities sold by us during the three months ended June 30, 2009.

(d)	There were no repurchases of our equity securities during the three months ended June 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	On May 14, 2009, the Annual Meeting of Stockholders of the Company was held at the corporate offices of Bitstream Inc. located at 245 First Street, 17th Floor, Cambridge, Massachusetts 02142.

(b)	George B. Beitzel, Anna M. Chagnon, Amos Kaminski, David G. Lubrano, and Charles Ying were elected at the Annual Meeting to serve as directors of the Company.

(c)	The following votes were tabulated on the following proposal:

Proposal 1. To elect a board of five (5) directors to serve until the next Annual Meeting of Stockholders or until their respective successors are elected and qualified.

Nominee	For	Withheld Authority
George B. Beitzel	6,231,648	2,081,307
Anna M. Chagnon	7,569,355	743,600
Amos Kaminski	6,209,588	2,103,367
David G. Lubrano	6,209,588	2,103,367
Charles Ying	4,694,468	3,618,487

ITEM 5.	OTHER INFORMATION

(a)	Consistent with Section 10A(i)(2) of the Exchange Act, as added by Section 202 of Sarbanes-Oxley, the Company is responsible for listing the non-audit services approved during any reporting period by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor.

During the three months ended June 30, 2009, the Audit Committee approved the following amounts for services:

Fees for quarterly financial statement reviews	$78,000

Total approved	$78,000

(b)	During the three months ended June 30, 2009, there were no changes made to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

(a)	Exhibits

CERTIFICATIONS
10.12	Lease between Normandy Nickerson Road, LLC. and the Company dated June 22, 2009.

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II - SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.
(Registrant)

SIGNATURE	TITLE	DATE

/s/ Anna M. Chagnon	President and Chief Executive Officer (Principal Executive Officer)	August 14, 2009
Anna M. Chagnon

/s/ James P. Dore	Vice President and Chief Financial Officer (Principal Financial Officer)	August 14, 2009
James P. Dore