Form 10-Q
period 2009-09-30
BITSTREAM INC
filed 2009-11-16
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-21541

BITSTREAM INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2744890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Nickerson Road, Marlborough, Massachusetts 01752-4695

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

On November 11, 2009, there were 9,919,172 shares of Class A Common Stock, par value $0.01 per share issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$17,673	16,162
Accounts receivable, net of allowance of $186 and $32 at September 30, 2009 and December 31, 2008, respectively	1,399	1,827
Short-term investments, prepaid expenses and other current assets	800	527
Restricted cash – short-term	150	150

Total current assets	20,022	18,666

Property and equipment, net	630	427

Other long-term assets:
Goodwill	727	727
Intangible assets, net	68	81
Restricted investment – long-term	136	—

Total other assets	931	808

Total assets	$21,583	$19,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,479	$832
Accrued payroll and other compensation	380	1,057
Other accrued expenses	557	583
Deferred revenue	1,565	1,937

Total current liabilities	3,981	4,409

Deferred rent	407	—

Total liabilities	4,388	4,409

Commitments and contingencies (Note 4)
Stockholders’ equity:
Preferred stock, $0.01 par value, Authorized – 6,000 shares, Issued and outstanding- 0 at September 30, 2009 and December 31, 2008	—	—
Common stock, $0.01 par value, Authorized – 30,000 Class A and 500 Class B. Class A shares – Issued – 10,120 and 10,116, and outstanding – 9,919 and 9,614 at September 30, 2009 and December 31, 2008, respectively.	101	101
Class B- Issued and outstanding- 0 at September 30, 2009 and December 31, 2008	—	—
Additional paid-in capital	34,960	35,725
Accumulated deficit	(16,641)	(17,326)
Treasury stock, at cost- 201 and 502 shares at September 30, 2009 and December 31, 2008, respectively	(1,195)	(2,989)
Accumulated other comprehensive loss	(30)	(19)

Total stockholders’ equity	17,195	15,492

Total liabilities and stockholders’ equity	$21,583	$19,901

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenue:
Software licenses	$4,512	$4,222	$12,361	$14,563
Services	1,148	1,261	3,549	3,807

Total revenue	5,660	5,483	15,910	18,370

Cost of revenue:
Software licenses	1,779	1,696	4,946	5,555
Services	500	598	1,622	1,782

Cost of revenue	2,279	2,294	6,568	7,337

Gross profit	3,381	3,189	9,342	11,033

Operating expenses:
Marketing and selling	871	979	2,778	3,358
Research and development	1,234	1,334	3,641	4,048
General and administrative	740	713	2,195	2,072

Total operating expenses	2,845	3,026	8,614	9,478

Operating income	536	163	728	1,555

Interest and other income, net	18	30	53	160

Total other income and expense	18	30	53	160

Income before provision for income taxes	554	193	781	1,715

Provision for income taxes	35	6	96	56

Net income	$519	$187	$685	$1,659

Basic net income per share	$0.05	$0.02	$0.07	$0.17

Diluted net income per share	$0.05	$0.02	$0.07	$0.16

Basic weighted average shares outstanding	9,799	9,521	9,770	9,621

Diluted weighted average shares outstanding	10,248	10,160	10,179	10,332

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS) (Unaudited)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$685	$1,659
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	208	225
Net loss (gain) on disposal of Property and Equipment	5	—
Amortization	21	29
Share based compensation.	616	540
Changes in operating assets and liabilities:
Accounts receivable	428	401
Prepaid expenses, restricted cash and other assets	(410)	(153)
Accounts payable	647	(76)
Accrued payroll and other compensation	(677)	(191)
Other accrued expenses	(26)	31
Deferred revenue	(372)	75
Deferred rent	407	(40)

Net cash provided by operating activities	1,532	2,500

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment, net	(417)	(131)
Additions to intangible assets	(8)	(33)

Net cash used in investing activities	(425)	(164)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(4,118)
Proceeds from exercise of stock options/warrants	413	562

Net cash provided by (used in) financing activities	413	(3,556)

Effect of foreign currency exchange rates on cash and cash equivalents	(9)	—

Net increase (decrease) in cash and cash equivalents	1,511	(1,220)
Cash and cash equivalents, beginning of period	16,162	16,420

Cash and cash equivalents, end of period	$17,673	$15,200

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

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We have also experienced net losses in prior years and as of September 30, 2009, have an accumulated deficit of approximately $16.6 million.

(a) Use of Estimates

The accompanying unaudited condensed consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes. The preparation of the accompanying condensed consolidated financial statements requires the use of certain estimates by us in determining our assets, liabilities, revenues and expenses. Actual results may differ from these estimates.

(b) Basis of Presentation

Our condensed consolidated financial statements presented herein, without audit, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles (“GAAP”). The balance sheet information as of December 31, 2008 has been derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008 included in our Annual Report on Form 10-K, which was filed with the SEC on March 31, 2009. The condensed consolidated balance sheet as of September 30, 2009, the condensed consolidated statements of operations for the three and nine month periods ended September 30, 2009 and 2008, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2009 and 2008, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company for these interim periods. The results of operations for the nine months ended September 30, 2009 may not necessarily be indicative of the results to be expected for the year ending December 31, 2009.

We evaluated subsequent events through November 16, 2009, the date of financial statement issuance, to determine whether or not any such events required disclosure in this Form 10-Q.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(c) Property and Equipment (in thousands)

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consist of the following:

	September 30, 2009	December 31, 2008
Equipment	$1,891	$1,999
Purchased software	423	462
Furniture and fixtures	581	375
Leasehold improvements	81	143

	2,976	2,979

Less — Accumulated depreciation and amortization	2,346	2,552

Property and equipment, net	$630	$427

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life

Equipment	3 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Life of lease

Depreciation expense for the three months ended September 30, 2009 and 2008 was $66 and $74, respectively. Depreciation expense for the nine months ended September 30, 2009 and 2008 was $208 and $225, respectively.

During the three and nine months ended September 30, 2009, we disposed of $419 of property and equipment with accumulated depreciation of $414 resulting in a loss on disposal of $5. The assets were disposed of in connection with the move of our corporate offices and were no longer in service.

(d) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents, trade accounts receivable, and investments. We place a majority of our cash investments and other investments in one highly-rated financial institution in excess of federally insured limits. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At September 30, 2009, one customer accounted for 11% of our accounts receivable. At December 31, 2008, two customers accounted for 17% and 11% of our accounts receivable, respectively. No single customer accounted for 10% or more of our revenue for the three and nine month periods ended September 30, 2009 or 2008. We do not have any off-balance sheet risks as of September 30, 2009 or December 31, 2008, respectively.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(e) Goodwill and Other Intangible Assets (in thousands)

We do not amortize goodwill or indefinite-lived intangible assets, rather we review them annually for impairment, or more frequently, if impairment indicators arise. We have determined that we do not have separate reporting units and thus goodwill is combined and tested for impairment based upon an enterprise wide valuation. Separable intangible assets that have finite lives are amortized over their useful lives. The components of our amortized intangible assets follow:

	September 30, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Marketing-related	$84	$(80)	$4	$84	$(79)	$5
Technology-based	607	(543)	64	599	(523)	76

Total	$691	$(623)	$68	$683	$(602)	$81

Amortization expense for finite-lived intangible assets for the three months ended September 30, 2009 and 2008 was $7 and $10, respectively. Amortization expense for finite-lived intangible assets for the nine months ended September 30, 2009 and 2008 was $21 and $29, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:

2009, remainder	$7
2010	23
2011	20
2012	13
2013	5

$68

(f) Comprehensive Income (in thousands)

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of comprehensive income are as follows

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Net income	$519	$187	$685	$1,659
Foreign currency translation adjustment	(2)	—	(11)	—

Total comprehensive income	$517	$187	$674	$1,659

Accumulated other comprehensive loss consisted of the following:

	September 30, 2009	December 31, 2008

Foreign currency translation adjustment	$(30)	$(19)

(g) Recently Issued Accounting Standards

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (Codification). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an affect on our financial position, results of operations or liquidity.

In May 2009, the FASB issued authoritative guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected and is effective for interim and annual periods ending after June 15, 2009. This guidance requires that public entities evaluate subsequent events through the date that the financial statements are issued. We adopted this guidance effective with our quarterly period ended June 30, 2009 and the adoption did not have a material impact on our condensed consolidated financial statements.

(h) Fair Value of Financial Instruments (in thousands)

Effective January 1, 2008, we implemented authoritative guidance for our financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial assets and liabilities that are remeasured and reported at fair value at least annually.

We elected to defer until January 1, 2009 the implementation of this authoritative guidance as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis. We adopted this authoritative guidance for all nonfinancial assets and

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

nonfinancial liabilities measured at fair value on a non-recurring basis. Examples include goodwill, intangibles, and other long-lived assets. The adoption of this guidance did not have a material impact on our consolidated financial statements.

This guidance defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We have certain financial assets and liabilities recorded at fair value (principally cash equivalents and investments) that have been classified as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

At September 30, 2009 our assets and liabilities that were measured at fair value on a recurring basis included money market funds of $10 and a restricted investment of $136, consisting of a certificate of deposit with an original maturity of greater than twelve months from the date of the balance sheet, which were Level 1 financial assets.

The carrying amounts reflected in the consolidated balance sheets for restricted cash, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair values due to their short-term maturities.

(i) Foreign Currency Translation and transactions (in thousands)

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

Transaction gains (losses) for the three months ended September 30, 2009 and 2008 were $18, and $ 0, respectively and for the nine months ended September 30, 2009 and 2008 were $45, and $ 0, respectively. Transaction gains were recorded as interest and other income, net in the consolidated statements of operations.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted earnings per share is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Basic weighted average shares outstanding	9,799	9,521	9,770	9,621
Dilutive effect of options	435	638	401	711
Dilutive effect of unvested restricted shares	14	1	8	—

Shares used to compute diluted net income per share	10,248	10,160	10,179	10,332

In addition, there were unvested restricted shares and options outstanding to purchase 439 and 698 shares for the three and nine month periods ended September 30, 2009, respectively, and there were unvested restricted shares and options outstanding to purchase 596 shares for the three and nine month periods ended September 30, 2008, that were not included in the potential common share computations because their exercise prices were greater than the average market price of our common stock during the applicable period.

(3) Equity-Based Compensation Expense (in thousands)

We currently estimate the fair value of share-based awards using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of share-based awards include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. We do not anticipate paying any cash dividends in the foreseeable future and, therefore, use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include but are not limited to, the issuance of new share-based awards. The following table summarizes the weighted average assumptions we utilized for grants of share-based awards during the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008 *	2009	2008

Risk-free interest rates	2.8%	—	2.8%	2.8% - 3.3%
Expected dividend yield	None	—	None	None
Expected term	6.07 Years	—	6.07 Years	5.7 Years - 6.2 Years
Expected volatility	73.7%	—	73.7%	84.1% - 84.7%

*	No share-based awards were granted during the three months ended September 30, 2008.

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

Our results for the three months ended September 30, 2009 and 2008 include $216 and $197, respectively, and for the nine months ended September 30, 2009 and 2008 include $616 and $540, respectively, of share-based compensation within the applicable expense classification where we report the share-based award holders’ compensation expense. The following table presents share-based compensation expense included in our condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Cost of revenue-software licenses	$1	$1	$3	$3
Cost of revenue-services	19	19	56	56
Marketing and selling	10	9	36	35
Research and development	87	79	248	220
General and administrative	99	89	273	226

Share-based compensation expense before tax	216	197	616	540
Income tax benefit	—	—	—	—

Net compensation expense	$216	$197	$616	$540

(4) Commitments and Contingencies, (in thousands)

Lease commitments

We conduct our operations in leased facilities. The previous lease for our corporate offices expired August 31, 2009. That lease requires that we maintain a Letter of Credit for $150 through October 31, 2009 which is classified as current restricted cash on our Balance Sheet. In June 2009, we entered into a ten-year lease agreement for 27 square feet of office space with the right of first refusal on an additional 4 square feet in a building located in Marlborough, Massachusetts. Our current lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments begin after three (3) free months of rent and increase approximately 2% per annum. The total commitment under the lease is approximately $5,390, net of a tenant allowance of $411. We record rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. Our current lease agreement also required us to obtain a Letter of Credit in the amount of $136 to be in place through October 31, 2019, which we collateralized with a certificate of deposit classified as a long-term restricted asset on our Balance Sheet.

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a 33 month lease agreement in Nodia India. This lease agreement commenced May 1, 2008 and obligates us to make monthly payments including service taxes. Our total financial commitment during the 33 month lease period is approximately $132 U.S. dollars.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The future minimum annual lease payments, as of September 30, 2009, under our leased facilities are as follows:

Operating leases:

2009, remainder	$53
2010	542
2011	524
2012	521
2013	535
2014	549
2015	562
2016	576
2017	590
2018	603
2019	411

$5,466

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense is recorded under our cost of software license revenue on our consolidated Statement of Operations.

Indemnification

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of our liability under these agreements is minimal.

Legal Actions

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of September 30, 2009, no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the occurrence or resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

(5) Income Taxes (in thousands)

We account for income taxes under the asset and liability method, and determine our deferred tax asset or liability based on the difference between the financial statement and the tax basis of assets and liabilities, as measured by enacted tax rates in effect when these differences are expected to reverse.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The Company’s income tax provisions for the three and nine months ended September 30, 2009 and 2008 are primarily attributable to state income taxes in the U.S. and taxes related to foreign jurisdictions. Federal and state tax provisions for those periods included amounts in relation to the Company’s income generated in the U.S., reduced by previously unused net operating loss (NOL) carry forwards and tax credits that were recorded on the balance sheet with a full valuation allowance. As of September 30, 2009, a full valuation allowance was recorded against the Company’s net deferred tax assets in the U.S. At December 31, 2008, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $12,626 and $59, respectively, of which the benefit of approximately $7,532 and $59, respectively, when realized, will be recorded as a credit to additional paid in capital. The Company’s NOL carry-forwards begin to expire in 2020 for federal purposes. The Company also had U.S. federal and state research and development credit (“R&D Credit”) carryforwards of $932 and $331, respectively. These R&D credit carryforwards begin to expire in 2009 for federal purposes and 2016 for state purposes. As of December 31, 2008, we had foreign tax credit carryforwards of $380. These foreign tax credit carryforwards begin to expire in 2012.

We continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2009, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. We continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in future periods, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations.

Foreign taxes include foreign withholding taxes which vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States including Korea, Israel and Poland, as well as, foreign taxes paid by Bitstream India Pvt. Ltd., our subsidiary, in India. The following is a summary of the components of the provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Current:
State	$15	$—	$67	$14
Foreign	20	6	29	42

Total	$35	$6	$96	$56

In June 2006, the FASB issued authoritative guidance on accounting for uncertain income taxes which clarifies the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. We adopted this guidance on January 1, 2007. The implementation did not have a material impact on our consolidated financial statements, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 30, 2007, and December 31, 2008, we had no unrecognized tax benefits. We have not conducted a study of our research and development credit carryforwards. Such a study may result in an adjustment to our research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position. A full valuation allowance has been provided against our research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2009, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2004 through 2008 remain open to examination by the major taxing jurisdictions to which we are subject. We have determined that it is more likely than not that the deferred tax assets will not be realized, therefore, a valuation allowance has reduced the deferred tax assets to zero.

(6) Geographical Reporting (in thousands)

We report revenue and income under one reportable segment. Our management assesses operating results on an aggregate basis to make decisions about the allocation of resources. Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and long-lived assets by geographic area.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
*Revenue:
United States	$4,687	$4,609	$12,987	$15,302
United Kingdom (UK)	345	246	899	1,056
Canada	222	249	533	484
Other (Countries less than 5% individually, by Region)
Europe, excluding UK	212	283	705	1,033
Asia	176	88	647	441
Other	18	8	139	54

Total revenue	$5,660	$5,483	$15,910	$18,370

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

Long-lived tangible assets by geographic area are as follows:

	September 30, 2009	December 31, 2008
United States	$616	$410
India	14	17

Total	$630	$427

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

We maintain our executive offices at 500 Nickerson Road, Marlborough, Massachusetts 01752-4695. Our telephone number is (617) 497-6222. We maintain websites at www.bitstream.com, www.myfonts.com, and www.pageflex.com.

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

RESULTS OF OPERATIONS (in thousands, except percentages and per share amounts)

Revenue and Gross Profit:

	Three Months Ended September 30,				Change
	2009	% of Revenue	2008	% of Revenue
					Dollars	Percent
Revenue
Software licenses	$4,512	79.7	$4,222	77.0	$290	6.9%
Services	1,148	20.3	1,261	23.0	(113)	(9.0)%

Total revenue	5,660	100.0	5,483	100.0	177	3.2%

Cost of Revenue

Software licenses	1,779	39.4	1,696	40.2	83	4.9%
Services	500	43.6	598	47.4	(98)	(16.4)%

Total cost of revenue	2,279	40.3	2,294	41.8	(15)	(0.7)%

Gross Profit	$3,381	59.7%	$3,189	58.2%	$192	6.0%

Revenue and Gross Profit:

	Nine Months Ended September 30,				Change
	2009	% of Revenue	2008	% of Revenue
					Dollars	Percent
Revenue
Software licenses	$12,361	77.7%	$14,563	79.3%	$(2,202)	(15.1)%
Services	3,549	22.3	3,807	20.7	(258)	(6.8)%

Total revenue	15,910	100.0	18,370	100.0	(2,460)	(13.4)%

Cost of Revenue

Software licenses	4,946	40.0	5,555	38.1	(609)	(11.0)%
Services	1,622	45.7	1,782	46.8	(160)	(9.0)%

Total cost of revenue	6,568	41.3	7,337	39.9	(769)	(10.5)%

Gross Profit	$9,342	58.7%	$11,033	60.1%	$(1,691)	(15.3)%

License revenue from direct sales, which includes e-commerce sales, decreased $280, or 8.9%, to $2,855 for the three months ended September 30, 2009 as compared to $3,135 for the three months ended September 30, 2008. License revenue from resellers decreased $96, or 28.6%, to $240 for the three months ended September 30, 2009 as compared to $336 for the three months ended September 30, 2008. License revenue from OEMs and ISVs increased $666, or 88.7%, to $1,417 for the three months ended September 30, 2009 as compared to $751 for the three months ended September 30, 2008. License revenue from direct sales, which includes e-commerce sales, decreased $1,585, or 16.1%, to $8,231 for the nine months ended September 30, 2009 as compared to $9,816 for the nine months ended September 30, 2008. License revenue from resellers decreased $446, or 39.7%, to $677 for the nine months ended September 30, 2009 as compared to $1,123 for the nine months ended September 30, 2008. License revenue from OEMs and ISVs decreased $171, or 4.7%, to $3,453 for the nine months ended September 30, 2009 as compared to $3,624 for the nine months ended September 30, 2008.

License revenue varies between quarters due to the timing of license agreements. With the exception of new OEM license revenue for the three months ended September 30, 2009, revenue for the three and nine month periods ended September 30, 2009 decreased across all of our product lines due to delays in purchasing decisions by customers and decreases in royalties from consumer-based shipments by OEMs and ISVs during the respective periods. License revenue from OEMs increased during the three months ended September 30, 2009 and compared to the same period for the prior year due to the signing of several new licenses in a particularly strong September. We believe that the decreases we have experienced can be attributed primarily to the economic conditions affecting consumers and that our license revenue may continue to be similarly affected until general economic conditions improve.

The decrease in revenue from services for the three months ended September 30, 2009 was due to a decrease in consulting and training services of $106, or 46.8% to $121 as compared to $227 for the three months ended September 30, 2008, as well as, a decrease in revenue related to support contracts of $5, or 0.5%, to $1,028 for the three months ended September 30, 2009 as compared to $1,033 for the three months ended September 30, 2008. The decrease in revenue from services for the nine months ended September 30 2009 was due to a decrease in consulting and training services of $299, or 39.2% to $464 as compared to $763 for the nine months ended September 30, 2008. This decrease was partially offset by increases in revenue related to support contracts primarily driven by increases in our customer base and customer demand for publishing support services, of $42, or 1.4%, to $3,086 for the nine months ended September 30, 2009 as compared to $3,044 for the nine months ended September 30, 2008. We believe that our overall services revenue during 2009 will approximate the level attained in 2008 but if general economic conditions do not improve, service revenue for the quarter ending December 31, 2009 may continue to be lower than the level of service revenue achieved for the same period in 2008.

We recognize license revenue from direct sales and from licensing our products and third party products including e-commerce sales made via our websites, from licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of our browser, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three months ended September 30, 2009 and 2008 was $9 and $17, respectively. Referral income for the nine months ended September 30, 2009 and 2008 was $31 and $40, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The increase in cost of license revenue for the three months ended September 30, 2009 and the decrease in cost of license revenue for the nine months ended September 30, 2009 as compared to the same periods ended September 30, 2008 was primarily due to an increase of $62 and decrease of $635, for the three and nine month periods, respectively, in direct costs, including royalty costs, associated with sales of third party products, which vary with the product mix sold and the royalty rate paid on those products. We expect the cost of license revenue as a percentage of license revenue for the fiscal year ending December 31, 2009 to approximate the percentage for the year ended December 31, 2008, although the results may vary based upon the mix of products sold during the remainder of the year.

The decrease in cost of services revenue for the three and nine month periods ended September 30, 2009 as compared to the same periods ended September 30, 2008 was primarily due to a transfer of costs associated with the internal deployment of custom design personnel onto research and development projects during the second and third quarters of 2009 of $61 and $37, respectively, and a reduction in personnel and related salary and benefit costs of $50 during the third quarter of 2009. During the remainder of 2009, we expect our cost of services as a percentage of service revenue to approximate the percentages for 2008 but if economic conditions do not improve, our cost of services as a percentage of service revenue may increase unless we make certain infrastructure changes.

Cost of revenue includes royalties and fees paid to third parties for the development of, or license of rights to, technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of product.

Operating Expenses:

	Three Months Ended September 30,				Change
	2009	% of Revenue	2008	% of Revenue
					Dollars	Percent

Marketing and selling	$871	15.4%	$979	17.9%	$(108)	(11.0)%
Research and development	1,234	21.8	1,334	24.3	(100)	(7.5)
General and administrative	740	13.1	713	13.0	27	(3.8)

Total operating expenses	$2,845	50.3	$3,026	55.2%	$(181)	(6.0)%

Operating Expenses:

	Nine Months Ended September 30,				Change
	2009	% of Revenue	2008	% of Revenue
					Dollars	Percent

Marketing and selling	$2,778	17.5%	$3,358	18.3%	$(580)	(17.3)%
Research and development	3,641	22.9	4,048	22.0	(407)	(10.1)
General and administrative	2,195	13.8	2,072	11.3	123	5.9

Total operating expenses	$8,614	54.1%	$9,478	51.6%	$(864)	(9.1)%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The decrease in M&S expense for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily the result of decreases in payroll costs of approximately $105 primarily due to a temporary decrease of $52 in salaries due to changes in personnel and $27 in commissions and bonuses from decreased commissionable sales and bonuses. The decrease in M&S expense for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily the result of an $83 decrease in professional marketing agency services and decreases in payroll costs and advertising and marketing activities. Payroll costs decreased primarily due to decreases of $112 in commissions and bonuses from decreased commissionable sales and bonuses, a temporary decrease of $80 in salaries due to changes in personnel and a one-time bonus reversal of $33, which had been reversed during the second quarter of 2009. Advertising and marketing activities decreased $228 including a $200 decrease in tradeshow costs from the non-recurrence of the Drupa tradeshow during 2009. Drupa is held once every four years and was last held during the second quarter of 2008 in Düsseldorf, Germany. We expect our M&S expenses to increase above the level recorded for the nine months ended September 30, 2009 as a result of planned increases in trade show expenses and salaries including commissions during the remainder of 2009, but we also expect our M&S expenses for the year ending December 31, 2009 to remain below the level recorded for the year ended December 31, 2008.

Research and development (“R&D”) expense consists primarily of salary and benefits costs, contracted third-party development costs, and facility costs related to software developers and management. The decrease in R&D expense for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 was primarily the result of decreases in salaries and benefits and the use of third party contractors of $110 and decreases in facility related costs of $13, partially offset by an increase in the utilization of custom design and consulting personnel on R&D projects of approximately $37. The decrease in R&D expense for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 was primarily the result of decreases in salaries and benefits and the use of third party contractors of $488 partially offset by an increase in the utilization of custom design and consulting personnel on R&D projects of approximately $108. The decrease in R&D payroll costs for the three and nine month periods ended September 30, 2009 as compared to the same periods ended September 30, 2008 is primarily due to decreases in bonus accruals during 2009 reflecting our decreased performance caused by the current economic environment. We expect our development efforts to increase during the remainder of 2009 and to approximate the level recorded during the fourth quarter of 2008.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The increase in G&A for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 is primarily due to increases in bad debt expense of $43, state franchise tax and filing costs of $27, temporary and professional services of $39, and move related costs of $22, partially offset by a decrease in salary and benefits of $84. The increase in G&A for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 is primarily due to an increase in bad debt expense of $190 attributable to an increase in the allowance for doubtful accounts, an increase in state franchise tax and filing costs of $65, and an increase in temporary and professional service fees of $62, partially offset by decreases in salary and benefits of $177. The decrease in administrative payroll costs for the three and nine month periods ended September 30, 2009 as compared to the same periods ended September 30, 2008 is primarily due to decreases in bonus accruals during 2009 reflecting our decreased performance caused by the current economic environment. We expect G&A expense to increase moderately during the remainder of 2009.

Other Income, Net:

	Three Months Ended September 30,				Change
	2009	% of Revenue	2008	% of Revenue
					Dollars	Percent

Interest and other income, net	$18	0.3%	$30	0.5%	$(12)	(40.0)%

	Nine Months Ended September 30,				Change
	2009	% of Revenue	2008	% of Revenue
					Dollars	Percent

Interest and other income, net	$53	0.3%	$160	0.9%	$(107)	(66.9)%

Other income includes interest income earned on cash and money market instruments and foreign currency transaction gains. Transaction gains for the three months ended September 30, 2009 and 2008 were $18, and $0, respectively. Transaction gains for the nine months ended September 30, 2009 and 2008 were $45, and $0, respectively. Net interest income has decreased as compared to the same periods in the prior year due to a lower rate of interest earned on our cash and money market instruments.

Provision for Income Taxes:

	Three Months Ended September 30,				Change
	2009	% of Revenue	2008	% of Revenue
					Dollars	Percent

Provision for income taxes	$35	0.6%	$6	0.1%	$29	483.3%

	Nine Months Ended September 30,				Change
	2009	% of Revenue	2008	% of Revenue
					Dollars	Percent

Provision for income taxes	$96	0.6%	$56	0.3%	$40	71.4%

The Company’s income tax provisions for the three and nine month periods ended September 30, 2009 and 2008 are primarily attributable to state income taxes in the U.S. and taxes related to foreign jurisdictions. Federal and state tax provisions for those periods included amounts in relation to the Company’s income generated in the U.S., reduced by previously unused net operating loss (NOL) carry forwards and tax credits that were recorded on the balance sheet with a full valuation allowance. As of September 30, 2009, a full valuation allowance was recorded against the Company’s net deferred tax assets in the U.S. At December 31, 2008, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $12,626 and $59, respectively, of which the benefit of approximately $7,532 and $59, respectively, when realized, will be recorded as a credit to additional paid in capital. The Company’s NOL carry-forwards begin to expire in 2020 for federal purposes. The Company also had U.S. federal and state research and development credit (“R&D Credit”) carryforwards of $932 and $331, respectively. These R&D credit carryforwards begin to expire in 2009 for federal purposes and 2016 for state purposes. As of December 31, 2008, we have foreign tax credit carryforwards of $380. These foreign tax credit carryforwards begin to expire in 2012.

We continued to provide a full valuation allowance for our net deferred tax assets at September 30, 2009, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. We continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in future periods, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations.

Foreign taxes include foreign withholding taxes which vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States including Korea, Israel and Poland, as well as, foreign taxes paid by Bitstream India Pvt. Ltd., our subsidiary, in India.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share and per share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of September 30, 2009, we had net working capital of $16,041 versus $14,257 at December 31, 2008, an increase of $1,784 or 13%.

Our operating activities generated cash during the nine months ended September, 2009 and 2008 of $1,532 and $2,500, respectively. Cash from operating activities was generated primarily from our net income after consideration for non-cash expenses which increased cash for the nine months ended September 30, 2009 and 2008 by $1,535 and 2,453, respectively. We used cash of $425 and $164 for the nine months ended September 30, 2009 and 2008, respectively, for the purpose of acquiring additional property and equipment and intangible assets. Our financing activities for the nine months ended September 30, 2009 provided cash of $413 from the exercise of stock options, while our financing activities for the nine months ended September 30, 2008 provided $562 in cash from the exercise of stock options, but used cash of $4,118 to repurchase shares of our common stock. Our cash balance also decreased during the period ended September 30, 2009 by $9 from the effect of foreign currency exchange rates applied to the balances and activities of our subsidiary, Bitstream India Pvt. Ltd, whose functional currency is the Indian Rupee.

We conduct our operations in leased facilities. The previous lease for our corporate offices expired August 31, 2009. That lease requires that we maintain a Letter of Credit for $150 through October 31, 2009 which is classified as current restricted cash on our Balance Sheet. In June 2009, we entered into a ten-year lease agreement for 27 square feet of office space with the right of first refusal on an additional 4 square feet in a building located in Marlborough, Massachusetts. Our current lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments begin after three (3) free months of rent and increase approximately 2% per annum. The total commitment under the lease is approximately $5,390, net of a tenant allowance of $411. We record rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. Our current lease agreement also required us to obtain a Letter of Credit in the amount of $136 to be in place through October 31, 2019, which we collateralized with a certificate of deposit classified as a long-term restricted asset on our Balance Sheet.

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a 33 month lease agreement in Nodia India. This lease agreement commenced May 1, 2008 and obligates us to make monthly payments including service taxes. Our total financial commitment during the 33 month lease period is approximately $132 U.S. dollars.

The future minimum annual lease payments, as of September 30, 2009, under our leased facilities are as follows:

Operating leases:

2009, remainder	$53
2010	542
2011	524
2012	521
2013	535
2014	549
2015	562
2016	576
2017	590
2018	603
2019	411

$5,466

As of September 30, 2009, we had no material commitments for capital expenditures.

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

Off-Balance Sheet Arrangements

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of our liability under these agreements is minimal, but we can provide no assurance that payments will not be required to be made under these agreements in the future.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (FASB) issued the FASB Accounting Standards Codification (Codification). The Codification will become the single source for all authoritative GAAP recognized by the FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification does not change GAAP and will not have an effect on our financial position, results of operations or liquidity.

In May 2009, the FASB issued authoritative guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected and is effective for interim and annual periods ending after June 15, 2009. This guidance requires that public entities evaluate subsequent events through the date that the financial statements are issued. We adopted this guidance effective with our quarterly period ended June 30, 2009 and the adoption did not have a material impact on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of September 30, 2009, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. All of our investments are short-term money market accounts and bank deposits that are carried on our books at fair market value. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

Primary Market Risk Exposures

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiary are almost exclusively conducted in the local currency. The impact of currency exchange rate movements on inter-company transactions was immaterial for the three months ended September 30, 2009. International subsidiary operations will be translated into U.S. dollars and consolidated for reporting purposes. Currently, we do not engage in foreign currency hedging activities.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, and claims involving commercial, employment and other matters. We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of September 30, 2009, no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Instruments defining the rights of the holders of any class of our registered securities have not been materially modified during the three months ended September 30, 2009.

(b)	Rights evidenced by any class of our registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended September 30, 2009.

(c)	There were no unregistered securities sold by us during the three months ended September 30, 2009.

(d)	There were no repurchases of our equity securities during the three months ended September 30, 2009.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

(a)	Consistent with Section 10A(i)(2) of the Exchange Act, as added by Section 202 of Sarbanes-Oxley, the Company is responsible for listing the non-audit services approved during any reporting period by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor.

(b)	During the three months ended September 30, 2009, no amounts for services were brought before the Audit Committee for approval.

(c)	During the three months ended September 30, 2009, there were no changes made to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXIBITS

(a) Exhibits

CERTIFICATIONS

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II — SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC. (Registrant)

SIGNATURE	TITLE	DATE

/S/ ANNA M. CHAGNON Anna M. Chagnon	President and Chief Executive Officer (Principal Executive Officer)	November 16, 2009

/S/ JAMES P. DORE James P. Dore	Vice President and Chief Financial Officer (Principal Financial Officer)	November 16, 2009