Form 10-K
period 2009-12-31
BITSTREAM INC
filed 2010-03-31
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

COMMISSION FILE NUMBER: 0-21541

BITSTREAM INC.

(Exact name of Registrant as specified in its charter)

Delaware	04-2744890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Nickerson Road, Marlborough, MA 01752-4695

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to the filing requirements for the past 90 days.        Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        YES ☐    NO ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐    Accelerated filer    ☐    Non-accelerated filer    ☐    Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐    No ☒

The aggregate market value of voting stock and non-voting stock held by non-affiliates of the Registrant as of June 30, 2009 was approximately $41 million.

The aggregate market value of voting stock and non-voting stock held by non-affiliates of the Registrant as of March 22, 2010 was approximately $83 million. On March 22, 2010, there were 9,954,472 shares of Class A Common Stock, par value $0.01 per share issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders to be held on May 27, 2010, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part hereof.

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

We maintain our executive offices at 500 Nickerson Rd, Marlborough, MA 01752. Our telephone number is (617) 497-6222 and we maintain websites at www.bitstream.com, www.myfonts.com, www.pageflex.com, and www.boltbrowser.com. Investors may obtain copies of our filings with the Securities and Exchange Commission (the “SEC”) free of charge from our website at www.bitstream.com or the SEC’s website at www.sec.gov.

Overview

Mobile Browsing Technologies. BOLT provides a consistent, full desktop-style browsing experience on almost any handset. Based upon the Company’s ThunderHawk technology, BOLT was released into private beta in January 2009, and through March 2010, BOLT has been installed over 5 million times by mobile phone users looking for a better mobile browsing experience. The BOLT mobile browser offers faithful rendering of Web pages and it is the only browser for mobile phones of all types to support streaming video from popular media sharing sites such as YouTube and MySpace. Compatible with most handsets that support the J2ME or BREW/BMP operating systems, BOLT’s advanced features include W3C based widget support, direct Twitter integration, six levels of magnification, international localization, copy/paste, FOTA updates, and additional usability features such as auto-complete url, save page, secure browsing, patented split-screen minimap, password manager, rss subscriptions, automatic socket support, history and keypad shortcuts. BOLT is a WebKit based cloud-computing mobile browser. This cloud computing architecture is the key to BOLT’s capabilities. Web pages are first loaded by the BOLT servers, then transcoded and sent to the BOLT mobile browser client on handsets. This client/server approach maintains the integrity of Web page layouts, reduces packet consumption on data networks, dramatically improves page load speeds, and enables advanced features such as video streaming.

Fonts and Font Rendering Technologies. Bitstream is a leading developer of font technology solutions that enable developers to display high-quality text in almost any language for almost any device or application. We work with partners from around the world to provide complete text composition and font rendering solutions for consumer electronics devices, mobile handsets, set-top boxes, digital TVs, printers, graphics and software applications, and embedded systems. Our solutions include Bitstream Panorama™ for text composition and Font Fusion® for font rendering. Bitstream font technology supports all international languages. With our technology, developers can render any scalable industry-standard and compact font format. Developers rely on Bitstream for complete font solutions, including a certified Simplified Mainland Chinese font, MobileFonts™, the Tiresias Screenfont, the Closed Captioned TV (CCTV) Font Set, the TV Font Pack, delta-hinted screen fonts, and compact stroke-based Asian fonts. Bitstream also delivers high-quality font solutions for developers, ad agencies, graphic designers, desktop publishers, corporations, small businesses, and home office users. Our world-renowned library includes over 1,000 high-quality fonts in OpenType, TrueType, and PostScript Type 1 formats for Windows, Macintosh, Unix, and Linux. We also sell our fonts and fonts from other foundries and designers on MyFonts SM, a showcase of the world’s fonts available from one easy-to-use website. MyFonts.com provides the largest collection of fonts ever assembled for on-line delivery, and offers easy ways to find and purchase fonts on-line. MyFonts also offers unique typographic resources for research and reference, including WhatTheFont SM, a unique font identifier that accepts image files of fonts uploaded by users, analyzes the images, and then displays the fonts on the MyFonts.com site that most closely match the font shapes captured in the image. WhatTheFont is also available as an iPhone application.

Variable Data Publishing, Web-to-print, and Multi-channel Communications Technologies. The Pageflex® product line from Bitstream enables companies across the globe to communicate their marketing messages more easily and effectively. It is the technology of choice for brand management, web-to-print applications, and sophisticated personalized communications based on customer information. We pioneered flexible variable data software in 1997 and have been a technology innovator in the document customization arena ever since. The platform produces rich, creative, award-winning document designs that look like they were given the individual attention of a graphic designer but were, in reality, created on-the-fly with Pageflex variable publishing technology. Print service providers, marketing service providers, corporate marketers, and publishers use Pageflex products to ensure design integrity and brand control while empowering local users to customize and personalize print collateral, email campaigns, and 1-to-1 marketing Web sites. Pageflex Persona™ is desktop software that produces personalized print and email documents using data from a database. Pageflex Studio ID is a plug-in to Adobe InDesign for producing personalized print pieces. Pageflex Storefront is a turnkey solution for producing web portals for document customization and online purchasing of print documents. Pageflex Server provides an enterprise solution for high-volume document customization driven by a database or requests from a web site. Pageflex Campaign Manager lets companies develop personal conversations with their customers in print, email, and online. Pageflex products enable companies worldwide to streamline their document production processes, communicate more personally with their customers, and control their brand and market messaging while enabling their remote employees, franchises, and consumers to use a self-serve model to order customized communications.

PRODUCTS AND MARKETS OVERVIEW

We categorize our products and technologies into three product lines: (1) mobile browsing technology, (2) fonts and font technology, and (3) variable data, Web-to-print publishing, and multi-channel communications technology.

MOBILE BROWSING TECHNOLOGY

Mobile browsers are becoming a core offering to mobile device manufacturers, operators and software developers throughout the world as an efficient way to interact with the Internet in order to create a robust revenue stream in the wireless market. To meet this growing market, Bitstream created the next generation of its mobile browsing technology under the name “BOLT” and released the first version as part of private beta in January 2009. Following a very successful private beta, BOLT was launched into public beta in February 2009 to gain additional feedback from potential users and to ensure scalability for mass deployment. BOLT was launched out of beta in October 2009 with the release of BOLT 1.5. As part of the Company’s strategy to build market awareness through rapid market penetration, Bitstream gave BOLT away for free to consumers through an extensive viral marketing campaign. As a result of the Company’s efforts, BOLT was installed over 5 million times from January 2009 to March 2010.

BOLT provides a fast, easy-to-use full desktop PC-style browsing experience on phones of all types, from basic feature phones to high-end Smartphones. BOLT offers faithful rendering of complex web pages, web applications, forms and games, and is one of the fastest browsers on the market today. Other key features include significant over-the-air data compression resulting in fast page load times and decreased data cost, automatic socket support, six levels of magnification, download and upload functionality, copy/paste, international localization, tabbed browsing, W3C based widget support, direct Facebook and Twitter integration, six levels of magnification, international localization, copy/paste, FOTA updates, and additional usability features such as auto-complete url, save page, secure browsing, patented split-screen minimap, password manager, rss subscriptions, automatic socket support, history and keypad shortcuts. BOLT also offers several unique features, such as streaming flash video from popular sites like YouTube, MySpace, Google, Yahoo, CNN and ESPC, and support for tweeting directly from BOLT or posting to Facebook without navigating away from the currently loaded page.

BOLT’s WebKit-based cloud computing architecture is ideally suited for large-scale deployments, allowing for easy scaling to hundreds of millions of users. This architecture allows BOLT to compress data significantly, reducing carrier costs, improving page load speeds and enabling advanced features such as video streaming. To keep abreast of evolving Web standards, the BOLT server can be easily upgraded. Additionally, the BOLT client can be updated remotely over-the-air.

The BOLT product line includes the following:

•	BOLT™ Browser, a WebKit based browser for mobile phones of all types. Features include all of those listed above.

•	BOLT™ Lite, a reduced footprint version of BOLT Browser designed for lower end feature phones with certain features removed.

•	BOLT™ Library SDK, a software developers kit that enables third party applications or software developers to display Web pages within their applications.

With its launch into the market, 2009 was a pivotal year for BOLT. The following are highlights of the announcements made during the year and major milestones achieved:

Q1 2009:

•	BOLT introduced in private beta to select mobile enthusiasts and industry bloggers in January 2009.

•	BOLT named one of “Five Free BlackBerry Must-Have Downloads” in CIO and PC World.

•	BOLT launched in Public Beta from Mobile World Congress in Barcelona in February 2009.

•	BOLT hits 300,000 users and 15 million web pages rendered.

Q2 2009:

•	New Beta Version of BOLT Mobile Browser launched.

•	India becomes the largest market of BOLT users outside of the United States.

•	Mobile.blorge.com names BOLT one of “Top 40 best free Blackberry Apps“.

•	BOLT hits one million download mark.

•	BOLT Beta3 released with copy/paste and media upload features.

Q3 2009:

•	BOLT renders its 100 millionth page.

•	BOLT renders 1 million pages in a single day.

•	Cyrillic language support welcomes users from Russia, Ukraine and Belarus.

•	BOLT lite™ launched.

•	BerryReporter names BOLT one of “5 BlackBerry Apps Every Social Media Junkie Should Have”.

•	Wireless and Mobile News names BOLT one of the “Top Ten Best Free Blackberry Tour Apps“.

Q4 2009:

•	BOLT blasts out of beta at CTIA in October 2009 with the release of version 1.5.

•	BOLT selected as default Web browser for mobile phones in Indonesia in deal with K-Touch Mobile.

•	BOLT strikes Eastern-European distribution deal as default Web browser on Allview handsets.

•	Laptop Magazine names BOLT to its list of “Top 10 Blackberry Apps“.

•	PC Magazine names BOLT to its list of “Top 20 Free Blackberry Apps,” and awards BOLT 4 star rating (out of 5).

•	BOLT Browser 1.6 released with ability for BlackBerry users to set BOLT as default browser.

•	BOLT 1.6 achieves perfect 100 percent score on Acid3 test.

•	BOLT named Best Mobile Browser in 2009 Mobile Star Awards.

•	BOLT exits 2009 with more than 3.1 million downloads.

In addition to the awards and achievements of BOLT for 2009, we also achieved important additional milestones in early 2010. BOLT was named the winner of the Mobile Applications – Entertainment/Social Networking Category at the prestigious CTIA Emerging Technology (E-Tech) Awards. The E-Tech Awards ceremony took place on March 24, 2010 during International CTIA WIRELESS 2010® in Las Vegas. The awards program recognized products in 15 categories in the areas of consumer electronics, luxury mobile, applications, enterprise, green solutions and network technology.

BOLT also surpassed 5 million installations in March 2010, with a record download rate of over 25,000 installs per day and over 1 million installations in just over one month following Mobile World Congress in February 2010.

FONTS AND FONT TECHNOLOGY

Techniques used to present text and graphics are based on existing desktop publishing technologies and, when used in new distribution media, often result in a loss of visual integrity, degraded system performance, or both. To efficiently deliver digital information that retains the author’s intended visual impression, computer systems must use enabling technologies that reduce file size, minimize bandwidth consumption, and operate reliably across computing environments. The evolution of real-time operating systems (RTOS), mobile phone operating systems, wireless devices, PDAs, set-top boxes, information appliances, and embedded systems in general require the transition from the use of bitmaps to display text on these devices to the use of outlines and vector-based shapes to display text that can be infinitely scaled to fit the content being viewed to the screen dimensions of any device. Text that is easy to read on any hardware device, on any software platform, at any size, and at any resolution is immeasurably important.

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

Our fonts and font technologies are designed to support existing and new technological and typographic standards, such as OpenType, TrueType, and PostScript Type 1, as well as Unicode and native encodings. Our technologies are designed to be embedded within full-featured products produced by OEMs (original equipment manufacturers) and ISVs (independent software vendors). Our products are also designed to function in multi-platform computing environments, including Windows, Macintosh, UNIX, Linux, RTOS, BREW, BMP, and Java.

We have a long history of working with standards organizations worldwide to enhance technological development. We created the portable font resource (PFR) as a highly compact, resolution independent representation of characters that can be displayed on different systems while retaining font fidelity. Independent organizations responsible for setting digital TV standards have adopted the PFR font format as their standard for digital television, including ATSC (Advanced Television Systems Committee), DAVIC (Digital Audio Visual Council), DVB (Digital Video Broadcasting), DTG (Digital TV Group), MHP (Multimedia Home Platform), ISO/IEC 16500-6:1999 (International Organization for Standardization / International Electrotechnical Commission), and OCAP (Open Cable Application Platform). Most recently, in 2009, our GB18030-2005 stroke font was certified by the Chinese SLC (State Language Committee and the CITS/CESI (Committee on Information Technology Standards /China Electronics Standardization Institute) for distribution within the People’s Republic of China.

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

For the general computer user, fonts have been difficult to find, purchase, and install, and often represent an unknown aspect of his or her desktop environment. Our goal is to provide access to fonts for all users, not just graphic arts professionals. MyFonts, created with the participation of some of the industry’s most influential font foundries, provides one of the largest collections of fonts ever assembled. It features new ways to find and purchase fonts on-line, and offers unique typographic resources and a forum for interacting with font experts. As of February 1, 2010, over 700 foundries, large and small, domestic and international, participated as partners with MyFonts to offer their fonts for sale. This represents an aggregate collection of over 60,000 fonts. Some of the key features of MyFonts are: (1) an advanced search feature, which enables customers to browse and locate fonts using keywords both a novice and expert can understand; (2) WhatTheFontSM, a free service which allows customers to scan images of typefaces and upload them to MyFonts.com for identification; (3) the ability to find fonts similar to a particular typeface design using the “Show me more fonts like this…” feature; (4) test driving a font in text the user enters; (5) exploring the world of fonts with links to typographic resources available on the web; (6) the ability to collect fonts into one or more Font Albums for side-by-side comparison and collaborative decision making; and (7) the ability for users to click a button on the MyFonts website to download an automatic font installer.

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

•

Font Fusion Printing System, a font subsystem for developers of operating systems, servers, applications, printers, and printer controllers, where a complete font solution is needed to provide scalable resident fonts and support for downloadable, industry-standard fonts.

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

•

Certified Simplified Chinese GB18030-2005 Stroke Font, Bitstream’s Stroke-based Chinese font has been certified by both the SLC (State Language Committee) and CITS/CESI (Committee on Information Technology Standards / China Electronics Standardization Institute). The SLC and CITS/CESI are Chinese standards groups that approve multilingual fonts for distribution within the People’s Republic of China (PRC). The GB18030-2005 certified compact stroke-based font contains over 31,400 characters, supports Chinese, Mongolian, Tibetan, Yi and Uyghur, and is just under 1 MB in size—less than one-tenth the size of a traditional true-type Asian font. It integrates seamlessly with Bitstream’s best-of-breed Font Fusion font rendering engine.

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

•

Printer Fonts—a set of fonts for printer emulation products featuring optimized output combined with a small footprint; supports Arabic, Hebrew, Baltic and Central European character sets in addition to standard Western European character sets.

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

Our variable data and Web-to-print multi-channel publishing products, which are marketed and sold under the Pageflex brand, use intelligent, flexible templates to automatically assemble customized content—logos, imagery, illustrations, and text—in print, bitmap, or HTML formats for production through a wide range of digital print output devices, the web, and e-mail. Pageflex templates are based on the principle of separating document content—raw information—from document design—how the page is laid out, what fonts and colors are used, and how images are sized and positioned. The copyfitting and placement rules, together with permissions that govern user ability to change elements, are built into each design template by the designer. Content providers can modify and add their content with little or no design skill. Document designs originally developed in Quark Xpress can be imported into Pageflex through the use of a Pageflex Xtension that enables documents to be exported to the Pageflex XML data format. Similar capabilities exist for document designs originating in Adobe InDesign or companies can choose to use Pageflex’s line of plug-in products that produce customized documents directly from Adobe InDesign.

The Pageflex product line consists of:

Desktop Applications:

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

•

Pageflex Studio ID is a variable data plug-in for Adobe InDesign CS4 enabling the personalization and customization of print documents. Users utilize an additional Pageflex Studio ID palette within InDesign to create variables, business rules, action scripts, and print settings for each data run. The plug-in is also used to prepare customizable templates for use in Pageflex Server and Pageflex Storefront, Bitstream’s award-winning web-to-print offering. It is available on both the Macintosh and Windows platforms.

Server Applications:

•

Pageflex Server is an enterprise-level variable data solution that can be plugged into any workflow. It can be used for offline variable data processing in which orders are taken in through traditional means (email, FTP, etc.) and is also ideal for jobs that run on a regular basis (with updated mail list data). Some Pageflex Server customers use it as the backend variable data print (VDP) engine behind a web-to-print site that they have developed themselves; others use it independent of a web-to-print offering. Companies use it to automate the production of business cards and correspondence, marketing brochures and booklets, advertising and signage, photo books and yearbooks, and much more.

Pageflex Server works with both the patented Pageflex NuDoc composition engine, which features flexible documents that adjust dynamically based on the size or shape of the variable content added, or the industry-standard Adobe InDesign CS4 Server for the ultimate in graphic design features.

Pageflex Server can scale to handle high volumes of jobs, and its robust 24x7 architecture includes server cluster scalability, queue-based load balancing, fail-over protection, centralized licensing and administration, and an extensible platform and APIs for end-to-end workflow integration with existing production and business systems.

•

Pageflex Storefront, Pageflex’s most popular product, provides companies with an easy-to-use online platform for creating, customizing, and distributing all types of documents. While print service providers call it a web-to-print solution and corporate marketers call it a collateral management system, they all agree that Pageflex Storefront saves them time and money, and gives them brand control, business growth opportunities, and the ability to streamline their internal processes.

This turnkey solution includes user account, shopping cart and order management, as well as personalization and customization technology for online document editing. Pageflex Storefront was a winner of the prestigious GATF InterTech Technology Award for 2005, which is recognized industry-wide as a mark of excellence and innovation. The judges described the system as “elegant”, “user friendly”, and “amazingly powerful”. Pageflex Storefront has gone on to win numerous other industry awards as we have enhanced the product with capabilities specific to business-to-business and business-to-consumer sites, integrations with third-party print production systems that enable streamlined and automated workflows, and product internationalization.

Pageflex Storefront is customizable, allowing companies to give their web site a unique look and feel, a workflow that meets their users’ needs, and the ability to seamlessly integrate it with other systems within their organization, for example a digital asset management system, a CRM system, mail list databases, production workflow systems, or an MIS product.

Similar to Pageflex Server, the document templates offered on the site can be designed using the patented Pageflex NuDoc composition engine or the industry-standard Adobe InDesign CS4 Server.

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

Pageflex Campaign Manager is used to produce printed direct mail, email, and Web microsites, with each of these components being personalized for the individual recipient. The direct mail and email components can contain a personalized URL (pURL) that the recipient can visit online. At the resulting Web microsite the Web content can be personalized and customized for the individual based on demographic or buying information that is known about them. Pageflex Campaign Manager can be used to develop surveys on the Web microsite pages to gather additional information about the customer. An API enables integration with CRM and other business systems. The system can generate follow-up emails to the individual, alerts to the appropriate sales person, and follow-up print mailings. A refer-a-friend feature allows recipients to pass the campaign along to others or for visitors to a website to self-register to be part of the campaign.

Pageflex Campaign Manager includes a password-protected online dashboard where the marketer can view in real-time an accurate, detailed account of the effectiveness of each component used in the multi-touch campaign. Individual recipients are tracked, including how many times they are touched and their responses to online surveys. Overall campaign statistics can be viewed and analyzed.

Associated Software Products:

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

•

Pageflex Studio is the desktop publishing application that is used to create variable data templates for all NuDoc-based Pageflex server applications. Pageflex Studio is the project management hub where templates are graphically designed, variability is added, flex is assigned to page elements, and production settings are defined.

•

Pageflex Chart adds beautiful, visually-rich charts to variable data projects. It offers creative freedom with seven of the most common 2D and 3D chart formats and a wide-array of options for customizing the look and feel of each format to compliment the document design in which they will be placed. Pageflex Chart works in conjunction with Pageflex Persona Cross Media Suite, Pageflex Storefront, or Pageflex Server.

We design our publishing products and technologies to support technological standards. We are a founding member of the Print On Demand Initiative (PODi), an alliance of key vendors and service providers working in the digital color printing market. PODi members include Canon, Electronics for Imaging (EFI), Hewlett-Packard, Kodak, Konica Minolta, and Xerox. We also actively participate in the PODi standards development group, which has written and released a PPML standard harmonizing the ten vendor-specific proprietary protocols currently used to drive digital presses at high speed into one open standard supporting PostScript and PDF. Our publishing software, since its inception, has sought to drive all brands of digital printers. With strong input from the Company, PPML has been adopted as a standard across the industry, and we continue to play a leading role in this standardization program. In February 2007 Pageflex was the industry’s first PPML producer to receive PPML Certification from PODi.

SALES AND MARKETING

We manage our sales and marketing efforts from our corporate headquarters in Marlborough, Massachusetts. Sales personnel receive a base salary plus commissions. Our sales and marketing organization focuses on direct sales and marketing activities and on maintaining and expanding reseller and OEM relationships. We also seek to enhance our relationships with existing and potential customers and have training and technical support teams who work with existing and potential customers, resellers, and strategic partners to support the sales process and to facilitate the implementation and use of the Company’s software products and technologies.

We promote our products through (1) attendance and exhibition at major industry trade shows, (2) participation in tradeshow booths and sales events sponsored by our strategic partners for our browsing and publishing technologies, (3) participation in several standards committees, (4) PR efforts to secure editorial coverage in industry and business publications, web sites, and blogs (5) advertising in industry publications and on related websites, (6) engaging in direct marketing activities including print, email and web marketing campaigns, (7) sponsorship and delivery of webinars (8) our various websites including, www.bitstream.com, www.myfonts.com, www.pageflex.com, and www.boltbrowser.com, (9) entry into industry awards competitions (10) social media participation and outreach, such as product blogs, Facebook, and Twitter, (11) executive speaking engagements and (12) through search engine optimization and search engine marketing.

The principal objectives of our marketing strategy for fonts and font technology are to continue to increase sales to OEMs and ISVs, who integrate Bitstream font technology software into their products, and to continue to increase sales of our fonts to retail and corporate customers. OEM and ISV agreements to which we are a party range from a license for a small group of typefaces to agreements for an entire spectrum of font products and/or technologies that can be incorporated into the customer’s hardware or software products The principal objective of our marketing strategy for our publishing technologies is to continue to expand awareness of our on-demand marketing software products among web-to-print providers, digital service and print providers, corporate marketing departments, design firms, advertising agencies, direct mail houses, and other corporations and end users, as well as to encourage existing customers to make additional investments in Pageflex products and services. The principal objective of our marketing strategy for our mobile browsing technologies is to increase brand awareness and improve our browsing products through direct-to-consumer downloads. This increased brand-awareness and product improvements based on end-user feedback fuels licensing deals with OEMs and wireless carriers. Marketing activities for our e-commerce initiative have been focused on recruiting font foundries to include their products on our MyFonts.com site, making web users aware of MyFonts.com, attracting them to the website, and providing compelling content to keep them there. Marketing activities to increase awareness on the part of potential font buyers consist of efforts aimed at building web links from search engines and other Internet sites, signing up affiliates to send new users to MyFonts in return for a percentage of purchases made by such users.

Since 2004, we have sent regular newsletters to our e-commerce subscriber base including, a monthly “Rising Stars” newsletter featuring top-selling fonts and a monthly “Creative Characters” newsletter featuring an interview with a font designer. As of February 1, 2010, over 700,000 subscribers receive these newsletters. In addition, new foundries are featured shortly after joining MyFonts on the MyFonts blog along with other typographic commentary. New fonts are featured in an RSS feed. MyFonts maintains a Facebook presence and uses Twitter to post newsworthy events and respond to comments and questions. Pageflex product line also sends regular email communications to customers and prospects that have opted-in to receive this mail. “Content” is a seasonal email newsletter and “Tips & Bits” is a monthly email that provides focused advice on succeeding with Pageflex products. We plan to continue these marketing efforts in the future and, as new opportunities arise, we intend to evaluate other marketing approaches.

CUSTOMERS

We license our font and font technology products to a variety of OEM and ISV customers worldwide. We also sell custom and other typeface products directly to corporate customers and individual end users through various means including sales to consumers worldwide through our e-commerce website. We license our mobile browsing technologies to mobile operators, device manufacturers, corporations and end users, as appropriate. We license our publishing products directly to web-to-print providers, print service providers, marketing services companies, advertising agencies, and major corporations, and indirectly through resellers and strategic partners. We intend to continue to broaden our customer base through increased marketing efforts, by developing relationships with systems integrators, OEMs, and partners, and by introducing new product offerings and third party integrations that expand the use of our products and the markets which they serve.

No customer accounted for 10% or more of our revenue for any of the years ended December 31, 2009, 2008, or 2007. From time to time, product sales to a specific customer during a fiscal quarter may constitute more than 10% of our revenue for such quarter and a single customer may be responsible for 10% or more of our accounts receivable balance at any point in time. At December 31, 2009, two customers accounted for 27% and 24% of our accounts receivable, respectively, and at December 31, 2008, two customers accounted for 17% and 11% of our accounts receivable, respectively. We have broadened and intend to continue to broaden our customer base through expanded product offerings and increased marketing efforts. Revenue by geographic area is included in Footnote 10 in the Notes to the Consolidated Financial Statements enclosed herewith.

RESEARCH AND DEVELOPMENT

Bitstream is committed to developing innovative software to enhance communications. In particular, we focus on (1) developing software to allow for the best browsing experience on mobile devices, (2) developing premier font technology solutions that render high-quality text in any language for any application or device, (3) developing leading-edge technology for MyFonts.com, and (4) advancing our variable data, Web-to-print, and multi-channel marketing technologies to meet the needs of an expanding market. To accomplish these goals, we have invested, and expect to continue to invest, significant resources in research and development.

During 2009, our research and development activities produced the following:

•

BOLT 1.5 In October 2009, after eight months of public beta testing by over two million users, Bitstream released the first commercial version of the BOLT browser. Building on the popularity BOLT beta’s best-of-breed page rendering, fast page load speeds and streaming video support, version 1.5 added user-requested features such as a dedicated search bar, cache support, download manager, and support for streaming videos of any length.

•

BOLT Lite In June 2009, in response to requests from users of extremely resource-constrained, entry-level phones, Bitstream released a lite version of the BOLT browser. BOLT Lite contains all the essential features of the BOLT mobile browser, retaining BOLT’s feature-rich functionality, best-of-breed download speeds and desktop PC-style page layout. BOLT Lite’s 150KB package was optimized for entry-level devices by eliminating BOLT’s non-critical features such as landscape orientation settings, inline videos, transport protocol settings, copy-paste operations, favorites organization, inline editing, find in page feature, and 3XL magnification.

•

Bitstream Panorama 5.0. In July 2009, we released version 5.0 of our global text composition engine, which features the ability to layout, position, substitute, and render characters in worldwide languages, including complex script languages. This release included several new APIs, support for fractional sizes and positions, and significant performance enhancements.

•

Font Fusion 5.0. In July 2009, in concert with the release of Bitstream Panorama 5.0, we released version 5.0 of our font rendering engine that enables OEMs and developers to render high-quality characters in any language, any format, at any resolution, on any software platform or hardware device. The upgrade offered a smaller, faster PFR format and optimizations designed to extend the functionality of our premier font subsystem that renders high-quality characters in any format, at any resolution, on any platform or device.

•	WhatTheFont iPhone app allows iPhone users to take a photo of lettering and immediately get the font identified using WhatTheFont.

•

Pageflex Chart. In March 2009, we introduced this new product that adds the strong visual impact of data-driven charts to one-to-one communications. Pageflex Chart dynamically creates seven common chart formats—including line, column, pie, and spline—in high-resolution for use in documents produced with Pageflex Persona Cross Media Suite, Pageflex Storefront, and Pageflex Server. Pageflex Chart is an add-on to these Pageflex products.

•

Pageflex 7.0/7.5. In the second quarter of 2009, we released Pageflex 7.0 and then in December 2009 we released additional functionality with Pageflex 7.5. Collectively these releases brought enhancements to all server-based Pageflex products. The primary focus of the 7.0 release was to expand the media types supported in Pageflex Storefront through integration with the industry-standard Adobe InDesign CS4 Server. This integration enables Pageflex Storefront customers that use InDesign extensively to also use the application for documents they use in Pageflex Storefront. This simplifies their production processes, reduces their costs, and gives them access to the rich graphic design capabilities offered by InDesign. It also neutralizes the argument that Pageflex is “proprietary,” which competitors that have previously integrated with InDesign tend to voice. The 7.0 release also added the ability to schedule when Pageflex Campaign Manager sends emails and brought modernization enhancements to the Pageflex Storefront and Pageflex Campaign Manager user interfaces. The 7.5 release similarly added the ability for Pageflex Server to work with InDesign documents and added more than two dozen customer-requested pieces of functionality across the product line. For Pageflex Storefront the new functionality included the ability to ship items in an order to multiple addresses, powerful workflows for customized documents that need to be approved by multiple levels of managers, and a number of features that further improve usability. Pageflex Campaign Manager was enhanced through the addition of add-a-friend and self opt-in capabilities, which support creating viral marketing campaigns, construction of trackable “Forward To A Friend” links for email and websites, and simplifying internal processes for adding fresh leads to an online marketing campaign. The ability to track undeliverable emails via integration with an SMTP server was also added to Pageflex Campaign Manager. And a Campaign Manager API was published to support email and job scheduling, automated database updating for synchronizing with CRM systems, and custom report generation. The 7.5 release also added new functionality for handling overprint and ICC profiles in print production workflows.

•

Pageflex Studio ID. In June 2009, we introduced Pageflex Studio ID, a variable data plug-in for Adobe InDesign CS4. This desktop application enables the data-driven personalization and customization of print documents from within the In Design application. Users use an additional Pageflex Studio ID palette within InDesign to create variables, business rules, action scripts, and print settings for each data run. Pageflex Studio ID also is used to prepare customizable templates for use in Pageflex Server and Pageflex Storefront. It is available on both the Macintosh and Windows platforms.

•

Pageflex Product Integrations. Integrations of third party products with our Pageflex product line continue to provide additional functionality to our customers’ applications. In 2009, we completed the following third party integrations:

•	Enhanced existing Pageflex Storefront integration with AccuData to display in the shopping cart the cost of purchasing the data list.

•	Extended Pageflex Storefront to allow end user credit card payment via eSelectplus from Moneris Solutions.

•	Integration of Pageflex Campaign Manager with FedEx for the online production of package labels.

•	Integration with PrintStream to communicate job orders, shipping status, and tracking numbers between Pageflex Storefront and PrintStream.

COMPETITION

Our BOLT browsing technology competes with the browsing solutions offered by a wide variety of companies, including large software companies and small companies focused solely on the mobile browsing market. Our mobile browser competitors include Opera Software ASA, Access Co., Ltd., SkyFire Labs, Inc, InfoGin, and Novarra Inc. BOLT compares favorably against these competitors primarily because of its page rendering quality, page load speed, streaming video support, widget support, direct Twitter integration, ease-of-use, ability to access a wide variety of websites and the browser’s WebKit-based cloud-computing technology, which provides many advantages, the most important being user experience, speed and security. The cloud computing architecture also gives BOLT a high degree of compliance with open HTML standards, making fast and full-featured mobile web browsing possible.

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

Our publishing software competes with offerings of end-to-end solutions and integration services that include on-demand publishing tools. These solutions in turn compete with solutions created by our customers. Pageflex Server and Pageflex Storefront are server-based enterprise applications targeted at the customized print or web-to-print segment of the on-demand publishing market, while Persona Cross Media Suite is a desktop product for database-driven print and HTML email production. Rapid technological developments and frequent product introductions characterize this market. Competitive solutions also include VDP and Web-to-print products bundled with digital presses, or integrated with print-shop management systems in the print provider market. In the corporate market, competitive solutions, especially for Pageflex Campaign Manager, include those integrated with marketing campaign management, email marketing, and CRM strategies. Participants in this market compete based on functionality, price, service, customizability, and interoperability with other e-publishing solutions and components. Pageflex competitors include EFI, MindFire, Online Print Solutions, PressSense, and Printable. Recently this market has seen some consolidation with major digital press vendors adding software solutions to their product portfolios, including Xerox Corporation, which owns Pageflex competitor XMPie, the Kodak InSite product, and Hewlett Packard with their SmartStream product line. This is a trend that may continue and change our competitive landscape. In addition, we may face new competition from emerging products and technologies. We believe our publishing products compete favorably based on rich feature sets, ease of use, long-term cost of ownership, stability, scalability, customer service and support, and customer satisfaction.

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

Our policy is to apply for U.S. patents and seek copyright registration for our technology and seek trademark registration of our marks from time to time when management determines that it is competitively advantageous and cost effective to do so. We have been granted ten patents by the United States Patent and Trademark Office, three for certain aspects or applications of the Company’s TrueDoc technology, one for our DocLock technology, one for our Font Fusion technology, one for our Pageflex technology, three for our BOLT/ThunderHawk browsing technology and one for our technology behind our MyFonts.com website. Furthermore, multiple U.S., PCT, EPO, and Japanese applications are in process for some of the Company’s newer technologies. Bitstream®, Font Fusion®, TrueDoc®, T2K®, MyFonts®, Pageflex®, and Cyberbit® are federally registered trademarks of the Company. All other trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

EMPLOYEES

As of March 22, 2010, the Company employed 97 people, including 17 in sales and marketing, 20 in customer support and consulting, 47 in research and development, and 13 in general and administrative functions. In March 2010, we announced our plan to significantly add to the sales and marketing resources of the Company to support our growing sales and marketing effort especially as it relates to our BOLT mobile browsing product line. Although the positions were not yet filled as of March 22, 2010, we are actively recruiting for a number of positions in the sales and marketing area for BOLT and our Pageflex publishing product line. We also hope to add as many as 15 new sales and marketing team members, including senior level and executive talent, during 2010, which would almost double our current resources. Of our 97 employees, 95 are full-time and 2 are part-time, and 25 of the full-time employees are based in our office in India. We also retain consultants from time to time to assist us with particular projects. We believe that our future success will depend in part on our ability to attract, motivate and retain highly qualified personnel. None of our employees is represented by a labor union and we have not experienced any work stoppages. We consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers and their ages as of March 22, 2010 are as follows:

Name	Age	Position
Anna M. Chagnon	43	President and Chief Executive Officer
John S. Collins	70	Vice President and Chief Technology Officer
James P. Dore	51	Vice President and Chief Financial Officer
Sampo Kaasila	49	Vice President, Research and Development
Costas Kitsos	49	Vice President of Engineering

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

Sampo Kaasila has served as Vice President, Research and Development, of the Company since November 2001. Mr. Kaasila serves as the principal architect of the Company’s font technology, and mobile browsing products. From November 1998, when Mr. Kaasila joined Bitstream upon the acquisition of Type Solutions, Inc., to November 2001, he served as Director of Research and Development, Type Solutions. From August 1989 to November 1998, he was a founder and President of Type Solutions, Inc., a leading developer of font technologies including T2K™, a font renderer which provides an object oriented design, advanced architecture and algorithms, and a clean API resulting in maximum reliability, performance, and easy integration. From August 1987 to August 1989, Mr. Kaasila worked at Apple Computer Inc. where he was the lead engineer and inventor of the True Type technology now part of every MacIntosh and Windows PC. Mr. Kaasila holds a Masters degree in Electrical Engineering from the Royal Institute of Technology in Stockholm, Sweden where he graduated first in his class in January 1983.

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

Risks related to our international sales. Sales to customers outside the United States represented 19.0% of our revenue for the year ended December 31, 2009. This revenue does not include revenue derived from products sold into the international market by our domestic OEM and ISV customers or foreign purchases downloaded from MyFonts.com. We expect that our international business will continue to account for a significant portion of our future revenue. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore less competitive in foreign markets. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, potentially adverse tax consequences, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on our future revenue and our results of operations. In addition, our European business is significant and has historically been negatively affected during our fiscal quarter ending September 30 due to the summer closing or slowdown of several European customers.

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

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2. Properties (in thousands)

We conduct our operations in leased facilities. In June 2009, we entered into a ten-year lease agreement for 27 square feet of office space with the right of first refusal on an additional 4 square feet in a building located in Marlborough, Massachusetts. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments begin after three (3) free months of rent and increase approximately 2% per annum. The total commitment under the lease is approximately $5,390, net of a tenant allowance of $411. We record rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. This lease agreement also required us to obtain a Letter of Credit in the amount of $136 to be in place through October 31, 2019, which we collateralized with a certificate of deposit classified as a long-term restricted asset on our Balance Sheet.

We also lease a small engineering office in Plaistow, New Hampshire for approximately $1per month on a month to month basis.

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a thirty-three (33) month lease agreement in Nodia India. This lease agreement commenced May 1, 2008 and obligates us to make monthly payments including service taxes. Our total financial commitment during the thirty-three (33) month lease period is approximately $132 U.S. dollars.

We believe our facilities are adequate for our current needs. As the Company continues to grow, additional space may be required. We believe that suitable additional space, if needed, will be available to us on commercially reasonable terms.

ITEM 3. Legal Proceedings

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of December 31, 2009 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

ITEM 4. (Reserved)

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

	2009		2008
	High	Low	High	Low
First Quarter	$5.24	$3.76	$6.46	$4.78
Second Quarter	5.20	4.06	6.96	5.38
Third Quarter	5.81	4.71	6.44	4.67
Fourth Quarter	7.66	5.02	5.48	3.00

As of March 22, 2010 our Class A Common Stock was held by approximately 100 holders of record and we believe that our Class A Common Stock was beneficially held by more than 500 holders. There are no issued and outstanding shares of our non-voting Class B Common Stock.

DIVIDENDS

Bitstream has never declared or paid cash dividends on its capital stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends on our capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered securities sold by us during the three years ended December 31, 2009. During the years ended December 31, 2009, 2008, and 2007, Bitstream issued an aggregate of 288,967, 290,918, and 762,359 shares, respectively, of Class A Common Stock in connection with the exercise of vested options and warrants issued under our 1994 Stock Plan, 1996 Stock Plan, 1997 Stock Plan, 2000 Stock Plan and 2006 Incentive Compensation Plan. In addition, during each of the years ended December 31, 2009, 2008, and 2007, Bitstream issued an aggregate of 50,000 shares, of Class A Common Stock in connection with the award of restricted stock under our 2006 Incentive Compensation Plan. The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 promulgated thereunder, in that they were issued either pursuant to written compensatory benefits plans or pursuant to a written contract relating to compensation, as provided by Rule 701. For a discussion of the Company’s equity compensation plans, see Note 7 of the Notes to Consolidated Financial Statements included herein.

EQUITY COMPENSATION PLANS

The information concerning the Company’s equity compensation plans required by this Item is contained in Item 12 of this report.

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative 5-year total return of holders of Bitstream Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends) from 12/31/2004 to 12/31/2009. The Comparisons shown on the graph below are based on historical data. We caution that the stock performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s Common Stock.

*$100 invested on 12/31/03 in stock or index, including reinvestment of dividends.

Fiscal year ending December 31.

	12/04	12/05	12/06	12/07	12/08	12/09
Bitstream Inc.	100.00	141.89	328.30	241.89	173.21	286.04
NASDAQ Composite	100.00	101.33	114.01	123.71	73.11	105.61
NASDAQ Computer & Data Processing	100.00	102.45	115.69	138.09	78.91	126.06

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

ITEM 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below as of December 31, 2009 and 2008 and for the three years ended December 31, 2009 have been derived from the Company’s consolidated financial statements, which have been audited by an independent registered public accountant, whose reports thereon are included elsewhere in this report. The selected consolidated financial data presented below as of December 31, 2007; and as of December 31, 2006 and 2005, and the years then ended, have been derived from, and are qualified by reference to, the Company’s audited financial statements, which are not included in this report. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements of the Company and Notes thereto, the section below entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other financial data appearing elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA,

(in thousands, except per share amounts).

	Years Ended December 31,
	2009	2008	2007	2006	2005
Operations:
Revenue	$21,489	$24,008	$23,618	$20,248	$15,653
Income (loss) before provision for income taxes	1,060	2,476	4,012	3,217	1,090
Net income (loss)	852	2,368	3,991	3,234	1,034
Net income (loss) per share
Basic	0.09	0.25	0.41	0.36	0.12
Diluted	0.08	0.23	0.36	0.30	0.11
Financial Position:
Cash and cash equivalents	17,915	16,162	16,420	10,542	5,464
Working capital	16,598	14,257	14,514	9,359	4,528
Total assets	22,104	19,901	20,643	14,717	8,835
Stockholders’ equity	17,646	15,492	15,987	10,626	5,701

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

Revenue Recognition

We derive revenue from the license of our software products, and from consulting, hosting, and support and maintenance services. Primarily, we recognize revenue when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

Multiple-element arrangements:

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

License Revenue:

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

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and when collection is probable. Revenue related to extended payment programs is recognized when payment becomes due to the Company. End user sales include e-commerce revenue generated from our websites from the licensing of Bitstream fonts, subscription licenses for our browser, licensing of fonts developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and for the years ended December 31, 2009, 2008, and 2007 was $40, $55, and $31, respectively. There are minimal costs associated with the referral program, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. We expense those costs as incurred.

Service Revenue:

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

Deferred revenue includes unearned software support and maintenance revenue, advance billings under contracts, and advanced billings for unrecognized revenue from licenses.

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

Stock-based Compensation

We account for stock-based compensation in accordance with authoritative guidance and have elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

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

We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock by historical volatility. We base the risk-free interest rate that we use in the option pricing model on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option pricing model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. All share-based payment awards are amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

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

The application of these principles using authoritative guidance may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of stock-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Impairment of Long-Lived Assets

In accordance with authoritative guidance, we tested recorded goodwill for impairment. We have determined that we do not have separate reporting units and thus goodwill is tested for impairment based upon an enterprise wide valuation. We conducted impairment testing as of December 31, 2009 and determined that the fair value of the enterprise was greater than its carrying value. Although none of the goodwill was impaired, there can be no assurance that, upon completion of a future review, a material impairment charge will not be required.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based on our historical experience and any specific customer collection issues that we identify. While such credit losses have historically been within our expectations and appropriate reserves have been established, we have had to increase these reserves throughout 2009 as the downturn in the global economy has affected our customers and made collections from certain customers difficult. We cannot guarantee that our credit loss rates won’t continue to worsen or that we will experience the similar credit loss rates that we have experienced in the past.

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

OVERVIEW

Bitstream is a software development company focused on bringing unique software products to a wide variety of markets. Our core software products include award-winning fonts and font rendering technologies; mobile browsing technologies; and variable data publishing, Web-to-print, and multi-channel communications technologies.

Mobile Browsing Technologies. BOLT provides a consistent, full desktop-style browsing experience on almost any handset. Based upon the Company’s ThunderHawk technology, BOLT was released into private beta in January 2009, and through March 2010, BOLT has been installed over 5 million times by mobile phone users looking for a better mobile browsing experience. The BOLT mobile browser offers faithful rendering of Web pages and it is the only browser for mobile phones of all types to support streaming video from popular media sharing sites such as YouTube and MySpace. Compatible with most handsets that support the J2ME or BREW/BMP operating systems, BOLT’s advanced features include W3C based widget support, direct Twitter integration, six levels of magnification, international localization, copy/paste, FOTA updates, and additional usability features such as auto-complete url, save page, secure browsing, patented split-screen minimap, password manager, rss subscriptions, automatic socket support, history and keypad shortcuts. BOLT is a WebKit based cloud-computing mobile browser. This cloud computing architecture is the key to BOLT’s capabilities. Web pages are first loaded by the BOLT servers, then transcoded and sent to the BOLT mobile browser client on handsets. This client/server approach maintains the integrity of Web page layouts, reduces packet consumption on data networks, dramatically improves page load speeds, and enables advanced features such as video streaming.

Fonts and Font Rendering Technologies. Bitstream is a leading developer of font technology solutions that enable developers to display high-quality text in any language for any device or application. We work with partners from around the world to provide complete text composition and font rendering solutions for consumer electronics devices, mobile handsets, set-top boxes, digital TVs, printers, graphics and software applications, and embedded systems. Our solutions include Bitstream Panorama™ for text composition and Font Fusion® for font rendering. Bitstream font technology supports all international languages. With our technology, developers can render any scalable industry-standard and compact font format. Developers rely on Bitstream for complete font solutions, including a certified Simplified Mainland Chinese font, MobileFonts™, the Tiresias Screenfont, the Closed Captioned TV (CCTV) Font Set, the TV Font Pack, delta-hinted screen fonts, and compact stroke-based Asian fonts. Bitstream also delivers high-quality font solutions for developers, ad agencies, graphic designers, desktop publishers, corporations, small businesses, and home office users. Our world-renowned library includes over 1,000 high-quality fonts in OpenType, TrueType, and PostScript Type 1 formats for Windows, Macintosh, Unix, and Linux. We also sell our fonts and fonts from other foundries and designers on MyFonts.com SM, a showcase of the world’s fonts available from one easy-to-use website. MyFonts.com provides the largest collection of fonts ever assembled for on-line delivery, and offers easy ways to find and purchase fonts on-line. MyFonts also offers unique typographic resources for research and reference, including WhatTheFont SM, a unique font identifier that accepts image files of fonts uploaded by users, analyzes the images, and then displays the fonts on the MyFonts.com site that most closely match the font shapes captured in the image. WhatTheFont is also available as an iPhone application.

Variable Data Publishing, Web-to-print, and Multi-channel Communications Technologies. The Pageflex® product line from Bitstream enables companies across the globe to communicate their marketing messages more easily and effectively. It is the technology of choice for brand management, web-to-print applications, and sophisticated personalized communications based on customer information. We pioneered flexible variable data software in 1997 and have been a technology innovator in the document customization arena ever since. The platform produces rich, creative, award-winning document designs that look like they were given the individual attention of a graphic designer but were, in reality, created on-the-fly with Pageflex variable publishing technology. Print service providers, marketing service providers, corporate marketers, and publishers use Pageflex products to ensure design integrity and brand control while empowering local users to customize and personalize print collateral, email campaigns, and 1-to-1 marketing Web sites. Pageflex Persona™ is desktop software that produces personalized print and email documents using data from a database. Pageflex Studio ID is a plug-in to Adobe InDesign for producing personalized print pieces. Pageflex Storefront is a turnkey solution for producing web portals for document customization and online purchasing of print documents. Pageflex Server provides an enterprise solution for high-volume document customization driven by a database or requests from a web site. Pageflex Campaign Manager lets companies develop personal conversations with their customers in print, email, and online. And finally, Pageflex Chart works with these Pageflex products to add dynamic charts and graphs to print documents. Pageflex products enable companies worldwide to streamline their document production processes, communicate more personally with their customers, and control their brand and market messaging while enabling their remote employees, franchises, and consumers to use a self-serve model to order customized communications.

RESULTS OF OPERATIONS

The following table sets forth the percentage of revenue represented by certain items reflected in the Company’s Statements of Operations Data for the periods presented:

	Years Ended December 31,
	2009	2008	2007
Revenue
Software licenses	78.2%	78.6%	81.4%
Services	21.8	21.4	18.6

Total revenue	100.0	100.0	100.0

Cost of revenue
Software licenses	31.5	29.3	29.4
Services	9.6	10.0	7.9

Total cost of revenue	41.1	39.3	37.3

Gross profit	58.9	60.7	62.7

Operating expenses:
Marketing and selling	16.8	18.3	16.7
Research and development	23.2	21.6	20.1
General and administrative	14.2	11.3	11.4

Total operating expenses	54.2	51.2	48.2

Operating income	4.7	9.5	14.6
Interest and other income, net	0.3	0.7	2.4
Provision for (benefit from) income taxes	1.0	0.4	0.1

Net income (loss)	4.0%	9.8%	16.9%

Non-GAAP measures, in thousands

We use non-GAAP information internally to evaluate our operating performance and believe these non-GAAP measures are useful to investors as they provide additional insight into the underlying operating results. Our non-GAAP net income excludes the effect of stock-based compensation expense. These non-GAAP measures are not in accordance with GAAP, should not be considered an alternative for measures prepared in accordance with GAAP, and may have limitations in that they do not reflect all of Bitstream’s results of operations as determined in accordance with GAAP. These non-GAAP measures should only be used to evaluate Bitstream’s results of operations in conjunction with the corresponding GAAP measures. The presentation of non-GAAP information is not meant to be considered superior to, in isolation from or as a substitute for results prepared in accordance with GAAP. A reconciliation of GAAP to non-GAAP results is set forth in the table below (in thousands):

	Years Ended December 31,
	2009	2008	2007
Operating Income
GAAP operating income	$1,001	$2,299	$3,442
Stock-based compensation	808	707	513

Non-GAAP operating income	$1,809	$3,006	$3,955

Net Income
GAAP net income	$852	$2,368	$3,991
Stock-based compensation	808	707	513

Non-GAAP net income	$1,660	$3,075	$4,504

Diluted Net Income Per Share
GAAP net income per share	$0.08	$0.23	$0.36
Stock-based compensation per share	0.08	0.07	0.05

Non-GAAP net income per share	$0.16	$0.30	$0.41

Diluted net income per share is based on 10,249, 10,254, and 10,975 diluted weighted average shares outstanding for the year ended December 31, 2009, 2008, and 2007, respectively.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

(in thousands, except percent amounts)

Gross Profit:

	Years Ended December 31,
	2009	% of Revenue	2008	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$16,804	78.2%	$18,868	78.6%	$(2,064)	(10.9)%
Services	4,685	21.8	5,140	21.4	(455)	(8.9)

Total revenue	21,489	100.0	24,008	100.0	(2,519)	(10.5)
Cost of Revenue
Software licenses	6,778	40.3	7,018	37.2	(240)	(3.4)
Services	2,060	44.0	2,408	46.8	(348)	(14.5)

Total cost of revenue	8,838	41.1	9,426	39.3	(588)	(6.2)

Gross Profit	$12,651	58.9%	$14,582	60.7%	$(1,931)	(13.2)%

The decrease in revenue from software licenses for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was attributable to decreases across all of our product lines. License revenue from direct sales, which includes e-commerce sales, decreased $1,445, or 11.5% to $11,082 for the year ended December 31, 2009 as compared to $12,527 for the year ended December 31, 2008. License revenue from resellers decreased $401, or 31.4% to $877 for the year ended December 31, 2009, as compared to $1,278 for the year ended December 31, 2008. License revenue from OEMs and ISVs decreased $218, or 4.3% to $4,845 for the year ended December 31, 2009, as compared to $5,063 for the year ended December 31, 2008. The net decrease in direct and reseller revenue was due to decreases in the volume and variety of fonts and publishing products licensed during the first six (6) months of 2009. Direct sales, including e-commerce began to recover during the third quarter of 2009 and increased in the third and fourth quarters of 2009 as compared to the same periods in 2008. The decrease in OEM and ISV revenue was due to a decrease in new licenses, as well as license renewals and royalties received under existing license agreements because of decreases in reported unit shipments by certain OEM customers. We were affected by the global economic downturn, as were our customers, including various OEMs and ISVs who report product royalties on shipments of their products. We are not able to determine at this time how these economic conditions will impact our license revenue during 2010.

The decrease in revenue from services was primarily due to decreases in consulting, custom design and training services of $475 partially offset by an increase in maintenance and support contracts revenue of $20 associated with our publishing and font technology product lines. Service revenue from direct sales decreased $308, or 7.9%, to $3,613 for the year ended December 31, 2009 as compared to $3,921 for the year ended December 31, 2008. Service revenue from resellers decreased $56, or 7.4%, to $705 for the year ended December 31, 2009 as compared to $761 for the year ended December 31, 2008. Service revenue from OEMs and ISVs decreased $91, or 19.9%, to $367 for the year ended December 31, 2009 as compared to $458 for the year ended December 31, 2008. Consulting, custom design and training services vary with specific requirements of customers and may be affected more by economic concerns as customers may delay design changes, custom development and training. We are affected by the global economic downturn and we are not able to determine at this time how these economic concerns will impact our service revenue during 2010.

We recognize license revenue from direct sales and licensing agreements of our products and products from third parties including e-commerce sales made via our websites, licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of mobile browsing products, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the years ended December 31, 2009 and 2008 was $40 and $55, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The decrease in cost of license revenue for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily due to decreased direct costs, including royalty and credit card processing expenses of $367, or 5.4%, to $6,431 for the year ended December 31, 2009 as compared to $6,798 for the year ended December 31, 2008, from decreased sales of third party products including e-commerce sales. This decrease was partially offset by increases in support infrastructure costs for our e-commerce and browsing product lines. Due to anticipated e-commerce revenue growth, we expect that cost of licenses as a percent of sales for 2010 will increase and approximate the 41% cost of license revenue as a percent of license revenue experienced during the third and fourth quarters of 2009, until such time as revenue from sales of our type, publishing and browsing technologies begin to increase relative to the increase recorded by e-commerce, though quarterly results may vary based upon the mix of products sold during any particular quarter.

The decrease in cost of services revenue for the year ended December 31, 2009, as compared to the year ended December 31, 2008 was primarily due to a $66 decrease in commissions and bonuses for customer consulting and support personnel , decreases in travel and consulting services of $22 and $43, respectively, and an increase in the internal allocation of resources charged to research and development projects of $157 for the year ended December 31, 2009 resulting in lower costs of services expense. Our costs of services infrastructure is expected to remain relatively the same during 2010 and we expect our costs as a percent of services revenue to approximate that of 2009.

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

Operating Expenses:

	Years Ended December 31,
	2009	% of Revenue	2008	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$3,605	16.8%	$4,389	18.3%	$(784)	(17.9)%
Research and development	4,992	23.2	5,181	21.6	(189)	(3.6)
General and administrative	3,053	14.2	2,713	11.3	340	12.5

Total operating expenses	$11,650	54.2%	$12,283	51.2%	$(633)	(5.2)%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The decrease in M&S expense was the result of a $361, or 13% decrease in employee salaries and benefits due to temporary headcount reduction and decreased commissionable sales, a decrease in travel of 43 or 29%, and a decrease of $291, or 42% in advertising and marketing activities due primarily to the decrease in tradeshow participation during 2009, and a $94 or 27% decrease in professional marketing services and consulting costs. The decrease in tradeshow costs included approximately $200 from the non-recurrence of the Drupa tradeshow during 2009. Drupa is held once every four years and was last held during the second quarter of 2008 in Düsseldorf, Germany. We expect that our M&S expense to increase significantly in both absolute dollars and as a percent of revenue during 2010 as commissionable sales increase and as we make a major investment in new sales and marketing resources primarily for our browsing product line during 2010.

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The decrease in R&D expense for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily the result of a decrease in bonuses to R&D personnel of $195 as bonuses were suspended for 2009 due to the affect of the global economic downturn on our operations, decreases in expendable equipments costs and cost for recruitment of R&D personnel of $34 and $87, respectively. These decreases were partially offset by an increase in the utilization of customer support and consulting personnel on internal R&D projects of $157. We expect our development efforts and R&D expense to increase both in absolute dollars and as a percentage of sales during 2010.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The increase in G&A for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily the result of an increase in bad debt expense of $302, an increase in professional services expenses including those related to Sarbanes-Oxley 404 internal controls documentation and testing of $66, and an increase in franchise tax and filing fees of $79. These increases were partially offset by a decrease of $111 in salary and benefits which was primarily due to the suspension of our bonus program for 2009 due to the effect on the Company of the global economic downturn. We expect our G&A expense as a percentage of revenue to continue at a similar level during 2010.

Interest and other income, net;

	Years Ended December 31,
	2009	% of Revenue	2008	% of Revenue	Change
					Dollars	Percent
Interest and other income, net	$59	0.3%	$177	0.7%	$(118)	(66.7)%

Total Other Income	$59	0.3%	$177	0.7%	$(118)	(66.7)%

Interest and other income includes interest income earned on cash and money market instruments of $20 and $203 for the years ended December 31, 2009 and 2008, respectively. Interest and other income for the year ended December 31, 2009 also includes $54 of foreign currency gains. Interest income has decreased due to decreases in the amount of cash and cash equivalents invested in money market instruments and the rate of interest being earned on those balances. We maintained higher cash balances during 2009 in our corporate checking accounts and thus had lower balances earning interest during the year.

Provision for income taxes:

	Years Ended December 31,
	2009	% of Revenue	2008	% of Revenue	Change
					Dollars	Percent
Provision for (benefit from) income taxes	$208	1.0%	$108	0.4%	$100	92.6%

The tax provision for the year ended December 31, 2009 consisted of $111 of foreign withholding taxes, $82 of state income tax, and $15 of India income tax. The tax provision for the year ended December 31, 2008 consisted of $83 of foreign withholding taxes, $13 of state income tax, and $12 of India income tax. Foreign taxes vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States, including Taiwan, Korea and Poland.

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

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of December 31, 2009, we had net working capital of $16,598 versus $14,257 at December 31, 2008, an increase of $2,341or 16%.

Our operating activities generated cash during the year ended December 31, 2009 and 2008 of $1,774 and $3,515, respectively. Cash from operating activities was generated primarily from our net income after consideration for non-cash expenses which increased cash for the year ended December 31, 2009 and 2008 by $1,978 and 3,413, respectively. We used cash of $518 and $210 for the year ended December 31, 2009 and 2008, respectively, primarily for the purpose of acquiring additional property and equipment and intangible assets. Our financing activities for the year ended December 31, 2009 provided cash of $505 from the exercise of stock options, while our financing activities for the year ended December 31, 2008 provided $567 in cash from the exercise of stock options, but used cash of $4,118 to repurchase shares of our common stock. Our cash balance also decreased during the year ended December 31, 2009 and 2008 by $8 and $12, respectively, from the effect of foreign currency exchange rates applied to the balances and activities of our subsidiary, Bitstream India Pvt. Ltd, whose functional currency is the Indian Rupee.

We conduct our operations in leased facilities. In June 2009, we entered into a ten-year lease agreement for 27 square feet of office space with the right of first refusal on an additional 4 square feet in a building located in Marlborough, Massachusetts. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments begin after three (3) free months of rent and increase approximately 2% per annum. The total commitment under the lease is approximately $5,390, net of a tenant allowance of $411. We record rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. This lease agreement also required us to obtain a Letter of Credit in the amount of $136 to be in place through October 31, 2019, which we collateralized with a certificate of deposit classified as a long-term restricted asset on our Balance Sheet.

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a thirty-three (33) month lease agreement in Nodia India. This lease agreement commenced May 1, 2008 and obligates us to make monthly payments including service taxes. Our total financial commitment during the thirty-three (33) month lease period is approximately $132 U.S. dollars.

The future minimum annual lease payments, as of December 31, 2009, under our leased facilities are as follows:

Operating leases:
2010	$542
2011	524
2012	521
2013	535
2014	549
2015	562
2016	576
2017	590
2018	603
2019	411

$5,413

As of December 31, 2009, we had no material commitments for capital expenditures.

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

Potential Indemnification Obligations Off-Balance Sheet Arrangements

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

Stock Repurchase Plan

We may, from time to time, as business conditions warrant, purchase stock in the open market or through private transactions and may enter into structured stock repurchase agreements with third parties. Purchases may be increased, decreased or discontinued at any time without prior notice. Any repurchase program is subject to certain repurchase conditions, including daily volume limitations, as provided under the applicable SEC safe harbor rules.

RECENT ACCOUNTING PRONOUNCEMENTS

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

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

In June 2008, the FASB issued authoritative guidance which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. This guidance is effective in 2009 and its adoption did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued authoritative guidance amending the factors an entity should consider in developing or extending assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. This guidance is effective for financial statements issued for fiscal year and interim periods beginning after December 15, 2008. Early adoption is prohibited. Adoption of this guidance did not have a material impact on our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

DERIVATIVE FINANCIAL INSTRUMENTS, OTHER FINANCIAL INSTRUMENTS,

AND DERIVATIVE COMMODITY INSTRUMENTS

As of December 31, 2009, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under authoritative guidance. All of our investments are short-term money market accounts and bank deposits that are carried on our books at fair market value. Accordingly, we have no quantitative information concerning the market risk of participating in such investments.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, together with related pronouncements issued by both the Public Company Accounting Oversight Board and the U.S. Securities and Exchange Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded our internal control over financial reporting was effective as of December 31, 2009.

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

There was no change in the internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this report in that the Company will file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 27, 2010 that specifically address the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Company’s definitive proxy statement for its Annual Meeting of Stockholders to be held on May 27, 2010.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information concerning the executive officers of the Company required by this Item is contained in the section entitled “Executive Officers of the Registrant” in Item 1, Part I of this report. The information required by this Item concerning directors is incorporated herein by reference to the information appearing in the section entitled “Nominees for Directors” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 27, 2010, and which will be filed with the SEC on or before April 30, 2010.

The information with respect to any delinquent filings of reports pursuant to Section 16(a) of the Exchange Act is incorporated herein by reference to the information appearing in the section entitled “Principal and Management Stockholders—Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 27, 2010.

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

The information with respect to audit committee financial expert and identification of the audit committee of the Board of Directors required by this Item is incorporated herein by reference to the information appearing in the section entitled “Corporate Governance” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 27, 2010.

ITEM 11. Executive Compensation

Information required by this Item is incorporated herein by reference to the information appearing in the section entitled “Executive Compensation” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 27, 2010.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item, other than the following table, is incorporated herein by reference to the information appearing in the section entitled “Principal and Management Stockholders” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 27, 2010.

The following table presents information regarding the Company’s equity compensation plans at December 31, 2009:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS(1)
Equity compensation plans approved by shareholders	1,423,710	$4.136	1,389,751
Equity compensation plans not approved by shareholders	—	—	—

TOTAL	1,423,710	$4.136	1,389,751

(1)	Includes options and warrants granted to purchase shares of Bitstream Inc. Class A Common Stock, as well as, restricted stock awards. Additional data may be found in Note 7 in the Notes to Consolidated Financial Statements included herewith.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item, if any, is incorporated herein by reference to the information appearing in the sections entitled “Certain Relationships and Related Transactions” and “PROPOSAL No. 1-ELECTION OF DIRECTORS” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 27, 2010.

ITEM 14. Principal Accounting Fees and Services

Consistent with Section 10A(i)(2) of the Exchange Act as added by Section 202 of the Sarbanes-Oxley Act of 2002, the Company is responsible for listing the non-audit services pre-approved in the fourth quarter of 2009 by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s independent auditor. All audit related and non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. During the three months ended December 31, 2009, the audit committee approved the following amounts for services:

Audit fees	$145,000
Tax fees	31,000
All other fees	20,000

Total fees approved	$196,000

The information required by this Item with respect to fees billed by the Company’s principal accountants is incorporated herein by reference to the information appearing in the section entitled “Principal Accounting Fees and Services” contained in our definitive proxy statement for our Annual Meeting of Stockholders to be held on May 27, 2010.

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

Exhibit No.	Description
3.1.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.2.1	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

3.2.2	Bylaw Amendments adopted by the Board of Directors of the Company on November 6, 1998 (incorporated by reference to Exhibit 2 to the Company’s current report on Form 8-K filed on November 16, 1998).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

4.2	Rights Agreement dated as of November 12, 1998, between the Company and BankBoston N.A., as rights agent, which includes: as Exhibit A thereto, the form of Certificate of Designation of Series A Junior Participating, Preferred Stock of the Company; as Exhibit B thereto, the Form of Right Certificate; and as Exhibit C thereto, the summary of Rights to Purchase Preferred Shares. (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed on November 16, 1998).

10.1	Agreement and Plan of Recapitalization dated October 28, 1994 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

Exhibit No.	Description
10.2	Form of Indemnification Agreement between the Company, its directors and certain of its officers (incorporated by reference to Exhibit 10.9 to Pre-effective Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on October 15, 1996).

10.3	1997 Stock Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.4	Bitstream, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.5	Pageflex, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.6	MyFonts.com, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.7	Bitstream, Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s 2006 Proxy Statement for the June 1, 2006 Annual Meeting filed April 26, 2006).

10.8	Lease between Normandy Nickerson Road, LLC. and the Company date June 22, 2009 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2009).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10K for the year ended December 31, 2007).

*23.1	Consent of PricewaterhouseCoopers LLP

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

*32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

*	Filed herewith.
**	Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Marlborough, Commonwealth of Massachusetts on this 31st day of March, 2010.

BITSTREAM INC.

By:	/S/ ANNA M. CHAGNON
Anna M. Chagnon
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ANNA M. CHAGNON Anna M. Chagnon	President, Chief Executive Officer, and Director	March 31, 2010

/S/ JAMES P. DORE James P. Dore	Vice President and Principal Financial and Accounting Officer	March 31, 2010

/S/ CHARLES YING Charles Ying	Chairman of the Board, and Director	March 31, 2010

/S/ AMOS KAMINSKI Amos Kaminski	Director	March 31, 2010

/S/ DAVID G. LUBRANO David G. Lubrano	Director	March 31, 2010

/S/ GEORGE B. BEITZEL George B. Beitzel	Director	March 31, 2010

/S/ JONATHAN H. KAGAN Jonathan H. Kagan	Director	March 31, 2010

BITSTREAM INC. AND SUBSIDIARIES

BITSTREAM INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bitstream Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity, and of cash flows present fairly, in all material respects, the financial position of Bitstream Inc. and its subsidiaries at December 31, 2009 and December 31, 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Boston, Massachusetts

March 31, 2010

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	December 31,
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$17,915	$16,162
Accounts receivable, net of allowance of $283 and $32 at December 31, 2009 and 2008, respectively	1,689	1,827
Short-term investments, prepaid expenses and other current assets	916	527
Restricted cash—short-term	—	150

Total current assets	20,520	18,666

Property and equipment, net	643	427

Other long-term assets:
Restricted cash	136	—
Goodwill	727	727
Intangible assets, net	78	81

Total other assets	941	808

Total assets	$22,104	$19,901

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,091	$832
Accrued payroll and other compensation	261	1,057
Other accrued expenses	808	583
Deferred revenue	1,762	1,937

Total current liabilities	3,922	4,409

Deferred rent	536	—

Total liabilities	4,458	4,409

Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value Authorized—6,000 shares Issued and outstanding—0 at December 31, 2009 and 2008	—	—
Common stock, $0.01 par value Authorized—30,000 shares Class A and 500 shares Class B Class A—Issued 10,120 and 10,116 and outstanding 9,953 and 9,614 at December 31, 2009 and 2008, respectively	101	101
Class B—Issued and outstanding—0 at December 31, 2009 and 2008	—	—
Additional paid-in capital	35,043	35,725
Accumulated deficit	(16,474)	(17,326)
Treasury stock, at cost; 167 and 502 shares at December 31, 2009 and 2008 respectively	(994)	(2,989)
Accumulated other comprehensive loss	(30)	(19)

Total stockholders’ equity	17,646	15,492

Total liabilities and stockholders’ equity	$22,104	$19,901

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	Years Ended December 31,
	2009	2008	2007
Revenue:
Software licenses	$16,804	$18,868	$19,229
Services	4,685	5,140	4,389

Total revenue	21,489	24,008	23,618
Cost of revenue:
Software licenses	6,778	7,018	6,939
Services	2,060	2,408	1,863

Cost of revenue	8,838	9,426	8,802

Gross profit	12,651	14,582	14,816

Operating expenses:
Marketing and selling	3,605	4,389	3,949
Research and development	4,992	5,181	4,739
General and administrative	3,053	2,713	2,686

Total operating expenses	11,650	12,283	11,374

Operating income	1,001	2,299	3,442

Interest and other income, net	59	177	570

Income before provision for income taxes	1,060	2,476	4,012
Provision for income taxes	208	108	21

Net income	$852	$2,368	$3,991

Basic net income per share	$0.09	$0.25	$0.41

Diluted net income per share	$0.08	$0.23	$0.36

Basic weighted average shares outstanding	9,782	9,596	9,824

Diluted weighted average shares outstanding	10,249	10,254	10,975

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (IN THOUSANDS)

	Common Stock $.01 Par Value		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	$ Amount				Number of Shares	Cost
BALANCE, DECEMBER 31, 2006	9,316	$93	$34,252	$(23,685)	$—	12	$(34)	$10,626

Issuance of common stock and reissuance of treasury stock under stock compensation plans	750	8	1,696	—	—	(12)	34	1,738
Issuance of restricted shares	—	—	(298)	—	—	(50)	298	—
Stock based compensation expense	—	—	513	—	—	—	—	513
Purchase of treasury shares	—	—	—	—	—	146	(881)	(881)
Net income for the year ended December 31, 2007	—	—	—	3,991		—	—	3,991

BALANCE, DECEMBER 31, 2007	10,066	$101	$36,163	$(19,694)	$—	96	$(583)	$15,987

Issuance of common stock and reissuance of treasury stock under stock compensation plans	50	—	(848)	—	—	(241)	1,415	567
Issuance of restricted shares	—	—	(297)	—	—	(50)	297	—
Stock based compensation expense	—	—	707	—	—	—	—	707
Purchase of treasury shares	—	—	—	—	—	697	(4,118)	(4,118)
Other comprehensive loss	—	—	—	—	(19)	—	—	(19)
Net income for the year ended December 31, 2008	—	—	—	2,368	—	—	—	2,368

BALANCE, DECEMBER 31, 2008	10,116	$101	$35,725	$(17,326)	$(19)	502	$(2,989)	$15,492

Issuance of common stock and reissuance of treasury stock under stock compensation plans	4	—	(1,193)	—	—	(285)	1,698	505
Issuance of restricted shares	—	—	(297)	—	—	(50)	297	—
Stock based compensation expense	—	—	808	—	—	—	—	808
Other comprehensive loss	—	—	—	—	(11)	—	—	(11)
Net income for the year ended December 31, 2009	—	—	—	852	—	—	—	852

BALANCE, DECEMBER 31, 2009	10,120	$101	$35,043	$(16,474)	$(30)	167	$(994)	$17,646

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$852	$2,368	$3,991
Adjustments to reconcile net income to net cash provided by operating activities:
Stock based compensation	808	707	513
Depreciation	285	301	265
Net loss (gain) on disposal of property and equipment	5	—	—
Amortization	28	37	44
Allowance for bad debts	251	(33)	32
Changes in operating assets and liabilities:
Accounts receivable	(113)	451	72
Prepaid expenses and other assets	(390)	(67)	(5)
Accounts payable	259	(304)	250
Accrued payroll and other compensation	(796)	(175)	(47)
Other accrued expenses	224	53	126
Deferred revenue (long and short term)	(175)	217	295
Deferred rent (long and short term)	536	(40)	(59)

Net cash provided by operating activities	1,774	3,515	5,477

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(507)	(159)	(432)
Additions to intangible assets	(25)	(51)	(24)
Additions to restricted cash—long term	(136)	—	50
Release of restricted cash- short-term	150	—	(50)

Net cash used in investing activities	(518)	(210)	(456)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	(4,118)	(881)
Proceeds from exercise of stock options/warrants	505	567	1,738

Net cash provided by financing activities	505	(3,551)	857

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS:	(8)	(12)	—

Net Increase in Cash and Cash Equivalents	1,753	(258)	5,878
Cash and Cash Equivalents, beginning of period	16,162	16,420	10,542

Cash and Cash Equivalents, end of period	$17,915	$16,162	$16,420

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$10	$11	$4
Cash paid for income taxes	$92	$62	$11

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

Bitstream Inc. (together with its subsidiaries, “Bitstream” or the “Company”) is a software development company focused on bringing unique software products to a wide variety of markets. Today, our core software products include award-winning fonts and font rendering technologies, mobile browsing and messaging technologies and variable data publishing and Web-to-print technologies, and multi-channel communications technologies.

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We have also experienced net losses in prior years and as of December 31, 2009 have an accumulated deficit of approximately $16 million.

(a) Use of Estimates

The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes. The preparation of the accompanying consolidated financial statements requires the use of certain estimates by us in determining our assets, liabilities, revenues and expenses. Significant estimates in these financial statements include revenue recognition, share-based compensation, income taxes and the valuation of deferred tax assets, and the allowance for doubtful accounts receivable. Actual results may differ from these estimates.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Bitstream India private Limited (an India Corporation); Pageflex, Inc. (a Delaware corporation) and MyFonts.com, Inc. (a Delaware corporation). The Company dissolved its Pageflex Inc. subsidiary and merged it into the parent, Bitstream Inc. as of January 1, 2007. As of January 1, 2008, the Company dissolved its MyFonts.com, Inc. subsidiary and merged it into the parent, Bitstream Inc. All material intercompany transactions and balances have been eliminated in consolidation.

(c) Disclosures about Segments of an Enterprise

We have determined that we conduct our operations in one business segment with three major product lines: fonts and font technology, mobile browsing and messaging technology, and publishing technology.

(d) Revenue Recognition

We derive revenue from the license of our software products, and from consulting, hosting, and support and maintenance services. Primarily, we recognize revenue when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

Multiple-element arrangements:

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

License Revenue:

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

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and when collection is probable. Revenue related to extended payment programs is recognized when payment becomes due to the Company. End user sales include e-commerce revenue generated from our websites from the licensing of Bitstream fonts, subscription licenses for our browser, licensing of fonts developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and for the years ended December 31, 2009, 2008, and 2007 was $40, $55, and $31, respectively. There are minimal costs associated with the referral program, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. We expense those costs as incurred.

Service Revenue:

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

Deferred revenue includes unearned software support and maintenance revenue, advance billings under contracts, and advanced billings for unrecognized revenue from licenses.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(e) Research and Development Expenses

We have evaluated the establishment of technological feasibility of our products. We sell products in a market that is subject to rapid technological change, new product development and changing customer needs. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and consequently, the amounts that could be capitalized are not material to our financial position or results of operations. Therefore, we have charged all of such costs related to software development to research and development in the period incurred.

(f) Stock-Based Compensation

Under the fair value recognition provisions of the authoritative guidance, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. We elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of this guidance apply to new grants, to grants that were outstanding as of the effective date, and to grants that are subsequently modified. Estimated compensation for grants that were outstanding as of the effective date will be recognized over the remaining service periods using the compensation cost estimated for the pro forma disclosures. The adoption of this guidance had a material impact on our consolidated financial position, results of operations and cash flows. See Note 6 for further information regarding our stock-based compensation assumptions.

(g) Cash and Cash Equivalents

As of December 31, 2009, cash and cash equivalents included bank deposits and money market instruments. We consider all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and record such investments at cost, which approximates market value.

(h) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following (in thousands):

	December 31,
	2009	2008
Equipment and computer software	$1,914	$1,999
Purchased software	425	462
Furniture and fixtures	586	375
Leasehold improvements	88	143

	3,013	2,979
Less—Accumulated depreciation and amortization	2,370	2,552

Property and equipment, net	$643	$427

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment and computer software	3 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Estimated useful life, or the lease term, whichever is shorter

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 was $285, $301, and $265, respectively.

During the year ended December 31, 2009, we disposed of $472 of property and equipment with accumulated depreciation of $467 resulting in a loss on disposal of $5. The assets were disposed of in connection with the move of our corporate offices and were no longer in service.

(i) Fair Value of Financial Instruments

Effective January 1, 2008, we implemented fair value measurement guidance for our financial assets and liabilities that are remeasured and reported at fair value at each reporting period, and non-financial assets and liabilities that are remeasured and reported at fair value at least annually (see Note 5). We elected to defer this fair value measurement guidance until January 1, 2009 as it relates to our non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis.

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. We have certain financial assets and liabilities recorded at fair value (principally cash equivalents and investments) that have been classified as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability. The Company’s money market funds have been classified as Level 1 because their fair values are based on quoted market prices.

The carrying amounts reflected in the consolidated balance sheets for restricted cash, accounts receivable, other current assets, accounts payable, and accrued expenses and other current liabilities approximate fair values due to their short-term maturities.

(j) Foreign Currency Translation

The financial statements of our foreign subsidiaries are translated in accordance with authoritative guidance for Foreign Currency Translation. The functional currency for our foreign subsidiaries is the applicable local currency. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America are translated into U.S. dollars using year-end exchange rates. Revenue and expense accounts are translated at the monthly average rates in effect during the year. The effects of foreign currency translations are included in accumulated other comprehensive income as a component of stockholders’ equity.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Transaction gains (losses) for the fiscal years ended December 31, 2009, 2008 and 2007 were $54, $(15), and $2, respectively and recorded as interest and other income, net in the consolidated statements of operations.

(k) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments in one highly-rated financial institution. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At December 31, 2009, two customers accounted for 27% and 24% of our accounts receivable, respectively. We do not have any off-balance sheet risks as of December 31, 2009 or 2008, respectively. At December 31, 2008, two customers accounted for 17% and 11% of our accounts receivable, respectively. For the years ended December 31, 2009 and 2008, no single customer accounted for 10% or greater of our revenue.

(l) Goodwill and other intangible assets (in thousands, except per share amounts)

Goodwill resulted from the acquisitions of Type Solutions, Inc. and Alaras Corporation and was $727 at December 31, 2009 and 2008.

We follow the accounting and reporting requirements for goodwill and other intangible assets as required by authoritative guidance. Under this guidance, goodwill and indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, or more frequently if impairment indicators arise. We have determined that we do not have separate reporting units and thus goodwill is tested for impairment based upon an enterprise wide valuation. Separable intangible assets that have finite lives are amortized over their useful lives.

We have not recorded any impairment charges related to goodwill since the change to the authoritative guidance which called for goodwill to be reviewed for impairment rather than amortized.

The components of the Company’s amortized intangible assets follow:

	December 31, 2009			December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$85	$(81)	$4	$84	$(79)	$5
Technology-based	623	(549)	74	599	(523)	76

Total	$708	$(630)	$78	$683	$(602)	$81

Amortization expense for finite-lived intangible assets for the years ended December 31, 2009, 2008 and 2007 was $28, $37, and $44, respectively. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2010	$27
2011	23
2012	16
2013	8
2014	4

$78

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(m) Recently Issued Accounting Standards

We describe below recent pronouncements that have had or may have a significant effect on our financial statements. We do not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

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

In June 2008, the FASB issued authoritative guidance which clarifies that share-based payment awards that entitle their holders to receive nonforfeitable dividends before vesting should be considered participating securities. As participating securities, these instruments should be included in the calculation of basic earnings per share. This guidance is effective in 2009 and its adoption did not have a material impact on our consolidated financial statements.

In April 2008, the FASB issued authoritative guidance amending the factors an entity should consider in developing or extending assumptions used in determining the useful life of recognized intangible assets. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. This guidance is effective for financial statements issued for fiscal year and interim periods beginning after December 15, 2008. Early adoption is prohibited. Adoption of this guidance did not have a material impact on our consolidated financial statements.

(n) Impairment of Long-Lived Assets

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

(o) Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and adjustments to stockholders’ equity for foreign currency translation adjustments. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries in accordance with Accounting Principles Board Opinion 23. Accumulated other comprehensive income consists of foreign exchange gains and losses.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of comprehensive income (loss) are as follows (in thousands):

	2009	2008	2007
Net Income	$852	$2,368	$3,991
Foreign currency adjustment, net of tax of $0	(11)	(19)	—

Total comprehensive income	$841	$2,349	$3,991

Accumulated other comprehensive loss consisted of the following at December 31:

	December 31, 2009	December 31, 2008
Foreign currency adjustment	$(30)	$(19)

(p) Allowance for Bad Debts

We assess our allowance for bad debts based on specific identification of aged receivables and record a reserve in a period in which information becomes available indicating that the receivable may be uncollectible.

(2) Income Per Share (in thousands)

Basic earnings or loss per share is determined by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings-per share reflect the effect of the conversion of potentially dilutive securities, such as stock options and warrants, based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted earnings per share is as follows:

	2009	2008	2007
Weighted average shares outstanding	9,782	9,596	9,824
Dilutive effect of options	447	658	1,146
Dilutive effect of restricted shares	20	—	1
Dilutive effect of warrants	—	—	4

Shares used to compute diluted net income per share	10,249	10,254	10,975

There were warrants and options outstanding to purchase 437, 605, and 225 shares for the years ended December 31, 2009, 2008, and 2007, respectively, that were not included in the potential common share computations because their exercise prices were greater than the average market price of our common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(3) Income Taxes (in thousands, except percent amounts)

We account for income taxes under the liability method in accordance with authoritative guidance, under which a deferred tax asset or liability is determined based on the difference between the financial statement and the tax basis of assets and liabilities, as measured by enacted tax rates in effect when these differences are expected to reverse.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying consolidated statements of operations as a percentage of pre-tax income is as follows:

	Years Ended December 31,
	2009	2008	2007
Computed expected federal tax provision	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	8.2	7.6	6.7
Foreign taxes, including withholding taxes	10.4	3.3	0.5
Domestic net operating loss carryforwards and change in valuation allowance	(16.6)	(35.9)	(43.9)
Other	(16.4)	(4.6)	3.2

Provision (benefit) for income taxes	19.6%	4.4%	0.5%

Foreign taxes include foreign withholding taxes which vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States including Taiwan, Korea, Israel and Poland, as well as, foreign taxes paid by Bitstream India Pvt. Ltd., our subsidiary, in India. The following is a summary of the components of the provision for income taxes:

	Years Ended December 31,
	2009	2008	2007
Current:
Federal (benefit) expense	$—	$—	$—
State	82	13	—
Foreign	126	95	21

Total	208	$108	$21

The significant items composing the net deferred tax asset are as follows:

	Years Ended December 31,
	2009	2008
Net operating loss carryforwards	$2,223	$2,915
Tax credit carryforwards	1,867	1,643
Other temporary differences	480	239

Gross deferred tax asset	4,570	4,797
Valuation allowance	(4,570)	(4,797)

Net deferred tax asset	$—	$—

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, we have recorded a deferred tax asset of approximately $1,183 related to the benefit of deductions from stock options included in the NOL. When and if we realize this asset, this benefit will be recorded as a credit to additional paid-in capital. The following is a summary of foreign and domestic pretax income (loss):

	Years Ended December 31,
	2009	2008	2007
Foreign income (loss)	$37	$23	$(9)
Domestic	1,023	2,453	4,021

Total pretax income	$1,060	$2,476	$4,012

At December 31, 2009, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $11,332 and $289, respectively, of which the benefit of approximately $8,272 and $289, respectively, when realized, will be recorded as a credit to additional paid in capital.

The Company’s NOL carry-forwards begin to expire in 2020 for federal purposes. The Company also had U.S. federal and state research and development credit (“R&D Credit”) carryforwards of $1,011 and $366, respectively. These R&D credit carryforwards begin to expire in 2010 for federal purposes and 2016 for state purposes. As of December 31, 2009, we have foreign tax credit carryforwards of $490. These foreign tax credit carryforwards begin to expire in 2012.

In fiscal year 1998, the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company raised capital through their initial issuance of common stock in 1996 which, combined with shareholders’ subsequent disposition of those shares, resulted in a change of control as defined by Section 382. As of December 31, 2009, all of the limited NOLs from 1998 have been utilized. Subsequent ownership changes, as defined in Section 382, could limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

In June 2006, the FASB issued authoritative guidance clarifying the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. The Company adopted this guidance on January 1, 2007, the implementation of which did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 30, 2008, and December 31, 2009, the Company had no unrecognized tax benefits. The Company has not conducted a study of its research and development credit carryforwards. Such a study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under this guidance. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2009, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject. We have determined that it is more likely than not that the deferred tax assets will not be realized, therefore, a valuation allowance has reduced the deferred tax assets to zero.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Other Accrued Expenses, (in thousands)

Accrued expenses consist of the following:

	December 31,
	2009	2008
Accrued professional and consulting services	$359	$260
Accrued royalties	78	18
Other	371	305

Total	$808	$583

(5) Fair Value Measurements, in thousands

On January 1, 2008, we adopted fair value measurement provisions for our financial assets and liabilities. and we elected to defer until January 1, 2009 these fair value measurement provisions for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this guidance did not have a material effect on our consolidated financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

Under authoritative guidance fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This guidance also establishes a fair value hierarchy that requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. This guidance describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities. At December 31, 2009, our Level 1 assets and liabilities included our money market funds included in cash and cash equivalents.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. At December 31, 2009, we had no Level 2 assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. At December 31, 2009, we had no Level 3 assets or liabilities.

At December 31, 2008, our financial assets and liabilities that were measured at fair value on a recurring basis included money market funds of $10, which were Level 1 financial assets. We did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at December 31, 2009. As required by authoritative guidance, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The adoption of this guidance for non-financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Commitments and Contingencies, (in thousands):

Lease commitments

We conduct our operations in leased facilities. In June 2009, we entered into a ten-year lease agreement for 27 thousand square feet of office space with the right of first refusal on an additional 4 square feet in a building located in Marlborough, Massachusetts. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments begin after three (3) free months of rent and increase approximately 2% per annum. The total commitment under the lease is approximately $5,390, net of a tenant allowance of $411. We record rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. Our current lease agreement also required us to obtain a Letter of Credit in the amount of $136 to be in place through October 31, 2019, which we collateralized with a certificate of deposit classified as a long-term restricted asset on our Balance Sheet.

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a 33 month lease agreement in Nodia India. This lease agreement commenced May 1, 2008 and obligates us to make monthly payments including service taxes. Our total financial commitment during the 33 month lease period is approximately $132 U.S. dollars.

The future minimum annual lease payments, as of December 31, 2009, under our leased facilities are as follows:

Operating leases:
2010	$542
2011	524
2012	521
2013	535
2014	549
2015	562
2016	576
2017	590
2018	603
2019	411

$5,413

Rent expense charged to operations for the years ended December 31, 2009, 2008 and 2007 was approximately $512, $505, and $457, respectively.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of software license revenue on our consolidated Statement of Operations, was approximately $5,909, $6,007, and $6,021, for the years ended December 31, 2009, 2008, and 2007, respectively.

Guarantees

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent,

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Legal Actions

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of December 31, 2009 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

(7) Stock-based Compensation Plans and Stock-based Compensation Expense (in thousands, except per share amounts )

(a) General

We have the following authorized capital: 30,500 shares of Common Stock, $0.01 par value, (30,000 of which are shares of Class A Common Stock and 500 of which are shares of Class B Common Stock), and 6,000 shares of preferred stock, $0.01 par value. Class A Common stockholders have voting rights. Class A Common stockholders have the option, at any time, to convert any or all shares of Class A Common Stock held into an equal number of shares of Class B Common Stock. The Class B Common Stock has rights similar to Class A Common Stock, except Class B Common Shares are nonvoting. The Class B Common stockholders have the option to convert any or all shares of Class B Common Stock held into an equal number of shares of Class A Common Stock, to the extent such stockholder and its affiliates shall be permitted to own, control or have the power to vote such Class A Common Stock under any law, rule or regulation at the time applicable to such stockholder or its affiliates. All outstanding shares of Common Stock as of December 31, 2009 and 2008 represent Class A Common Stock.

(b) Stock-based Compensation Expense

We account for stock-based compensation in accordance with authoritative guidance, under which, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

We currently estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include but are not limited to, the issuance of new options. The following table summarizes the assumptions we utilized for grants of options in the years ended December 31, 2009, 2008 and 2007:

	Year Ended December 31,
	2009	2008	2007
Risk-free interest rates	2.8%	2.80% to 3.55%	4.6%
Expected dividend yield	None	None	None
Expected term	6.07 Years	5.7 Years to 6.2 Years	5.6 Years to 5.7 Years
Expected volatility	73.7%	77.8% to 84.7%	87.7% to 89.2%

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

Our results for the years ended December 31, 2009, 2008, and 2007 include $808, $707 and $513, respectively, of stock-based compensation within the applicable expense classification where we report the option holders’ compensation cost. The following table presents stock-based compensation expense included in our consolidated statement of operations:

	Years Ended December 31,
	2009	2008	2007
Cost of revenue—software licenses	$4	$4	$4
Cost of revenue—services	63	62	51
Marketing and selling	46	47	8
Research and development	323	288	211
General and administrative	372	306	239

Share-based compensation expense before tax	808	707	513
Income tax benefit	—	—	—
Net compensation expense	$808	$707	$513

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

As of December 31, 2009, we have available for issuance 1,390 shares of Class A Common Stock pursuant to the various stock plans. The Company may issue common stock from previously authorized but unissued shares or from previously issued shares that are held in treasury to satisfy option exercises. As of December 31, 2009, we had reserved 2,813 shares of common stock for issuance under our Plans, which includes outstanding stock options and restricted stock, as well as, shares available for issuance.

The total non-cash compensation cost before forfeiture assumptions not yet recognized as of December 31, 2009 related to non-vested awards was $ 1,824 which will be recognized over a weighted-average period of 1.9 years. The weighted average remaining contractual life for options and warrants exercisable at December 31, 2009 was 5.3 years.

The aggregate intrinsic value of outstanding options, warrants, and restricted stock as of December 31, 2009 was $5,901 of which $4,451 related to exercisable options and warrants. The aggregate intrinsic values exclude options and warrants having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value of options and warrants exercised in the years ended December 31, 2009, 2008 and 2007 was $1,439, $1,164, and $3,789, respectively, and the intrinsic value of restricted share awards that vested due to length of service requirements being met was $89, $58, and $0, respectively. The intrinsic value of options that vested during the years ended December 31, 2009, 2008, and 2007 was $746, $(38), and $799, respectively. The intrinsic value is the difference between the market value of the shares and the exercise price of the award as of the measurement date.

Weighted average fair value of options, warrants, and restricted stock granted, cancelled and forfeited during the year ended December 31, 2009 $ 4.23, $2.86, and $5.33, respectively. The weighted average grant date fair value of options, warrants, and restricted stock granted during the years ended December 31, 2008 and 2007 was $4.78 and $6.43, respectively.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Options:

Stock option activity under all Bitstream, Inc. stock option plans for the three years ended December 31, 2009 is as follows:

	Number of Options	Weighted Average
		Exercise Price	Remaining Contractual Term (In years)	Grant Date Fair Value
Outstanding, December 31, 2008	1,645	$3.64	4.79	$2.87

Exercised	(289)	1.75		1.64
Canceled	(14)	2.86		2.99
Forfeited	(8)	5.33		4.97
Granted	90	5.39		3.59

Outstanding, December 31, 2009	1,424	$4.14	5.05	3.16

Exercisable, December 31, 2009	1,097	$3.57	4.11	$2.82

Range of Exercise Prices	Weighted Average Remaining Contractual Life in Years	Options Outstanding		Options Exercisable
		Number	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$ 1.50 - $ 2.03	3.12	397	1.78	397	1.78
2.34 - 3.13	3.82	191	2.76	191	2.76
3.89 - 5.39	5.38	511	4.50	353	4.27
6.15 - 8.81	7.60	325	7.25	155	7.55

$ 1.50 - $ 8.81	5.05	1,424	4.14	1,097	3.57

The number and weighted average grant date fair value of options not vested at December 31, 2009 and 2008 was 327 and 385, respectively, and $4.87 and $4.55, respectively. The number and weighted average grant date fair value of options vested during the year ended December 31, 2009 was 624 and $4.48, respectively.

Warrants for Common Stock

We have not granted any warrants during the three years ended December 31, 2009. At December 31, 2005 we had 60 Stock warrants outstanding at an exercise price of $4.94. These warrants were exercised during the year ended December 31, 2007 and there has been no other warrant activity during the three years ended December 31, 2009.

Restricted Stock

The Company did not make any restricted stock awards prior to January 1, 2007. During 2007 we granted 50 shares of restricted stock with an intrinsic value of $8.12 per share. There were no exercises, cancellations or forfeitures of restricted stock during the year ended December 31, 2007. During 2008 we granted 50 shares of restricted stock with an intrinsic value of $6.15 per share, there were no cancellations or forfeitures of restricted stock and 10 shares of restricted stock vested due to length of service requirements being met. During 2009 we granted 50 shares of restricted stock with an intrinsic value of $5.39 per share, there were no cancellations or forfeitures of restricted stock and 20 shares of restricted stock vested due to length of service requirements being met.

At December 31, 2009 there were 120 shares of unvested restricted stock outstanding with a weighted average intrinsic value of $67.58.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Employee Benefit Plan (in thousands):

Bitstream has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, we may, but are not obligated to, match a portion of the employee’s contribution up to a defined maximum. We contributed $171, $180, and $163, for the years ended December 31, 2009, 2008, and 2007, respectively.

(9) Stockholders’ Equity (in thousands):

Stock Repurchase Plan

On December 10, 2007 our Board of Directors authorized a program to repurchase up to $2,500 of the Company’s common stock. On March 18, 2008 our Board of Directors authorized a second program to repurchase up to $2,500 of the Company’s common stock. These shares were repurchased under a structured share repurchase agreement with a large financial institution. On February 12, 2008, we reached our limit set by the December 10, 2007 stock repurchase plan purchasing 146 and 282 during the year ended December 31, 2007 and 2008, respectively, for a total of 428 shares at an average price of $5.84 per share or approximately $2,500. On June 16, 2008, we reached our limit set by the second stock repurchase plan purchasing approximately 415 shares at an average price of $6.02 per share or approximately $2,500 during 2008.

(10) Geographical Reporting (in thousands):

We attribute revenues to different geographical areas on the basis of the location of the customer. All of our product sales for the years ended December 31, 2009, 2008 and 2007 were shipped from our headquarters located in the United States. Revenues by geographic area are as follows:

	Years Ended December 31,
	2009	2008	2007
*Revenue:
United States	$17,456	$19,818	$19,372
United Kingdom (UK)	1,203	1,337	1,493
Other (Countries less than 5% individually, by Region)
Europe, excluding UK	883	1,387	1,430
Asia	1,118	714	371
Other, (includes Canada)	829	752	952

Total revenue	$21,489	$24,008	$23,618

Total Foreign Revenue	$4,033	$4,190	$4,246

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

Long-lived tangible assets by geographic area are as follows:

	December 31, 2009	December 31, 2008
United States	$626	$410
India	17	17

Total	$643	$427

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(11) Quarterly Financial Data, (Unaudited)

The following tables (presented in thousands, except per share amounts) set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2009.

	Year Ended December 31, 2009
	First	Second	Third	Fourth	Annual
Revenue	$5,001	$5,249	$5,660	$5,579	$21,489
Gross profit	$2,853	$3,108	$3,381	$3,309	$12,651
Income (loss) from operations	$(166)	$358	$536	$273	$1,001
Net income (loss)	$(153)	$319	$519	$167	$852
Basic net income (loss) per share	$(0.02)	$0.03	$0.05	$0.02	$0.09
Diluted net income (loss) per share	$(0.02)	$0.03	$0.05	$0.02	$0.08

	Year Ended December 31, 2008
	First	Second	Third	Fourth	Annual
Revenue	$6,369	$6,518	$5,483	$5,638	$24,008
Gross profit	$3,774	$4,070	$3,189	$3,549	$14,582
Income from operations	$600	$792	$163	$744	$2,299
Net income	$659	$813	$187	$709	$2,368
Basic net income per share	$0.07	$0.08	$0.02	$0.07	$0.25
Diluted net income per share	$0.06	$0.08	$0.02	$0.07	$0.23

Quarterly income (loss) per share totals differ from annual income (loss) per share due to dilution and rounding.

(12) Valuation and qualifying accounts (in thousands)

Allowance for bad debts	Balance at Beginning of Year	Provision (Benefit) Recorded in Statement of Operations	Accounts Written Off	Balance at End of Year
December 31, 2009	$32	$280	$(29)	$283
December 31, 2008	$65	$(22)	$(11)	$32
December 31, 2007	$33	$51	$(19)	$65