Form 10-Q
period 2010-03-31
BITSTREAM INC
filed 2010-05-17
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

On May 7, 2010, there were 10,010,307 shares of Class A Common Stock, par value $0.01 per share issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	March 31, 2010	December 31, 2009

ASSETS
Current assets:
Cash and cash equivalents	$13,956	$17,915
Accounts receivable, net of allowance of $44 and $283 at March 31, 2010 and December 31, 2009, respectively	700	1,689
Prepaid expenses and other current assets	567	802
Short-term investments- certificates of deposit	114	114

Total current assets	15,337	20,520

Property and equipment, net	603	643

Other long-term assets:
Long-term investments - marketable securities	5,970	—
Restricted investment-long-term	136	136
Goodwill	727	727
Intangible assets, net	78	78

Total other assets	6,911	941

Total assets	$22,851	$22,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,706	$1,091
Accrued payroll and other compensation	443	261
Other accrued expenses	750	808
Deferred revenue	1,868	1,762

Total current liabilities	4,767	3,922

Deferred rent	537	536

Total liabilities	5,304	4,458

Commitments and contingencies (Note 5)
Stockholders’ equity:
Preferred stock, $0.01 par value; Authorized-6,000 shares Issued and outstanding-0 at March 31, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value; Authorized-30,000 shares Class A and 500 shares Class B Class A-Issued 10,120 and 10,120 and outstanding 10,010 and 9,953 at March 31, 2010 and December 31, 2009, respectively	101	101
Class B-Issued and outstanding-0 at March 31, 2010 and December 31, 2009	—	—
Additional paid-in capital	35,023	35,043
Accumulated deficit	(16,872)	(16,474)
Treasury stock, at cost; 110 and 167 shares at March 31, 2010 and December 31, 2009, respectively	(652)	(994)
Accumulated other comprehensive loss	(53)	(30)

Total stockholders’ equity	17,547	17,646

Total liabilities and stockholders’ equity	$22,851	$22,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenue:
Software licenses	$4,017	$3,765
Services	1,191	1,236

Total revenue	5,208	5,001

Cost of revenue:
Software licenses	2,211	1,565
Services	462	583

Cost of revenue	2,673	2,148

Gross profit	2,535	2,853

Operating expenses:
Marketing and selling	803	1,033
Research and development	1,392	1,214
General and administrative	743	772

Total operating expenses	2,938	3,019

Operating loss	(403)	(166)

Interest and other income, net	13	19

Loss before provision for income taxes	(390)	(147)

Provision for income taxes	8	6

Net loss	$(398)	$(153)

Basic and diluted net loss per share	$(0.04)	$(0.02)

Basic and diluted weighted average shares outstanding	9,953	9,723

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(398)	$(153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock based compensation	227	194
Depreciation	69	72
Net loss on disposal of property and equipment	1	—
Amortization	7	7

Amortization of purchased premium on long-term investments in marketable securities	4	—
Changes in operating assets and liabilities:
Accounts receivable	990	752
Prepaid expenses and other current assets	282	(146)
Cash outflow for purchase of premium on long-term investments in marketable securities	(462)	—
Accounts payable	614	420
Accrued payroll and other compensation	181	(437)
Other accrued expenses	(57)	(126)
Deferred revenue	106	(92)
Deferred rent	1	—

Net cash provided by operating activities	1,565	491

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29)	(8)
Additions to intangible assets	(7)	—
Purchase of investments in marketable securities	(5,585)	—

Net cash used in investing activities	(5,621)	(8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	95	411

Net cash provided by financing activities	95	411

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS:	2	1

Net (decrease) increase in Cash and Cash Equivalents	(3,959)	895
Cash and Cash Equivalents, beginning of period	17,915	16,162

Cash and Cash Equivalents, end of period	$13,956	$17,057

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

Bitstream Inc. (together with its subsidiaries, “Bitstream” or the “Company”) is a software development company focused on bringing unique software products to a wide variety of markets. Our core software products include award-winning fonts and font rendering technologies, mobile browsing and messaging technologies, and variable data publishing and Web-to-print technologies, and multi-channel communications technologies.

The Company is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. The Company has also experienced net losses in prior years and as of March 31, 2010 have an accumulated deficit of approximately $17 million.

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

(b) Basis of Presentation

Our unaudited condensed consolidated financial statements presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles (“GAAP”). The balance sheet information as of December 31, 2009 has been derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K, which was filed with the SEC on March 31, 2010. The condensed consolidated balance sheet as of March 31, 2010, the condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, and the condensed consolidated statement of cash flows for the three months ended March 31, 2010 and 2009, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company for these interim periods. The results of operations for the three months ended March 31, 2010 may not necessarily be indicative of the results to be expected for the year ending December 31, 2010.

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

The Company evaluated subsequent events through the date of financial statement issuance, to determine whether or not any such events required disclosure in this Form 10-Q. See note 8, for our subsequent event disclosure.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Property and Equipment (in thousands)

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following (in thousands):

	March 31, 2010	December 31, 2009

Equipment and computer software	$1,912	$1,914
Purchased software	429	425
Furniture and fixtures	599	586
Leasehold improvements	95	88

	3,035	3,013
Less — Accumulated depreciation and amortization	2,432	2,370

Property and equipment, net	$603	$643

Depreciation expense for the three months ended March 31, 2010 and 2009 was $69 and $72, respectively.

During the three months ended March 31, 2010, we disposed of $8 of property and equipment with accumulated depreciation of $7 resulting in a loss on disposal of $1. The assets were no longer in service.

(d) Off-Balance Sheet Risk and Concentration of Credit Risk (in thousands)

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, and trade accounts receivable. The Company places a majority of its cash and cash equivalents in one highly-rated financial institution and holds its marketable securities in a custodial account at another highly-rated financial institution. The Company had not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area prior to January 2009. During 2009, the Company established reserves for certain customers affected by the economic downturn which began during the third quarter of 2008 and increased our allowance for bad debts from $32 at December 21, 2008 to $283 at December 31, 2009. During the three months ended March 31, 2010 the Company wrote-off approximately $214 of the reserved accounts. The Company has evaluated its receivable balance at March 31, 2010 and determined that the allowance for bad debts of $44 is adequate. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At March 31, 2010, three customers accounted for 14%, 13% and 10% of our accounts receivable, respectively. At December 31, 2009, two customers accounted for 27% and 24% of our accounts receivable, respectively. We do not have any off-balance sheet risks as of March 31, 2010 or December 31, 2009, respectively. For the three months ended March 31, 2010 and 2009, no single customer accounted for 10% or greater of our revenue.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENT—(Continued)

(e) Goodwill and Other Intangible Assets (in thousands)

Goodwill resulted from the acquisitions of Type Solutions, Inc. and Alaras Corporation and was $727 at March 31, 2010 and December 31, 2009.

The Comapny follows the accounting and reporting requirements for goodwill and other intangible assets as required by authoritative guidance. Under this guidance, goodwill and indefinite-lived intangible assets are not amortized, but are required to be reviewed annually for impairment, or more frequently if impairment indicators arise. The Company has determined that it does not have separate reporting units and thus goodwill is tested for impairment based upon an enterprise wide valuation. The Company has not recorded any impairment charges related to goodwill since the time of the change to the authoritative guidance which called for goodwill to be reviewed for impairment rather than amortized, based on the results of its impairment tests. Separable intangible assets that have finite lives are amortized over their useful lives.

The components of the Company’s amortized intangible assets follow:

	March 31, 2010			December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$85	$(81)	$4	$85	$(81)	$4
Technology-based	630	(556)	74	623	(549)	74

Total	$715	$(637)	$78	$708	$(630)	$78

Amortization expense for finite-lived intangible assets for the three months ended March 31, 2010 and 2009 was $7. Estimated amortization for the five succeeding years follows:

Estimated Amortization Expense:
2010, remaining	$21
2011	25
2012	18
2013	9
2014	5

$78

(f) Comprehensive Loss (in thousands)

Comprehensive loss consists of net loss and adjustments to stockholders’ equity for foreign currency translation adjustments and unrealized losses from investments in marketable securities classified as available-for-sale. For the purposes of comprehensive loss disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to permanently reinvest undistributed earnings in its foreign subsidiaries in accordance with the applicable accounting guidance. For the purposes of comprehensive loss disclosures, the Company also does not record tax provisions or benefits for unrealized gains or losses on investments in marketable securities as we have recorded a full valuation allowance against our deferred tax asset and are not currently recording a tax liability.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Net loss	$(398)	$(153)
Unrealized loss on investments in marketable securities, net	(25)	—
Foreign currency adjustment, net of tax of $0	2	(9)

Total comprehensive loss	$(421)	$(162)

Accumulated other comprehensive loss consisted of the following:

	March 31, 2010	December 31, 2009
Unrealized loss on investments in marketable securities, net	$(25)	$—
Foreign currency translation	(28)	(30)

Other comprehensive loss	$(53)	$(30)

(g) Recently Issued Accounting Standards

The Company describes below recent pronouncements that have had or may have a significant effect on our financial statements. The Company does not discuss recent pronouncements that are not anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

In May 2009, the FASB issued authoritative guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. This guidance requires that public entities evaluate subsequent events through the date that the financial statements are issued. We adopted this guidance effective with our quarterly period ended June 30, 2009 and the adoption did not have a material impact on our condensed consolidated financial statements.

(h) Fair Value of Financial Instruments (in thousands)

The fair value measurement rules establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

At December 31, 2009, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included money market funds of $10 short-term investments in certificates of deposit of $114, and a restricted investment - long-term of $136, which were Level 1 financial assets. The Company did not have any non-financial assets or liabilities that were measured or disclosed at fair value on a recurring basis at December 31, 2009 or March 31, 2010. As required by authoritative guidance, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The adoption of this guidance for non-financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities of the Company measured at fair value on a recurring basis as of March 31, 2010, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$1,981	$1,981	$—	$—
Short-term investments - certificates of deposit	114	114	—	—
Restricted investment - long-term	136	136	—	—
Long-term investments	5,970	5,970	—	—

Total assets	$8,201	$8,201	$—	$—

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. The Company’s investments in marketable securities, corporate and government bonds, are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. Purchased interest in included in interest receivable and reported as other current assets in our condensed consolidated balance sheet. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion (loss) of discounts to maturity. Such amortization and accretion is included in interest income and other, net of expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income and other, net of expense. The fair value of investments in marketable securities is determined based on quoted market prices at the reporting date for those instruments.

Cash Equivalents

Cash equivalents of $1,981 consisting of money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Short-term investments - Certificates of Deposit

Short-term investments - Certificates of Deposit of $114 are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Restricted investment - long-term

Restricted investment - long-term consisting of Certificates of Deposit of $136 are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Long-term investments

Long-term investments of $5,970 consisting of federal government and government agency bonds and corporate bonds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

(i) Foreign Currency Translation and transactions (in thousands)

The financial statements of our foreign subsidiaries are translated in accordance with authoritative guidance for foreign currency translation. The functional currency for our foreign subsidiaries is the applicable local currency. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America are translated into U.S. dollars using period-end exchange rates. Revenue and expense accounts are translated at the monthly average rates in effect during the period. The effects of foreign currency translations are included in accumulated other comprehensive loss as a component of stockholders’ equity.

Transaction gains for the three months ended March 31, 2010 and 2009 were $2 and $14, respectively. Transaction gains were recorded as interest and other income, net in the condensed consolidated statements of operations.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) Cash, Cash Equivalents and Investments in Marketable Securities (in thousands)

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. Our investments in marketable securities, corporate and government bonds, are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. Purchased interest is included in interest receivable and reported as other current assets in our condensed consolidated balance sheet. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion (loss) of discounts to maturity. Such amortization and accretion is included in interest income and other, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income and other, net. The fair value of investments in marketable securities is determined based on quoted market prices for those instruments at the reporting date. As of March 31, 2010 and December 31, 2009, aggregate cash and cash equivalents and investments in marketable securities consisted of:

March 31, 2010:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$13,956	$—	$—	$13,956
Government bonds	1,233	—	(5)	1,228
Corporate bonds	4,762	2	(22)	4,742

Total	$19,951	$2	$(27)	$19,926

December 31, 2009:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
Cash and cash equivalents	$17,915	$—	$—	$17,915

(3) Income Per Share (in thousands)

Basic earnings or loss per share is determined by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the effect of the conversion of potentially dilutive securities, such as stock options, warrants, and restricted shares, based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. As a result there is no difference between the Company’s basic and diluted loss per share for the three month periods ended March 31, 2010 and 2009.

If the Company had reported a profit for these periods, the potential common shares would have increased the weighted average shares outstanding by 677 and 405 shares for the three months ended March 31, 2010 and 2009, respectively. In addition, there were unvested restricted shares and options outstanding to purchase 389 and 693 shares at March 31, 2010 and 2009, respectively, that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company’s common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Equity-Based Compensation Expense (in thousands)

The Company accounts for stock-based compensation in accordance with authoritative guidance, under which, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

The Company currently estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of its stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and its expected annual dividend yield. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company is required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include, but are not limited to, the issuance of new options.

No stock options were granted during the three months ended March 31, 2010 and 2009. During the three months ended March 31, 2010 we made a restricted stock award of 25,000 shares, which was valued at its intrinsic value, the fair market value at the grant date.

All options granted have a contractual ten-year term. All options granted in 2010 vest in equal installments on the first, second, third, and fourth year anniversaries over a four year period of continuous employee service. All restricted stock awards made prior to January 1, 2010 vest in equal installments on the first, second, third, fourth and fifth year anniversaries over a five year period of continuous employee service. All restricted stock awards made subsequent to January 1, 2010 vest in 20 equal installments on the quarterly anniversaries from the date of grant over a five-year period. The risk-free interest rate utilized is based upon published U.S. Treasury yield curves at the date of the grant for the expected option term. Expected stock price volatility is based upon the historical volatility of our common stock price over the expected term of the option. We use historical exercise, forfeiture, and cancellation information to determine expected term and forfeiture rates.

The Company’s results for the three months ended March 31, 2010 and 2009 include $227 and $194, respectively, of share-based compensation within the applicable expense classification where it reports the share-based award holders’ compensation expense.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents share-based compensation expense included in the Company’s condensed consolidated statement of operations:

	Three Months Ended March 31,
	2010	2009
Cost of revenue-software licenses	$1	$1
Cost of revenue-services	19	19
Marketing and selling	13	13
Research and development	92	79
General and administrative	102	82

Share-based compensation expense before tax	227	194
Income tax benefit	—	—

Net compensation expense	$227	$194

(5) Commitments and Contingencies, (in thousands)

Lease commitments

The Company conducts its operations in leased facilities. In June 2009, we entered into a ten-year lease agreement for 27 thousand square feet of office space with the right of first refusal on an additional 4 thousand square feet in a building located in Marlborough, Massachusetts. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments began after three (3) free months of rent and increase by approximately 2% per annum. The remaining commitment under the lease at March 31, 2010 is approximately $5,226. The Company records rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. The Company’s current lease agreement also requires it to maintain a Letter of Credit in the amount of $136 through October 31, 2019, which the Company collateralized with a certificate of deposit classified as a long-term restricted asset on the condensed consolidated balance sheet.

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a 33-month lease agreement in Nodia, India. This lease agreement commenced May 1, 2008 and obligates the Company to make monthly payments including service taxes. The remaining commitment at March 31, 2010 is approximately $52 U.S. dollars.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense is recorded under our cost of software license revenue on the condensed consolidated statement of operations.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees

The Company enters into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, the Company indemnifies, holds harmless, and agrees to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent, copyright or other intellectual property infringement claim by any third party with respect to its products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. The Company has never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal.

Legal Actions

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of March 31, 2010, no liability was recorded. Litigation is inherently unpredictable and it is possible that the Company’s financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

(6) Income Taxes (in thousands)

The Company accounts for income taxes under the liability method in accordance with authoritative guidance, under which a deferred tax asset or liability is determined based on the difference between the financial statement and the tax basis of assets and liabilities, as measured by enacted tax rates in effect when these differences are expected to reverse.

The Company’s income tax provisions for the three months ended March 31, 2010 and 2009 are attributable to taxes related to foreign jurisdictions. Federal and state tax provisions for those periods included amounts in relation to the Company’s income generated in the U.S., reduced by previously unused net operating loss (NOL) carry forwards and tax credits that were recorded on the balance sheet with a full valuation allowance. As of March 31, 2010, a full valuation allowance was recorded against the Company’s net deferred tax assets in the U.S. At December 31, 2009, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $11,332 and $289, respectively, of which the benefit of approximately $8,272 and $289, respectively, when realized, will be recorded as a credit to additional paid in capital. The Company's NOL carry-forwards begin to expire in 2020 for federal purposes. At December 31, 2009, the Company also had U.S. federal and state research and development credit (“R&D Credit”) carryforwards of $1,011 and $366, respectively. These R&D credit carryforwards begin to expire in 2010 for federal purposes and 2016 for state purposes. As of December 31, 2009, we had foreign tax credit carryforwards of $490. These foreign tax credit carryforwards begin to expire in 2012.

The Company continued to provide a full valuation allowance for our net deferred tax assets at March 31, 2010, as it believes it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. The Company continues to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in future periods, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign taxes include foreign withholding taxes which vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States including Korea, Israel and Poland, as well as foreign taxes paid by Bitstream India Pvt. Ltd., our subsidiary, in India. The following is a summary of the components of the provision for income taxes:

	Three Months Ended March 31,
	2010	2009
Current:
Foreign	$8	$6

Total	$8	$6

In June 2006, the FASB issued authoritative guidance clarifying the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. The Company adopted this guidance on January 1, 2007, the implementation of which did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 31, 2009, and March 31, 2010, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2010, the Company had no accrued interest or penalties related to uncertain tax positions. The tax years 2005 through 2009 remain open to examination by the major taxing jurisdictions to which we are subject. The Company has determined that it is more likely than not that the deferred tax assets will not be realized, therefore, a valuation allowance has reduced the deferred tax assets to zero.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Geographical Reporting (in thousands)

The Company reports revenue and income under one reportable segment. Its management assesses operating results on an aggregate basis to make decisions about the allocation of resources. Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and long-lived assets by geographic area.

	Three Months Ended March 31,
	2010	2009
*Revenue:
United States	$4,569	$4,164
United Kingdom (UK)	235	271
Other (Countries less than 5% individually, by Region)
Europe, excluding UK	156	334
Asia	103	101
Other, including Canada	145	131

Total revenue	$5,208	$5,001

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

Long-lived tangible assets by geographic area are as follows:

	March 31, 2010	December 31, 2009
United States	$575	$626
India	28	17

Total	$603	$643

(8) Subsequent Events

On May 17, 2010, the Company agreed to acquire the assets of Press-sense Ltd. for $6.5 million in cash. Based in Israel, Press-sense is a leading developer of business flow automation systems. The purchase is expected to be completed during our quarter ended June 30, 2010. The purchase price allocation has not been completed, but a significant portion of the purchase price is expected to be allocated to acquired intangible assets and goodwill.

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

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies below as critical to its business operations and the understanding of its results of operations. The impact and any associated risks related to these policies on our business operations is discussed throughout this Management’s Discussion and Analysis of Financial Condition and Results of Operations where such policies affect the Company’s reported and expected financial results. Note that our preparation of this Quarterly Report on Form 10-Q requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

License Revenue (in thousands):

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

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and when collection is probable. Revenue related to extended payment programs is recognized when payment becomes due to the Company. End user sales include e-commerce revenue generated from our websites from the licensing of Bitstream fonts, subscription licenses for our browser, licensing of fonts developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three months ended March 31, 2010 and 2009 was $9 and $11, respectively. There are minimal costs associated with the referral program, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. We expense those costs as incurred.

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

Deferred revenue includes unearned software support and maintenance revenue, advance billings under contracts; and advanced billings for unrecognized revenue from licenses.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based on our historical experience and any specific customer collection issues that we identify. While such credit losses have historically been within our expectations and appropriate reserves have been established, we increased these reserves throughout 2009, and subsequently wrote-off several accounts during the three months ended March 31, 2010, as the downturn in the global economy has affected our customers and made collections from certain customers difficult. We cannot guarantee that our credit loss rates won’t continue to worsen or that we will experience the similar credit loss rates that we have experienced in the past.

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

Cash and Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. Our investments in marketable securities, corporate and government bonds, are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. Purchased interest in included in interest receivable and reported as other current assets in our condensed consolidated balance sheet. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion (loss) of discounts to maturity. Such amortization and accretion is included in interest income and other, net of expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income and other, net of expense. The fair value of investments in marketable securities is determined based on quoted market prices at the reporting date for those instruments. Assumptions used require significant judgments by management. Changes in the assumptions could result in materially different estimates of fair values, resulting in additional credits and charges presented in the consolidated financial statements.

FORWARD LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of our products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in our filings with the SEC, including those risks and uncertainties discussed under the section entitled “Forward Looking Statements” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 31, 2010. The forward-looking statements contained herein represent our judgment as of the date of this report, and we caution readers not to place undue reliance on such statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS (in thousands, except percentages and per share amounts)

Non-GAAP measures, (in thousands)

We use non-GAAP information internally to evaluate our operating performance and believe these non-GAAP measures are useful to investors as they provide additional insight into the underlying operating results. Our non-GAAP net income excludes the effect of stock-based compensation expense. These non-GAAP measures are not in accordance with GAAP, should not be considered an alternative for measures prepared in accordance with GAAP, and may have limitations in that they do not reflect all of Bitstream’s results of operations as determined in accordance with GAAP. These non-GAAP measures should only be used to evaluate Bitstream’s results of operations in conjunction with the corresponding GAAP measures. The presentation of non-GAAP information is not meant to be considered superior to, in isolation from, or as a substitute for results prepared in accordance with GAAP. A reconciliation of GAAP to non-GAAP results is set forth in the table below:

	Three Months Ended March 31,
	2010	2009
Operating income (loss)
GAAP operating loss	$(403)	$(166)
Stock-based compensation	227	194

Non-GAAP operating income (loss)	$(176)	$28

Net income (loss)
GAAP net loss	$(398)	$(153)
Stock-based compensation	227	194

Non-GAAP net income (loss)	$(171)	$41

Diluted Net Income (loss) Per Share
GAAP net loss per share	$(0.04)	$(0.02)
Stock-based compensation per share	0.02	0.02

Non-GAAP net income (loss) per share	$(0.02)	$0.00

Diluted net income per share is based on 9,953 diluted weighted average shares outstanding for the three months ended March 31, 2010. For the three months ended March 31, 2009, diluted net income per share is based on 10,128 fully-diluted weighted average shares outstanding and the diluted net loss per share is based on 9,723 diluted weighted average shares outstanding.

Revenue and Gross Profit:

	Three Months Ended March 31,
	2010	% of Revenue	2009	% of Revenue	Change
					Dollars	Percent
Revenue
Software licenses	$4,017	77.1	$3,765	75.3	$252	6.7%
Services	1,191	22.9	1,236	24.7	(45)	(3.6)%

Total revenue	5,208	100.0	5,001	100.0	207	4.1%

Cost of Revenue
Software licenses	2,211	55.0	1,565	41.6	646	41.3%
Services	462	38.8	583	47.2	(121)	(20.8)%

Total cost of revenue	2,673	51.3	2,148	43.0	525	24.4%

Gross Profit	$2,535	48.7%	$2,853	57.0%	$(318)	(11.1)%

The increase in revenue from software licenses was attributable to an increase in direct sales of $559 or 20.9% to $3,240 for the three months ended March 31, 2010 as compared to $2,681 three months ended March 31, 2009, due to an increase in sales of fonts from our e-commerce site. This increase was due to both the volume and variety of fonts sold. Software license revenue from resellers decreased $199, or 67.0% to $98 for the three months ended March 31, 2010, as compared to $297 for the three months ended March 31, 2009. Software license revenue from Original Equipment Manufacturers (“OEMs”) and Independent Software Vendors (“ISVs”) decreased $108, or 13.7% to $679 for the three months ended March 31, 2010, as compared to $787 for the three months ended March 31, 2009. The decrease in reseller revenue and direct sales, excluding e-commerce sales, was due to decreases in the volume and variety of fonts and publishing products licensed during the three months ended March 31, 2010. The decrease in OEM and ISV revenue was due to a decrease in new licenses, as well as license renewals and royalties received under existing license agreements because of decreases in reported unit shipments by certain OEM customers. We were affected by the global economic downturn, as were our customers, including various OEMs and ISVs who report product royalties on shipments of their products. We are not able to determine at this time how these economic conditions will impact our license revenue during the remainder of 2010.

Revenue from services decreased 3.6% for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 due to decreases in consulting, custom design and training services of $24 and a decrease in maintenance and support contract revenue of $20 associated with our publishing and font technology product lines. Service revenue from direct sales decreased $52, or 5.4%, to $915 for the three months ended March 31, 2010 as compared to $967 for the three months ended March 31, 2009. Service revenue from resellers increased $26, or 14.5%, to $205 for the three months ended March 31, 2010 as compared to $179 for the three months ended March 31, 2009. Service revenue from OEMs and ISVs decreased $19, or 21.1%, to $71 for the three months ended March 31, 2010 as compared to $90 for the three months ended March 31, 2009. Consulting, graphic design and training services vary with specific requirements of customers and may be affected more by economic concerns as customers may delay design changes, custom development and training. We are affected by the global economic downturn and we are not able to determine at this time how these economic concerns will impact our service revenue during the remainder of 2010.

We recognize license revenue from direct sales and licensing agreements of our products and products from third parties including e-commerce sales made via our websites, licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of mobile browsing products, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three months ended

March 31, 2010 and 2009 was $9 and $11, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The increase in cost of license revenue for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily due to increased direct costs, including royalty and credit card processing expenses of $579, or 38.6%, to $2,078 for the three months ended March 31, 2010 as compared to $1,499 for the three months ended March 31, 2009, resulting from increased sales of third party products including e-commerce sales. We also incurred increased support infrastructure costs for our e-commerce and browsing product lines. Due to anticipated e-commerce revenue growth, we expect that cost of licenses as a percent of sales for 2010 will continue at a level above that reflected in our 2009 financial statements, until such time as revenue from sales of our type, publishing and browsing technologies begins to increase relative to the increase in e-commerce revenue, though quarterly results may vary based upon the mix of products sold during any particular quarter.

The decrease in cost of services revenue for the three months ended March 31, 2010, as compared to the three months ended March 31, 2009 was primarily due to decreases in customer support and consulting services costs of $71 and $46, respectively. The decrease in consulting services costs was due to an increase in the internal allocation of resources charged to research and development projects resulting in lower costs of services expense. Our costs of services infrastructure is expected to remain relatively constant during 2010 and we expect our variable costs to increase as the demand for these services increases and we expect our costs as a percentage of revenue to increase to approximate the level attained during 2009.

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

Operating Expenses:

	Three Months Ended March 31,
	2010	% of Revenue	2009	% of Revenue	Change
					Dollars	Percent
Marketing and selling	$803	15.4%	$1,033	20.7%	$(230)	(22.3)%
Research and development	1,392	26.7	1,214	24.3	178	14.7
General and administrative	743	14.3	772	15.4	(29)	(3.8)

Total operating expenses	$2,938	56.4%	$3,019	60.4%	$(81)	(2.7)%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The decrease in M&S expense was the result of a $130 decrease in employee salaries and benefits due to temporary headcount reductions and decreased commissionable sales, a decrease in the use of professional marketing consultants of $32, and a decrease of $59 in advertising and marketing activities due primarily to the decrease in tradeshow participation during the first quarter of 2010 as compared to the three months ended March 31, 2009. We expect that our M&S expense will increase in both absolute dollars and as a percentage of revenue during the remainder of 2010 as commissionable sales increase and as we invest in new sales and marketing resources primarily for our browsing product line.

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expense for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily the result of an increase in salaries and benefits of $104 due to increases in R&D personnel for both the publishing and browsing product lines, an increase $18 from additional services from subcontractors, and an increase in the utilization of customer support and consulting personnel on internal R&D projects of $46. We expect our development efforts and R&D expense to increase as compared to 2009 both in absolute dollars and as a percentage of sales during 2010.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The decrease in G&A for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 was primarily the result of a decrease in bad debt expense of $147. This decrease was partially offset by an increase in accounting and legal expense including audit and tax services of $87, as well as, increases in investor relations services and equipment repairs and maintenance costs of $21 and $11, respectively. We expect our G&A expense as a percentage of revenue to continue at a similar levels during the remainder of 2010.

Other Income, Net:

	Three Months Ended March 31,
	2010	% of Revenue	2009	% of Revenue	Change
					Dollars	Percent
Interest and other income, net	$13	0.2%	$19	0.4%	$(6)	(31.6)%

Other income includes interest income earned on cash, marketable securities, and money market instruments and foreign currency transaction gains. Transaction gains for the three months ended March 31, 2010 and 2009 were $2, and $14, respectively. Net interest income has increased as compared to the same periods in the prior year as we have invested a portion of our cash in marketable securities including corporate bonds and government and agency bonds.

Provision for Income Taxes:

	Three Months Ended March 31,
	2010	% of Revenue	2009	% of Revenue	Change
					Dollars	Percent
Provision for income taxes	$8	0.2%	$6	0.1%	$2	33.3%

The Company’s income tax provisions for the three months ended March 31, 2010 are attributable to taxes related to foreign jurisdictions. As of March 31, 2010, a full valuation allowance was recorded against the Company’s net deferred tax assets in the U.S. At December 31, 2009, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $11,332 and $289, respectively, of which the benefit of approximately $8,272 and $289, respectively, when realized, will be recorded as a credit to additional paid in capital. The Company's NOL carry-forwards begin to expire in 2020 for federal purposes. At December 31, 2009, the Company also had U.S. federal and state research and development credit (“R&D Credit”) carryforwards of $1,011 and $366, respectively. These R&D credit carryforwards begin to expire in 2010 for federal purposes and 2016 for state purposes. As of December 31, 2009, we had foreign tax credit carryforwards of $490. These foreign tax credit carryforwards begin to expire in 2012.

We continued to provide a full valuation allowance for our net deferred tax assets at March 31, 2010, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. We continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in future periods, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations.

Foreign taxes include foreign withholding taxes which vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States including Korea, Israel and Poland, as well as, foreign taxes paid by Bitstream India Pvt. Ltd., our subsidiary, in India.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share and per share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of March 31, 2010, we had net working capital of $10,570 versus $16,598 at December 31, 2009. Including long-term available-for-sale marketable securities classified as long term because their stated maturity dates are longer than one year, we had net working capital of $16,540.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $19,926 at March 31, 2010. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including government, government agency, and corporate bonds. Based on our current expectations, we anticipate that some portion of our existing cash, cash equivalents and investments may be consumed by operations.

Our operating activities generated cash during the three months ended March 31, 2010 and 2009 of $1,565 and $491, respectively. Cash from operating activities was generated primarily from collections of accounts receivable of $990 and $752 for the three months ended March 31, 2010 and 2009, respectively, and by increases in accounts payable which increased cash for the three months ended March 31, 2010 and 2009 by $614 and 420, respectively.

Cash used in investing activities during the three months ended March 31, 2010 was $5,621 and consisted primarily of investments in marketable securities $5,585 and purchases of property and equipment of $29 and additions to intangible assets of $7. For the three months ended March 31, 2009 we used cash of $8 for the purpose of acquiring additional property and equipment.

Our financing activities for the three months ended March 31, 2010 and 2009 provided cash of $95 and $411, respectively, from the exercise of stock options.

Our cash balance also increased during the three months ended March 31, 2010 and 2009 by $2 and $1, respectively, from the effect of foreign currency exchange rates applied to the balances and activities of our subsidiary, Bitstream India Pvt. Ltd, whose functional currency is the Indian Rupee.

We conduct our operations in leased facilities. In June 2009, we entered into a ten-year lease agreement for 27 thousand square feet of office space with the right of first refusal on an additional 4 thousand square feet in a building located in Marlborough, Massachusetts. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments began after three (3) free months of rent and increase by approximately 2% per annum. The total commitment under the lease is approximately $5,390, net of a tenant allowance of $411. We record rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. This lease agreement also requires us to maintain a Letter of Credit in the amount of $136 through October 31, 2019, which we collateralized with a certificate of deposit classified as a long-term restricted asset on our Balance Sheet.

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a thirty-three (33) month lease agreement in Nodia India. This lease agreement commenced May 1, 2008 and obligates us to make monthly payments including service taxes. Our total financial commitment during the thirty-three (33) month lease period is approximately $132 U.S. dollars.

As of March 31, 2010, we had no material commitments for capital expenditures.

On May 17, 2010, we agreed to acquire the assets of Press-sense Ltd. for $6.5 million in cash. Based in Israel, Press-sense is a leading developer of business flow automation systems. The purchase is expected to be completed during our quarter ended June 30, 2010. The purchase price allocation has not been completed, but a significant portion of the purchase price is expected to be allocated to acquired intangible assets and goodwill.

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

Potential Indemnification Obligations Off-Balance Sheet Arrangements

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent, copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual any time after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated fair value of these agreements is minimal, but we can provide no assurance that payments will not be required under these agreements in the future.

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

In May 2009, the FASB issued authoritative guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This guidance is effective for interim and annual periods ending after June 15, 2009. This guidance requires that public entities evaluate subsequent events through the date that the financial statements are issued. We adopted this guidance effective with our quarterly period ended June 30, 2009 and the adoption did not have a material impact on our condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of March 31, 2010, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required under SFAS No. 107. Our investments include bank deposits, short-term money market accounts and investments in marketable securities including corporate bonds and government and government agency bonds that are carried on our books at fair value.

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. To meet these objectives, we invest funds not immediately required for operations only in high credit quality debt securities. We also limit the percentage of total investments that may be invested in any one issuer. Corporate investments as a group are also limited to a maximum percentage of our investment portfolio. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including money market funds, corporate bonds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at March 31, 2010, the fair value of the portfolio would decline by approximately $600,000. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

In addition to interest rate risk, we are subject to market risk on our investments. We monitor all of our investments for impairment on a periodic basis. In the event that the carrying value of the investment exceeds its fair value and the decline in value is determined to be other than temporary, the carrying value is reduced to its current fair market value. In the absence of other overriding factors, we consider a decline in market value to be a potential indicator of an other than temporary impairment when a publicly traded stock or a debt security has traded below amortized cost for a consecutive six-month period. If an investment continues to trade below amortized cost for more than six months, and mitigating factors such as general economic and industry specific trends, including the creditworthiness of the issuer are not present, this investment would be evaluated for impairment and written down to a balance equal to the estimated fair value at the time of impairment, with the amount of the write-down recorded in Interest income and other, net, on the consolidated statements of operations. If management concludes it does not intend to sell an impaired debt security and it is not more likely than not it will be required to sell the debt security before the recovery of its amortized cost basis, and the issuers of the securities are creditworthy, no other-than-temporary impairment is deemed to exist.

Exchange Rate Sensitivity

Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiary are almost exclusively conducted in the local currency. The impact of currency exchange rate movements on inter-company transactions was immaterial for the three months ended March 31, 2010. International subsidiary operations will be translated into U.S. dollars and consolidated for reporting purposes.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, and claims involving commercial, employment and other matters. We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of March 31, 2010, no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

ITEM 1A.	RISK FACTORS

We incorporate herein by reference the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and filed with the SEC on March 31, 2010. There have not been any material changes in the risk factors previously disclosed in our Annual Report on Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Instruments defining the rights of the holders of any class of our registered securities have not been materially modified during the three months ended March 31, 2010.

(b)	Rights evidenced by any class of our registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended March 31, 2010.

(c)	There were no unregistered securities sold by us during the three months ended March 31, 2010.

(d)	There were no repurchases of our equity securities during the three months ended March 31, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(Reserved)

ITEM 5.	OTHER INFORMATION

(a)	Consistent with Section 10A(i)(2) of the Exchange Act, as added by Section 202 of Sarbanes-Oxley, the Company is responsible for listing the non-audit services approved during any reporting period by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor.

(b)	During the three months ended March 31, 2010, no amounts for services were brought before the Audit Committee for approval.

(c)	During the three months ended March 31, 2010, there were no changes made to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

(a)	Exhibits

CERTIFICATIONS

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II — SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.
(Registrant)

SIGNATURE	TITLE	DATE

/S/ ANNA M. CHAGNON	President and Chief Executive Officer (Principal Executive Officer)	May 17, 2010
Anna M. Chagnon

/S/ JAMES P. DORE	Vice President and Chief Financial Officer (Principal Financial Officer)	May 17, 2010
James P. Dore