Form 10-Q
period 2010-06-30
BITSTREAM INC
filed 2010-08-16
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

On August 14, 2010, there were 10,063,307 shares of Class A Common Stock, par value $0.01 per share issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$3,965	$17,915
Accounts receivable, net of allowance of $25 and $283 at June 30, 2010 and December 31, 2009, respectively	1,177	1,689
Prepaid expenses and other current assets	779	802
Short-term investments- certificates of deposit	114	114

Total current assets	6,035	20,520

Property and equipment, net	667	643

Other long-term assets:
Long-term investments – marketable securities	8,054	—
Restricted investment-long-term	136	136
Goodwill	3,537	727
Intangible assets, net	3,655	78

Total other assets	15,382	941

Total assets	$22,084	$22,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$996	$1,091
Accrued payroll and other compensation	763	261
Other accrued expenses	712	808
Deferred revenue	1,744	1,762

Total current liabilities	4,215	3,922

Deferred rent	536	536

Total liabilities	4,751	4,458

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value;
Authorized-6,000 shares
Issued and outstanding-0 at June 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value;
Authorized-30,000 shares Class A and 500 shares Class B Class A-Issued 10,120 and 10,120 and outstanding 10,063 and 9,953 at June 30, 2010 and December 31, 2009, respectively	101	101
Class B-Issued and outstanding-0 at June 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	34,974	35,043
Accumulated deficit	(17,577)	(16,474)
Treasury stock, at cost; 57 and 167 shares at June 30, 2010 and December 31, 2009, respectively	(337)	(994)
Accumulated other comprehensive income (loss)	152	(30)

Total stockholders’ equity	17,333	17,646

Total liabilities and stockholders’ equity	$22,084	$22,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenue:
Software licenses	$4,319	$4,084	8,336	7,849
Services	1,116	1,165	2,307	2,401

Total revenue	5,435	5,249	10,643	10,250
Cost of revenue:
Software licenses	2,087	1,602	4,298	3,167
Services	492	539	954	1,122

Cost of revenue	2,579	2,141	5,252	4,289

Gross profit	2,856	3,108	5,391	5,961

Operating expenses:
Marketing and selling	899	874	1,702	1,907
Research and development	1,627	1,193	3,019	2,407
General and administrative	1,044	683	1,787	1,455

Total operating expenses	3,570	2,750	6,508	5,769

Operating income (loss)	(714)	358	(1,117)	192
Interest and other income, net	51	16	64	35

Income (loss) before provision for income taxes	(663)	374	(1,053)	227
Provision for income taxes	22	55	30	61

Net income (loss)	$(685)	$319	(1,083)	166

Basic net income (loss) per share	$(0.07)	$0.03	(0.11)	0.02

Diluted net income (loss) per share	$(0.07)	$0.03	(0.11)	0.02

Basic weighted average shares outstanding	9,876	9,786	9,856	9,755

Diluted weighted average shares outstanding	9,876	10,152	9,856	10,140

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,083)	$166
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock based compensation	485	400
Depreciation	132	142
Net loss on disposal of property and equipment	1	—
Amortization	47	14
Amortization of purchased premium on long-term investments in marketable securities	31	—
Changes in operating assets and liabilities, net of the effects of the acquisition:
Accounts receivable	513	130
Prepaid expenses and other current assets	107	14
Cash outflow for purchase of premium on long-term investments in marketable securities	(615)	—
Accounts payable	(96)	575
Accrued payroll and other compensation	504	(455)
Other accrued expenses	(96)	(99)
Deferred revenue	(18)	(358)
Deferred rent	—	—

Net cash provided by and (used in) operating activities	(88)	529

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(78)	(20)
Acquisition of Press-sense Ltd.	$6,528	—
	(13)	(7)
Purchase of investments in marketable securities	(7,685)	—
Proceeds from sale of marketable securities	350	—

Net cash used in investing activities	(13,954)	(27)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	103	411

Net cash provided by financing activities	103	411

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS:	(11)	(8)

Net (decrease) increase in Cash and Cash Equivalents	(13,950)	905
Cash and Cash Equivalents, beginning of period	17,915	16,162

Cash and Cash Equivalents, end of period	$3,965	$17,067

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Operations and Significant Accounting Policies

Bitstream Inc. (together with its subsidiaries, “Bitstream” or the “Company”) is a software development company focused on bringing unique software products to a wide variety of markets. Our core software products include award-winning fonts and font rendering technologies, mobile browsing and messaging technologies, variable data publishing and Web-to-print technologies, and multi-channel communications technologies.

The Company is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. The Company has also experienced net losses in the current year, as well as, prior years and as of June 30, 2010 has an accumulated deficit of approximately $17.6 million.

(a) Use of Estimates

The accompanying condensed consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes. The preparation of the accompanying condensed consolidated financial statements requires the use of certain estimates by us in determining our assets, liabilities, revenues and expenses. Significant estimates in these financial statements include revenue recognition, valuation of intangible assets, share-based compensation, income taxes and the valuation of deferred tax assets, and the allowance for doubtful accounts receivable. Actual results may differ from these estimates.

(b) Basis of Presentation

Our unaudited condensed consolidated financial statements presented herein, have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles (“GAAP”). The balance sheet information as of December 31, 2009 has been derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K, which was filed with the SEC on March 31, 2010. The condensed consolidated balance sheet as of June 30, 2010, the condensed consolidated statements of operations for the three and six months ended June 30, 2010 and 2009, and the condensed consolidated statement of cash flows for the six months ended June 30, 2010 and 2009, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company for these interim periods. The results of operations for the six months ended June 30, 2010 may not necessarily be indicative of the results to be expected for the year ending December 31, 2010.

Certain prior year amounts have been reclassified to conform with the current year’s presentation.

The Company evaluated subsequent events through the date of financial statement issuance to determine whether or not any such events required disclosure in this Form 10-Q, and determined that no such subsequent event has occurred.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Property and Equipment (in thousands)

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following:

	June 30, 2010	December 31, 2009
Equipment and computer software	$2,004	$1,914
Purchased software	437	425
Furniture and fixtures	616	586
Leasehold improvements	99	88

	3,157	3,013
Less — Accumulated depreciation and amortization	2,490	2,370

Property and equipment, net	$667	$643

Depreciation expense for the three months ended June 30, 2010 and 2009 was $63 and $70, respectively. Depreciation expense for the six months ended June 30, 2010 and 2009 was $132 and $142, respectively.

During the three and six months ended June 30, 2010, we disposed of $8 and $13 of property and equipment with accumulated depreciation of $7 and $12 resulting in a loss on disposal of $1 for both periods. The assets were no longer in service.

(d) Off-Balance Sheet Risk and Concentration of Credit Risk (in thousands)

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, and trade accounts receivable. The Company places a majority of its cash and cash equivalents in one highly-rated financial institution and holds its marketable securities in a custodial account at another highly-rated financial institution. The Company had not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area prior to January 2009. During 2009, we established reserves for certain customers affected by the economic downturn and increased our allowance for bad debts from $32 at December 31, 2008 to $283 at December 31, 2009. During the three and six month periods ended June 30, 2010 the Company wrote-off approximately $19 and $258, respectively, of the reserved accounts. The Company evaluated its accounts receivable balance at June 30, 2010 and determined that its allowance for bad debts of $25 was adequate. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At June 30, 2010, two customers accounted for 42% and 13% of our accounts receivable, respectively. At December 31, 2009, two customers accounted for 27% and 24% of our accounts receivable, respectively. We do not have any off-balance sheet risks as of June 30, 2010 or December 31, 2009, respectively. For the three and six months ended June, 2010 and 2009, no single customer accounted for 10% or more of our revenue.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Comprehensive Income (Loss) (in thousands)

Comprehensive income (loss) consists of net income (loss) and adjustments to stockholders’ equity for foreign currency translation adjustments and unrealized gains from investments in marketable securities classified as available-for-sale. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to permanently reinvest undistributed earnings in its foreign subsidiaries in accordance with the applicable accounting guidance. For purposes of comprehensive income (loss) disclosures, the Company also does not record tax provisions or benefits for unrealized gains or losses on investments in marketable securities as we have recorded a full valuation allowance against our deferred tax assets and are not currently recording a tax liability.

The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(627)	$319	$(1,025)	$166
Unrealized gain on investments in marketable securities, net	218		193
Foreign currency adjustment, net of tax of $0	(13)	(9)	(11)	(9)

Total comprehensive income (loss)	$(422)	$310	$(843)	$157

Accumulated other comprehensive income (loss) consisted of the following:

	June 30, 2010	December 31, 2009
Unrealized gain on investments in marketable securities, net	$193	$—
Foreign currency translation	(41)	(30)

Other comprehensive income (loss)	$152	$(30)

(f) Recently Issued Accounting Standards

The Company reviews and evaluates recent pronouncements that have had or may have a significant effect on our financial statements. The Company has not included a discussion of recent pronouncements below as none are anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(g) Fair Value of Financial Instruments (in thousands)

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

At December 31, 2009, the Company’s financial assets and liabilities that were measured at fair value on a recurring basis included money market funds of $10, short-term investments in certificates of deposit of $114, and a restricted investment long-term of $136, which were Level 1 financial assets. As required by authoritative guidance, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability. The adoption of this guidance for non-financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities of the Company measured at fair value on a recurring basis as of June 30, 2010, are summarized as follows:

		Fair Value Measurements at Reporting Date Using
Description	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents	$88	$88	$—	$—
Short-term investments – certificates of deposit	114	114	—	—
Restricted investment – long-term	136	136	—	—
Long-term investments	8,054	8,054	—	—

Total assets	$8,392	$8,392	$—	$—

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. The Company’s investments in marketable securities, corporate and government bonds, are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. Purchased interest is included in interest receivable and reported as other current assets in our condensed consolidated balance sheet. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest and other income, net of expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income, net of expense. The fair value of investments in marketable securities is determined based on quoted market prices at the reporting date for those instruments.

Cash Equivalents

Cash equivalents of $88 consisting of money market funds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Short-term investments – Certificates of deposit

Short-term investments – certificates of deposit of $114 are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

Restricted investments – long-term

Restricted investments – long-term consisting of Certificates of Deposit of $136 are classified as Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term investments

Long-term investments of $8,054 consisting of federal government and government agency bonds and corporate bonds are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices in active markets.

(i) Foreign Currency Translation and Transactions (in thousands)

The financial statements of our foreign subsidiaries are translated in accordance with authoritative guidance for foreign currency translation. The functional currency for our foreign subsidiaries is the applicable local currency. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America are translated into U.S. dollars using period-end exchange rates. Revenue and expense accounts are translated at the monthly average rates in effect during the period. The effects of foreign currency translations are included in accumulated other comprehensive income (loss) as a component of stockholders’ equity.

Transaction gains (losses) for the three months ended June 30, 2010 and 2009 were $(7) and $13, respectively, and for the six months ended June 30, 2010 and 2009 were $(5) and $27. Transaction gains were recorded as interest and other income, net in the condensed consolidated statements of operations.

(2) Cash, Cash Equivalents and Investments in Marketable Securities (in thousands)

Our investments in marketable securities, corporate and government bonds, are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. Purchased interest is included in interest receivable and reported as other current assets in our condensed consolidated balance sheet. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest and other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income, net. As of June 30, 2010 and December 31, 2009, aggregate cash and cash equivalents and investments in marketable securities consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
June 30, 2010:
Cash and cash equivalents	$3,965	$—	$—	$3,965
Government bonds	1,581	30	—	1,611
Corporate bonds	6,280	169	(6)	6,443
Certificate of deposit	114	—	—	114
Restricted investment- long-term	136	—	—	136

Total	$12,076	$199	$(6)	$12,269

December 31, 2009:
Cash and cash equivalents	$17,915	$—	$—	$17,915
Certificate of deposit	114	—	—	114
Restricted investment- long-term	136	—	—	136

Total	$18,165	$—	$—	$18,165

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Acquisition (in thousands except share and per share data)

On June 3, 2010, Bitstream Inc. (the “Company”) completed the acquisition of certain of the assets of Press-sense Ltd. (“Press-sense”) pursuant to terms of a Purchase and Sale Agreement dated May 31, 2010 by and among the Company, Bitstream Israel Ltd., a wholly-owned subsidiary of the Company organized under the Laws of the State of Israel and the court appointed Special Manager of Press-sense Ltd., an Israeli company in temporary liquidation under the supervision of the District Court of Haifa. The purchase price of $6,528, including $28 of VAT, was paid in cash. Assets purchased include all Press-sense software and know-how and related intellectual property rights (both source code and object code, some fixed and tangible assets, and all trademarks, transferable licenses and customer data. No liabilities were acquired in the transaction.

The results of operations have been included in the condensed consolidated financial statements since June 3, 2010. Press-sense was a developer of print industry business flow automation systems. The Press-sense business will complement and expand Bitstream’s Pageflex product line of enterprise brand management and web-to-print solutions to create one of the most robust end-to-end offerings of business management tools available in the marketing and print industries. By fully automating the creation, production, and back-office processes for document orders, Bitstream will provide the tools to enable its customers to maximize production efficiency, monitor and reduce costs, and increase profits.

The acquisition was accounted for using the purchase method of accounting in accordance with appropriate standards. The allocation of the purchase price is preliminary and is subject to finalization of the Company’s purchase accounting. The Company expects to finalize the purchase accounting in the period ending December 31, 2010. The following table summarizes the preliminary allocation of the purchase price of $6,528:

Total consideration - cash paid	$6,528

Allocation of the purchase consideration
VAT tax receivable	$28
Fixed assets	80
Identifiable intangible assets	3,610
Goodwill	2,810

Total assets acquired	$6,528

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to the expected growth from synergies related to the integration of Press-sense assets acquired with the Company’s Pageflex publishing software. Goodwill from the acquisition of Press-sense Ltd. assets will be included within the Company’s one reporting unit and will be included in the Company’s enterprise-level annual review for impairment. Goodwill is deductible for tax purposes.

The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives:

	Fair Value	Useful life (Years)
Developed product technology	$1,410	7.5
Customer relationships	2,200	11.5

Total	$3,610

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Press-sense contributed no revenues and a loss from continuing operations of $301 to the Company for the period from June 3, 2010, the closing date of the acquisition, to June 30, 2010. The following table presents the pro forma results of the historical condensed consolidated statements of operations of the Company and Press-sense Ltd. for the three month periods ended June 30, 2010 and June 30, 2009, giving effect to the merger as if it occurred on April 1, 2010 and 2009, respectively:

	Three Months Ended June 30,
	2010	2009
Pro forma revenue	$6,154	$6,936
Pro forma net loss	$(964)	$(1,072)
Pro forma loss per share:
Basic and Diluted	$(0.10)	$(0.11)
Pro forma shares outstanding:
Basic and Diluted	9,876	9,786

The following table presents the pro forma results of the historical condensed consolidated statements of operations of the Company and Press-sense Ltd. for the six month periods ended June 30, 2010 and June 30, 2009, giving effect to the merger as if it occurred on January 1, 2010 and 2009, respectively:

	Six Months Ended June 30,
	2010	2009
Pro forma revenue	$12,770	$13,408
Pro forma net loss	$(2,588)	$(2,752)
Pro forma loss per share:
Basic and Diluted	$(0.26)	$(0.28)
Pro forma shares outstanding:
Basic and Diluted	9,856	9,755

The pro forma net loss and loss per share for each period presented primarily includes adjustments for amortization of intangibles, depreciation, interest income, and income taxes . This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(4) Goodwill & Other Intangible Assets (in thousands)

Goodwill

Goodwill resulted from the acquisitions of Type Solutions, Inc. and Alaras Corporation, as well as the purchase of certain assets from Press-sense Ltd. on June 3, 2010. Goodwill was $3,537 and $727 at June 30, 2010 and December 31, 2009, respectively. The change in the carrying amount of goodwill for the six months ended June 30, 2010 is as follows:

Balance January 1, 2010	$727
Goodwill related to the purchase of assets from Press-sense Ltd.	2,810

Balance June 30, 2010	$3,537

The Company follows the accounting and reporting requirements for goodwill and other intangible assets as required by authoritative standards. Under these standards, goodwill is not amortized, but is required to be reviewed annually for impairment, or more frequently if impairment indicators arise. The Company has determined that it does not have separate reporting units and thus goodwill is tested for impairment based upon an enterprise wide valuation. The Company has not recorded any impairment charges related to goodwill since the time of the change to the authoritative guidance which called for goodwill to be reviewed for impairment based on the results of impairment tests rather than amortized.

Other Intangible Assets

The carrying amounts of other intangible assets were $3,655 and $78 as of June 30, 2010 and December 31, 2009, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes other intangible assets over their estimated useful lives on a straight-line basis. Marketing related intangibles have useful lives of five to eight years. Technology based intangible assets have useful lives of five to twelve years. The weighted average useful life of other intangible assets is 9 years. The components of the Company’s amortized intangible assets follow:

	June 30, 2010
	Cost	Accumulated Amortization	Net Carrying Amount
Marketing-related	$2,290	$98	$2,192
Technology-based	2,042	579	1,463

Total	$4,332	$677	$3,655

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$85	$(81)	$4
Technology-based	623	(549)	74

Total	$708	$(630)	$78

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amortization expense for marketing-related intangible assets included in marketing and selling expense for the three months ended June 30, 2010 and 2009 was $16 and $0, respectively. Amortization expense for technology related intangible assets included as cost of revenue for the three months ended June 30, 2010 and 2009 was $16 and $0, respectively. Amortization expense for intangible assets included as general and administrative expense for the three months ended June 30, 2010 and 2009 was $8 and $7, respectively. Amortization expense for marketing related intangible assets included in marketing and selling expense for the six months ended June 30, 2010 and 2009 was $16 and $0, respectively. Amortization expense for technology related intangible assets included as cost of revenue for the six months ended June 30, 2010 and 2009 was $16 and $0, respectively. Amortization expense for intangible assets included in general and administrative expense for the six months ended June 30, 2010 and 2009 was $15 and $14, respectively. Estimated amortization for succeeding years is as follows:

Estimated Amortization Expense:
2010, remaining	$204
2011	507
2012	500
2013	492
2014	488
Thereafter	1,464

Total	$3,655

(5) Income Per Share (in thousands)

Basic income or loss per share is determined by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the effect of the conversion of potentially dilutive securities, such as stock options, warrants, and restricted shares, based on the treasury stock method. A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted earnings per share is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Basic weighted average shares outstanding	9,876	9,786	9,856	9,755
Dilutive effect of options	—	366	—	385
Dilutive effect of unvested restricted shares	—	—	—	—

Shares used to compute diluted net income per share	9,876	10,152	9,856	10,140

In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. As a result there is no difference between the Company’s basic and diluted loss per share for the three and six month periods ended June 30, 2010. If the Company had reported a profit for the three and six month periods ended June 30, 2010, the potential common shares would have increased the weighted average shares outstanding by 627 and 659 shares, respectively. In addition, there were unvested restricted shares and options outstanding to purchase 404 and 387 shares, respectively, for the three and six month periods ended June 30, 2010 and 652 and 602 shares for the three and six month periods ended June 30, 2009, respectively, that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company’s common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(6) Equity-Based Compensation Expense (in thousands)

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

No stock options were granted during the six months ended June 30, 2010 and 2009. During the three and six month periods ended June 30, 2010 we made restricted stock awards of 50 and 75 shares, respectively, which were valued at their intrinsic value; the fair market value at the grant date.

All options granted have a contractual ten-year term. All options granted prior to January 1, 2006 vested in equal installments on the first, second, and third year anniversaries over a three year period of continuous employee service. All options granted subsequent to January 1, 2006 vest in equal installments on the first, second, third, and fourth year anniversaries over a four year period of continuous employee service. All restricted stock awards made prior to January 1, 2010 vest in equal installments on the first, second, third, fourth and fifth year anniversaries over a five year period of continuous employee service. All restricted stock awards made subsequent to January 1, 2010 vest in 20 equal installments on the quarterly anniversaries from the date of grant over a five-year period. The risk-free interest rate utilized is based upon published U.S. Treasury yield curves at the date of the grant for the expected option term. Expected stock price volatility is based upon the historical volatility of our common stock price over the expected term of the option. We use historical exercise, forfeiture, and cancellation information to determine expected term and forfeiture rates.

The Company’s results for the three months ended June 30, 2010 and 2009 include $258 and $206, respectively, and for the six months ended June 30, 2010 and 2009 include $485 and $400, of share-based compensation within the applicable expense classification where it reports the share-based award holders’ compensation expense.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents share-based compensation expense included in the Company’s condensed consolidated statement of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of revenue-software licenses	$1	$1	$2	$2
Cost of revenue-services	18	18	37	37
Marketing and selling	12	13	25	26
Research and development	98	82	190	161
General and administrative	129	92	231	174

Share-based compensation expense before tax	258	206	485	400
Income tax benefit	—	—	—	—

Net compensation expense	$258	$206	$485	$400

(7) Commitments and Contingencies, (in thousands)

Lease commitments

The Company conducts its operations in leased facilities. In June 2009, we entered into a ten-year lease agreement for 27 thousand square feet of office space with the right of first refusal on an additional 4 thousand square feet in a building located in Marlborough, Massachusetts. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments began after three (3) rent-free months and increase by approximately 2% per annum. The remaining commitment under the lease at June 30, 2010 is approximately $5,103. The Company records rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. The Company’s current lease agreement also requires it to maintain a Letter of Credit in the amount of $136 through October 31, 2019, which the Company collateralized with a certificate of deposit classified as a long-term restricted asset on the condensed consolidated balance sheet.

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a 33-month lease agreement in Nodia, India. This lease agreement commenced May 1, 2008 and obligates the Company to make monthly payments including service taxes. The remaining commitment at June 30, 2010 is approximately $40.

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

Legal Actions

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of June 30, 2010, no liability was recorded. Litigation is inherently unpredictable and it is possible that the Company’s financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

(8) Income Taxes (in thousands)

The Company accounts for income taxes under the liability method in accordance with authoritative guidance, under which a deferred tax asset or liability is determined based on the difference between the financial statement and the tax basis of assets and liabilities, as measured by enacted tax rates in effect when these differences are expected to reverse.

The Company’s income tax provisions for the three and six months ended June 30, 2010 is composed of $6 in federal income tax related to the deferred tax liability from the amortization of Goodwill for tax purposes, and $16 and $24, respectively of taxes related to foreign jurisdictions. The Company’s income tax provisions for the three and six months ended June 30, 2009 is composed of $52 in state income taxes, and $3 and $9, respectively, of taxes related to foreign jurisdictions. Federal and state tax provisions for those periods included amounts in relation to the Company’s income generated in the U.S., reduced by previously unused net operating loss (NOL) carry forwards and tax credits that were recorded on the balance sheet with a full valuation allowance.

As of June 30, 2010, a full valuation allowance was recorded against the Company’s net deferred tax assets in the U.S. At December 31, 2009, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $11,332 and $289, respectively, of which the benefit of approximately $8,272 and $289, respectively, when realized, will be recorded as a credit to additional paid in capital. The Company's NOL carry-forwards begin to expire in 2020 for federal purposes. At December 31, 2009, the Company also had U.S. federal and state research and development credit (“R&D Credit”) carryforwards of $1,011 and $366, respectively. These R&D credit carryforwards begin to expire in 2010 for federal purposes and 2016 for state purposes. As of December 31, 2009, we had foreign tax credit carryforwards of $490. These foreign tax credit carryforwards begin to expire in 2012.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company continued to provide a full valuation allowance for its net deferred tax assets at June 30, 2010, as it believes it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. The Company continues to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in future periods, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the condensed consolidated statement of operations.

Foreign taxes include foreign withholding taxes which vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States including Korea, Israel and Poland, as well as foreign taxes paid by Bitstream India Pvt. Ltd., our subsidiary, in India. The following is a summary of the components of the provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Current:
Federal	$6	$—	$6	$—
State	—	52	—	52
Foreign	16	3	24	9

Total	$22	$55	$30	$61

In June 2006, the FASB issued authoritative guidance clarifying the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company's financial statements. The Company adopted this guidance on January 1, 2007, the implementation of which did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 31, 2009, and June 30, 2010, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2010, the Company had no accrued interest or penalties related to uncertain tax positions. The Company’s 2005 through 2009 tax years remain open to examination by the major taxing jurisdictions to which it is subject. The Company has determined that it is more likely than not that the deferred tax assets will not be realized, therefore, a valuation allowance has reduced the deferred tax assets to zero.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(9) Geographical Reporting (in thousands)

The Company reports revenue and income under one reportable segment. Company management assesses operating results on an aggregate basis to make decisions about the allocation of resources. Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and long-lived assets by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
*Revenue:
United States	$4,442	$4,136	$9,011	$8,300
United Kingdom (UK)	601	283	836	554
Japan	12	292	68	306
Other (Countries less than 5% individually, by Region)
Europe, excluding UK	236	165	401	492
Asia, excluding Japan	40	78	77	165
Other, including Canada	104	295	250	433

Total revenue	$5,435	$5,249	$10,643	$10,250

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

Long-lived tangible assets by geographic area are as follows:

	June 30, 2010	December 31, 2009
United States	$560	$626
Israel	170	—
India	30	17

Total	$760	$643

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

Certain OEM and ISV customers pay royalties only upon the sublicensing of our products to end-users. We recognize revenue in such transactions in the period when sublicenses to end users are reported to us by our OEM or ISV customers. We recognize revenue from guaranteed minimum royalty licenses upon delivery of the software license when no further obligations of the Company exist. In certain guaranteed minimum royalty licenses, we will enter into extended payment programs with creditworthy customers. We recognize revenue related to extended payment programs is recognized when payment becomes due to the Company.

We recognize license revenue from the resale of our products through various resellers. Resellers may sell our products in either an electronic format or CD format. Revenue is recognized if collection is probable, upon notification from the reseller that it has sold the product, or for a CD product, upon delivery of the software.

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and when collection is probable. Revenue related to extended payment programs is recognized when payment becomes due to the Company. End user sales include e-commerce revenue generated from our websites from the licensing of Bitstream fonts, subscription licenses for our browser, licensing of fonts developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three and six months ended June 30, 2010 was $13 and $23, respectively. Referral income for the three and six months ended June 30, 2009 was $11 and $22, respectively. There are minimal costs associated with the referral program, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. We expense those costs as incurred.

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

If factors change and we employ different assumptions for estimating stock-based compensation expense in future periods or if we decide to use a different valuation model, stock-based compensation expense in future periods may differ significantly from what we have recorded in the current period and could materially affect our operating income, net income and net income per share.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based on our historical experience and any specific customer collection issues that we identify. While such credit losses have historically been within our expectations and appropriate reserves have been established, we increased these reserves throughout 2009, and subsequently wrote-off several accounts during the six months ended June 30, 2010, as the downturn in the global economy has affected our customers and made collections from certain customers difficult. We cannot guarantee that our credit loss rates will not continue to worsen or that we will experience credit loss rates approximating those that we have experienced in the past.

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

Cash and Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. Our investments in marketable securities (corporate and government bonds) are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. Purchased interest is included in interest receivable and reported as other current assets in our condensed consolidated balance sheet. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion (loss) of discounts to maturity. Such amortization and accretion is included in interest and other income, net of expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income, net of expense. The fair value of investments in marketable securities is determined based on quoted market prices at the reporting date for those instruments. Assumptions used require significant judgments by management. Changes in the assumptions could result in materially different estimates of fair values, resulting in additional credits and charges presented in the consolidated financial statements.

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

RESULTS OF OPERATIONS (in thousands, except percentages and per share amounts)

Non-GAAP measures, (in thousands)

We use non-GAAP information internally to evaluate our operating performance and believe these non-GAAP measures are useful to investors as they provide additional insight into the underlying operating results. Our non-GAAP net income (loss) excludes the effect of stock-based compensation expense, acquisition costs and amortization of intangible assets. These non-GAAP measures are not in accordance with GAAP, should not be considered an alternative for measures prepared in accordance with GAAP, and may have limitations in that they do not reflect all of Bitstream’s results of operations as determined in accordance with GAAP. These non-GAAP measures should only be used to evaluate Bitstream’s results of operations in conjunction with the corresponding GAAP measures. The presentation of non-GAAP information is not meant to be considered superior to, in isolation from, or as a substitute for results prepared in accordance with GAAP. A reconciliation of GAAP to non-GAAP results is set forth in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating income (loss):
GAAP operating income ( loss)	$(714)	$358	$(1,117)	$192
Stock-based compensation	258	206	485	400
Amortization of intangible assets	40	7	47	14
Acquisition Costs	322	—	322	—

Non-GAAP operating income (loss)	$(94)	$571	$(263)	$606

Net income (loss):
GAAP net income (loss)	$(685)	$319	$(1,083)	$166
Stock-based compensation	258	206	485	400
Amortization of intangible assets	40	7	47	14
Acquisition costs	322	—	322	—

Non-GAAP net income (loss)	$(65)	$532	$(229)	$580

Diluted Net Income (loss) Per Share:
GAAP net income (loss) per share	$(0.07)	$0.03	$(0.11)	$0.02
Stock-based compensation per share	0.03	0.02	0.05	0.04
Amortization of intangible assets per share	—	—	0.01	—
Acquisition costs per share	0.03	—	0.03	—

Non-GAAP net income (loss) per share	$(0.01)	$0.05	$(0.02)	$0.06

For the three and six months ended June 30, 2010, diluted net loss per share is based on 9,876 and 9,856 diluted weighted average shares outstanding, respectively. Diluted net income per share is based on 10,152 and 10,140 diluted weighted average shares outstanding for the three and six months ended June 30, 2009, respectively.

Revenue and Gross Profit:

	Three Months Ended June 30,
		% of Revenue		% of	Change
	2010		2009	Revenue	Dollars	Percent
Revenue
Software licenses	$4,319	79.5%	$4,084	77.8	$235	5.8%
Services	1,116	20.5	1,165	22.2	(49)	(4.2)%

Total revenue	5,435	100.0	5,249	100.0	186	3.5%
Cost of Revenue
Software licenses	2,087	48.3	1,602	39.2	485	30.3%
Services	492	44.1	539	46.3	(47)	(8.7)%

Total cost of revenue	2,579	47.5	2,141	40.8	421	20.5%

Gross Profit	$2,856	52.5%	$3,108	59.2%	$(235)	(8.1)%

Revenue and Gross Profit:

	Six Months Ended June 30,
		% of Revenue		% of Revenue	Change
	2010		2009		Dollars	Percent
Revenue
Software licenses	$8,336	78.3	$7,849	76.6	$487	6.2%
Services	2,307	21.7	2,401	23.4	(94)	(3.9)%

Total revenue	10,643	100.0	10,250	100.0	393	3.8%
Cost of Revenue
Software licenses	4,298	51.6	3,167	40.3	1,131	35.7%
Services	954	41.4	1,122	46.7	(168)	(15.0)%

Total cost of revenue	5,252	49.3	4,289	41.8	963	22.5%

Gross Profit	$5,391	50.7%	$5,961	58.2%	$(570)	(9.6)%

The increase in revenue from software licenses was attributable to an increase in direct sales of $230 or 8.5% to $2,925 for the three months ended June 30, 2010 as compared to $2,695 for the three months ended June 30, 2009, due to an increase in sales of fonts from our e-commerce site. This increase was due to an increase in both the volume and variety of fonts sold. Software license revenue from Original Equipment Manufacturers (“OEMs”) and Independent Software Vendors (“ISVs”) increased $33, or 2.6% to $1,282 for the three months ended June 30, 2010, as compared to $1,249 for the three months ended June 30, 2009. The increase in OEM and ISV revenue was due to an increase in new licenses, as well as license renewals. Software license revenue from resellers decreased $28, or 20.0% to $112 for the three months ended June 30, 2010, as compared to $140 for the three months ended June 30, 2009. The decrease in reseller revenue and direct sales, excluding e-commerce sales, was due to decreases in the volume and variety of fonts and publishing products licensed during the three months ended June 30, 2010.

The increase in revenue from software licenses for the six months ended June 30, 2010 was attributable to an increase in direct sales of $789 or 14.7% to $6,165 as compared to $5,376 for the six months ended June 30, 2009, due to an increase in sales of fonts from our e-commerce site. This increase was due to an increase in both the volume and variety of fonts sold. Software license revenue from resellers for the six months ended June 30, 2010 decreased $227, or 51.9% to $210, as compared to $437 for the six months ended June 30, 2009. The decrease in reseller revenue and direct sales, excluding e-commerce sales, was due to decreases in the volume and variety of fonts and publishing products licensed during the six months ended June 30, 2010. Software license revenue from Original Equipment Manufacturers (“OEMs”) and Independent Software Vendors (“ISVs”) decreased $75, or 3.7% to $1,961 for the six months ended June 30, 2010, as compared to $2,036 for the three months ended June 30, 2009. The decrease in OEM and ISV revenue for the six month periods was due to a decrease in new licenses, as well as license renewals and royalties received under existing license agreements because of decreases in reported unit shipments by certain OEM customers. We were affected by the global economic downturn, as were our customers, including various OEMs and ISVs who report product royalties on shipments of their products. We are not able to determine at this time how these economic conditions will impact our license revenue during the remainder of 2010.

Revenue from services decreased 4.2% and 3.9%, respectively, for the three and six month periods ended June 30, 2010 as compared to the same periods ended June 30, 2009 primarily due to decreases in consulting, custom design and training services of $50 and $138, respectively. These decreases were partially offset by an increase in maintenance and support contract revenue associated with our publishing and font technology product lines of $43 or 2.1% for the six month period June 30, 2010 as compared to the six months ended June 30, 2009. Service revenue from direct sales for the three months ended June 30, 2010 decreased $34, or 3.8%, to $865 as compared to $899 for the three months ended June 30, 2009. Service revenue from resellers for the three months ended June 30, 2010 decreased $15, or 8.5%, to $161 as compared to $176 for the three months ended June 30, 2009. Service revenue from OEMs and ISVs remained flat for the three months ended June 30, 2010 and 2009. Service revenue from direct sales for the six months ended June 30, 2010 decreased $86, or 4.6%, to $1,780 as compared to $1,866 for the six months ended June 30, 2009. Service revenue from resellers increased $11, or 3.1%, to $366 for the six months ended June 30, 2010 as compared to $355 for the six months ended June 30, 2009. Service revenue from OEMs and ISVs decreased $19, or 10.6%, to $161 for the six months ended June 30, 2010 as compared to $180 for the six months ended June 30, 2009. Consulting, graphic design and training services vary with specific requirements of customers and may be affected more by economic concerns as customers may delay design changes, custom development and training. We are affected by the global economic downturn and we are not able to determine at this time how these economic concerns will impact our service revenue during the remainder of 2010.

We recognize license revenue from direct sales and licensing agreements of our products and products from third parties including e-commerce sales made via our websites, licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of mobile browsing products, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three and six months ended June 30, 2010 was $13 and $23, respectively. Referral income for the three and six months ended June 30, 2009 was $11 and $22, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

The increase in cost of license revenue for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily due to increased direct costs, including royalty and credit card processing expenses of $417, or 27.3%, to $1,945 for the three months ended June 30, 2010 as compared to $1,528 for the three months ended June 30, 2009, resulting from increased sales of third party products including e-commerce sales. The increase in cost of license revenue for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was primarily due to increased direct costs, including royalty and credit card processing expenses of $996, or 32.9%, to $4,023 for the six months ended June 30, 2010 as compared to $3,027 for the six months ended June 30, 2009, resulting from increased sales of third party products including e-commerce sales. We also incurred increased support infrastructure costs for our e-commerce and browsing product lines during the three and six month periods ended June 30, 2010. Due to anticipated e-commerce revenue growth, we expect that cost of licenses as a percentage of sales for 2010 will continue at a level above that reflected in our 2009 financial statements, until such time as revenue from sales of our type, publishing and browsing technologies begins to increase relative to the increase in e-commerce revenue. Quarterly results may vary based upon the mix of products sold during any particular quarter.

The decrease in cost of services revenue for the three and six month periods ended June 30, 2010, as compared to the same periods ended June 30, 2009 was primarily due to a decrease in consulting services costs of $59 and $ 179, respectively. These decreases included an increase in the internal allocation of resources charged to research and development projects resulting in lower costs of services expense of $5 and $52 for the three and six month periods ended June 30, 2010, as compared to the same periods ended June 30, 2009. Our cost of services infrastructure has remained relatively constant during 2010 and we expect our variable costs to increase as the demand for these services increases and also with the addition of support and consulting services for the iWay product which was acquired as part of the acquisition of the Press-sense Ltd. assets. We expect our cost of services revenue as a percentage of revenue to increase to approximate the level attained during 2009.

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

Operating Expenses:

	Three Months Ended June 30,
		% of		% of	Change
	2010	Revenue	2009	Revenue	Dollars	Percent

Marketing and selling	$899	16.5%	$874	16.7%	$25	2.9%
Research and development	1,627	29.9	1,193	22.7	434	36.4
General and administrative	1,044	19.2	683	13.0	361	52.9

Total operating expenses	$3,570	65.7%	$2,750	52.4%	$793	29.8%

	Six Months Ended June 30,
		% of		% of	Change
	2010	Revenue	2009	Revenue	Dollars	Percent

Marketing and selling	$1,702	15.9%	$1,907	18.6%	$(215)	(10.7)%
Research and development	3,019	28.4	2,407	23.5	612	25.4
General and administrative	1,787	16.7	1,455	14.2	332	22.8

Total operating expenses	$6,508	60.9%	$5,769	56.3%	$739	12.8%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. M&S remained relatively constant increasing 1.0% for the three months ended June 30, 2010 as compared to the three months ended 2009. The decrease in M&S expense for the six month period ended June 30, 2010 as compared to the six months ended June 30, 2009 was the result of a $242 decrease in employee salaries and benefits due to temporary headcount reductions and decreased commissionable sales and a decrease in the use of professional marketing consultants of $51, partially offset by an increase of $64 in advertising and marketing activities due primarily to the increase in tradeshow participation during. We expect that our M&S expense will increase in both absolute dollars and as a percentage of revenue during the remainder of 2010, as commissionable sales increase, as we invest in new sales and marketing resources primarily for our browsing product line and with the addition of sales and marketing personnel related to the iWay product which was acquired as part of the acquisition of the Press-sense Ltd. assets.

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expense for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 was primarily the result of an increase in salaries and benefits of $107 due to increases in R&D personnel for both the publishing and browsing product lines and $162 related to the addition of R&D personnel for the iWay product, an increase of $75 from additional services from subcontractors, and an increase in facility costs of $69. The increase in R&D expense for the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 was primarily the result of an increase in salaries and benefits of $372 primarily due to increases in R&D personnel for both the publishing and browsing product lines, including $162 related to the addition of R&D personnel for the iWay product, an increase of $92 from additional services from subcontractors, an increase in the utilization of customer support and consulting personnel on internal R&D projects of $46 and an increase in facility costs of $85. We expect our development efforts and R&D expense to increase as compared to 2009 both in absolute dollars and as a percentage of sales during 2010.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The increase in G&A expense for the three and six month periods ended June 30, 2010 as compared to the same periods ended June 30, 2009 was primarily the result of acquisition cost associated with the purchase of assets from Press-sense Ltd. which were $322 during the three months ended June 30, 2010. G&A expense for the six months ended June 30, 2010 also included an increase in G&A headcount and related salaries and benefits of $38. G&A expense for the six months ended June 30, 2010 also included a decrease in bad debt expense of $162 partially offset by an increase in non-acquisition related accounting and legal expense including audit and tax services. We expect our G&A expense as a percentage of revenue to continue at a similar levels during the remainder of 2010.

Other Income, Net:

	Three Months Ended June 30,
		% of		% of	Change
	2010	Revenue	2009	Revenue	Dollars	Percent

Interest and other income, net	$51	0.9%	$16	0.3%	$35	225.0%

	Six Months Ended June 30,
		% of		% of	Change
	2010	Revenue	2009	Revenue	Dollars	Percent

Interest and other income, net	$64	0.6%	$35	0.3%	$29	82.9%

Other income is primarily interest income earned on cash, marketable securities, and money market instruments and foreign currency transaction gains. Net interest income for the three months ended June 30, 2010 and 2009 were $56, and $3, respectively. Net interest income for the six months ended June 30, 2010 and 2009 were $70, and $8, respectively. Foreign currency transaction gains (losses) for the three months ended June 30, 2010 and 2009 were $(7), and $13, respectively. Transaction gains (losses) for the six months ended June 30, 2010 and 2009 were $(5), and $27, respectively. Net interest income has increased as compared to the same periods in the prior year as we have invested a portion of our cash in marketable securities including corporate bonds and government and agency bonds.

Provision for Income Taxes:

	Three Months Ended June 30,
		% of		% of	Change
	2010	Revenue	2009	Revenue	Dollars	Percent

Provision for income taxes	$22	0.4%	$55	1.0%	$(33)	(60.01)%

	Six Months Ended June 30,
		% of		% of	Change
	2010	Revenue	2009	Revenue	Dollars	Percent

Provision for income taxes	$30	0.3%	$61	0.6%	$(31)	(50.8)%

The Company’s income tax provisions for the three and six months ended June 30, 2010 is composed of $6 in federal income tax related to the deferred tax liability from the amortization of Goodwill for tax purposes, and $16 and $24, respectively of taxes related to foreign jurisdictions. The Company’s income tax provisions for the three and six months ended June 30, 2009 is composed of $52 in state income taxes, and $3 and $9, respectively, of taxes related to foreign jurisdictions. Federal and state tax provisions for 2009 included amounts in relation to the Company’s income generated in the U.S., reduced by previously unused net operating loss (NOL) carry forwards and tax credits that were recorded on the balance sheet with a full valuation allowance.

As of June 30, 2010, a full valuation allowance was recorded against the Company’s net deferred tax assets in the U.S. At December 31, 2009, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $11,332 and $289, respectively, of which the benefit of approximately $8,272 and $289, respectively, when realized, will be recorded as a credit to additional paid in capital. The Company’s NOL carry-forwards begin to expire in 2020 for federal purposes. At December 31, 2009, the Company also had U.S. federal and state research and development credit (“R&D Credit”) carryforwards of $1,011 and $366, respectively. These R&D credit carryforwards begin to expire in 2010 for federal purposes and 2016 for state purposes. As of December 31, 2009, we had foreign tax credit carryforwards of $490. These foreign tax credit carryforwards begin to expire in 2012.

We continued to provide a full valuation allowance for our net deferred tax assets at June 30, 2010, as we believe it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. We continue to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in future periods, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the consolidated statement of operations.

Foreign taxes include foreign withholding taxes which vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States including Korea, Israel and Poland, as well as, foreign taxes paid by Bitstream India Pvt. Ltd., our subsidiary, in India.

LIQUIDITY AND CAPITAL RESOURCES (in thousands, except share and per share amounts)

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of June 30, 2010, we had net working capital of $1,820 versus $16,598 at December 31, 2009. Including long-term available-for-sale marketable securities, classified as long term due to stated maturity dates that are longer than one year, we had adjusted net working capital of $9,874.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $12,019 at June 30, 2010. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including government, government agency, and corporate bonds. Based on our current expectations, we anticipate that some portion of our existing cash, cash equivalents and investments may be consumed by operations.

Our operating activities generated (used) cash during the six months ended June 30, 2010 and 2009 of $(116) and $529, respectively. The major components of cash used in operating activities for the six months ended June 30, 2010 was cash used to purchase a premium on long term marketable securities of $615 and our loss of $1,083 less non cash expenditures of $696, partially offset by cash generated by the collection of accounts receivable of $513. Cash from operating activities for the six months ended June 30, 2009 was generated primarily by our net income of $166 plus non cash expenditures of $556 during the period.

Cash used in investing activities during the six months ended June 30, 2010 was $13,926 and consisted primarily of investments in marketable securities $7,685, acquisition of Press-sense Ltd. of $6,528, and purchases of non-Press-sense related property and equipment and intangible assets of $78 and $14, respectively. The Press-sense assets included $80 in property and equipment, $3,610 in intangible assets, and $2,810 in goodwill. These uses of cash were partially offset by proceeds from the sale of marketable securities of $350. Cash used in investing activities during the six months ended June 30, 2009 was $27 and consisted primarily of purchases of property and equipment of $20 and additions to intangible assets of $7.

Our financing activities for the six months ended June 30, 2010 and 2009 provided cash of $103 and $411, respectively, from the exercise of stock options.

Our cash balance also decreased during the six months ended June 30, 2010 and 2009 by $10 and $8, respectively, from the effect of foreign currency exchange rates applied to the balances and activities of our subsidiaries, Bitstream India Pvt. Ltd. and Bitstream Israel Ltd., whose functional currencies are the Indian Rupee and New Israeli Shekel, respectively.

The Company conducts its operations in leased facilities. In June 2009, we entered into a ten-year lease agreement for 27 thousand square feet of office space with the right of first refusal on an additional 4 thousand square feet in a building located in Marlborough, Massachusetts. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments began after three (3) rent-free months and increase by approximately 2% per annum. The remaining commitment under the lease at June 30, 2010 is approximately $5,103. The Company records rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. The Company’s current lease agreement also requires it to maintain a Letter of Credit in the amount of $136 through October 31, 2019, which the Company collateralized with a certificate of deposit classified as a long-term restricted asset on the condensed consolidated balance sheet.

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a 33-month lease agreement in Nodia, India. This lease agreement commenced May 1, 2008 and obligates the Company to make monthly payments including service taxes. The remaining commitment at June 30, 2010 is approximately $40.

Our office in Israel has a short term lease signed in August 2010 for the period through December 31, 2010 and we are currently reviewing our options for renewing the current lease or obtaining other suitable office space. We understand that sufficient office space is currently available in our geographic area in Israel and that we will be able to secure the amount of space we need to conduct our operations at reasonable market rates.

As of June 30, 2010, we had no material commitments for capital expenditures.

We believe our current cash and cash equivalent and investments in marketable securities balances will be sufficient to meet our operating and capital requirements for at least the next 12 months. There can be no assurance, however, that we will not require additional financing in the future. If we were required to obtain additional financing in the future, there can be no assurance that sources of capital would be available on terms favorable to us, if at all.

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense is recorded as cost of license revenue on our Consolidated Statement of Operations.

From time to time, we evaluate potential acquisitions of products, businesses and technologies that may complement or expand our business. If we were to pursue any such transaction, we may use a portion of our working capital, the proceeds of marketable securities, or raise funding for such activities through the issuance of equity or debt securities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

The Company reviews and evaluates recent pronouncements that have had or may have a significant effect on our financial statements. The Company has not included a discussion of recent pronouncements below as none are anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of June 30, 2010, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required. Our investments include bank deposits, short-term money market accounts and investments in marketable securities including corporate bonds and government and government agency bonds that are carried on our books at fair value.

Interest Rate Sensitivity (in thousands)

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. To meet these objectives, we invest funds not immediately required for operations only in high quality debt securities. We also limit the percentage of total investments that may be invested in any one issuer. Investments in corporate bonds as a group are also limited to a maximum percentage of our investment portfolio. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including money market funds, corporate bonds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at June 30, 2010, the fair value of the portfolio would decline by approximately $805. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

In addition to interest rate risk, we are subject to market risk on our investments. We monitor all of our investments for impairment on a periodic basis. In the event that the carrying value of the investment exceeds its fair value and the decline in value is determined to be other than temporary, the carrying value is reduced to its current fair market value. In the absence of other overriding factors, we consider a decline in market value to be a potential indicator of an other than temporary impairment when a publicly traded stock or a debt security has traded below amortized cost for a consecutive six-month period. If an investment continues to trade below amortized cost for more than six months, and mitigating factors such as general economic and industry specific trends, including the creditworthiness of the issuer are not present, this investment would be evaluated for impairment and written down to a balance equal to the estimated fair value at the time of impairment, with the amount of the write-down recorded in Interest and other income, net, on the consolidated statements of operations. If management concludes it does not intend to sell an impaired debt security and it is not more likely than not that it will be required to sell the debt security before the recovery of its amortized cost basis, and the issuers of the securities are creditworthy, no other-than-temporary impairment is deemed to exist.

Exchange Rate Sensitivity

Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries are almost exclusively conducted in the local currency. The impact of currency exchange rate movements on inter-company transactions was immaterial for the three and six months ended June 30, 2010. International subsidiary operations will be translated into U.S. dollars and consolidated for reporting purposes.

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

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, and claims involving commercial, employment and other matters. We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of June 30, 2010, no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Instruments defining the rights of the holders of any class of our registered securities have not been materially modified during the three months ended June 30, 2010.

(b)	Rights evidenced by any class of our registered securities have not been materially limited or qualified by the issuance or modification of any other class of securities during the three months ended June 30, 2010.

(c)	There were no unregistered securities sold by us during the three months ended June 30, 2010.

(d)	There were no repurchases of our equity securities during the three months ended June 30, 2010.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(Reserved)

ITEM 5.	OTHER INFORMATION

(a)	Consistent with Section 10A(i)(2) of the Exchange Act, as added by Section 202 of Sarbanes-Oxley, the Company is responsible for listing the non-audit services approved during any reporting period by its Audit Committee to be performed by PricewaterhouseCoopers LLP, the Company’s external auditor.

(b)	All audit related and non-audit services are pre-approved by the Audit Committee or the Audit Committee’s Chairman pursuant to delegated authority by the Audit Committee. During the three months ended June 30, 2010, the audit committee approved the following amounts for services:

Tax fees	$30,000

Total fees approved	$30,000

(c)	During the three months ended June 30, 2010, there were no changes made to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 6.	EXHIBITS

(a) Exhibits

5	COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS

5.1	Severance Agreement, dated as of April 15, 2010, by and between Bitstream Inc. and Anna M. Chagnon (incorporated by reference to Exhibit 99(1) to the Company’s Form 8-K filed on April 28, 2010).

5.2	Severance Agreement, dated as of April 15, 2010, by and between Bitstream Inc. and James P. Dore (incorporated by reference to Exhibit 99(2) to the Company’s Form 8-K filed on April 28, 2010).

5.3	Severance Agreement, dated as of April 15, 2010, by and between Bitstream Inc. and Costas Kitsos (incorporated by reference to Exhibit 99(3) to the Company’s Form 8-K filed on April 28, 2010).

5.4	Severance Agreement, dated as of April 15, 2010, by and between Bitstream Inc. and Sampo Kaasila (incorporated by reference to Exhibit 99(4) to the Company’s Form 8-K filed on April 28, 2010).

5.5	Severance Agreement, dated as of April 15, 2010, by and between Bitstream Inc. and John S. Collins (incorporated by reference to Exhibit 99(5) to the Company’s Form 8-K filed on April 28, 2010).

10	MATERIAL CONTRACTS

10.1	Sale and Purchase Agreement (“SPA”) between Press-Sense Ltd. (in Temporary liquidation), a company incorporated under the laws of the State of Israel (the “Company”) through its special managers, Paz Rimer, Adv. and/or Assaf Alon, Adv. , with offices at 11 Galgalei Haplada st. Hertzliya and/or Hads 5, Or Akiva, Israel (the “Special Manager”), and Bitstream Inc., (incorporated by reference to Exhibit 10(1) to the Company’s Form 8-K filed on June 9, 2010).

21	SUBSIDIARIES OF THE REGISTRANT

*21.1	Subsidiaries of the Registrant

CERTIFICATIONS

*31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

PART II — SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.
(Registrant)

SIGNATURE	TITLE	DATE

/s/ ANNA M. CHAGNON	President and Chief Executive Officer (Principal Executive Officer)	August 16, 2010
Anna M. Chagnon

/s/ JAMES P. DORE	Vice President and Chief Financial Officer (Principal Financial Officer)	August 16, 2010
James P. Dore