Form 10-K/A
period 2009-12-31
BITSTREAM INC
filed 2010-10-07
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The aggregate market value of voting stock and non-voting stock held by non-affiliates of the Registrant as of March 22, 2010 was approximately $83 million. On March 22, 2010, there were 9,954,972 shares of Class A Common Stock, par value $0.01 per share issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Bitstream Inc. (the “Company”) is filing this amendment no. 1 (the “Amendment”) to its Annual Report on Form 10-K for the period ending December 31, 2009 (the “Original 10-K”) in response to communications received from the staff of the Securities and Exchange Commission (the “SEC”). The Amendment amends and restates Part III of this Form 10-K, including those portions of Part III that were previously filed as part of the Company’s definitive proxy statement on Schedule 14A as filed with the SEC on April 28, 2010 that were incorporated by reference in the Original 10-K. This Amendment includes certifications filed as exhibits hereto pursuant to Item 601(b)(31) and Item 601(b)(32) of Regulation S-K dated as of the date of the filing of this amendment.

Except as described above, this Amendment does not amend any other information set forth in the Original 10-K, and the Company has not updated disclosures included elsewhere in the Original 10-K to reflect any events that occurred subsequent to the period covered by the Original 10-K. Accordingly, this Amendment should be read in conjunction with the Original 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original 10-K.

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

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Biographical Information

The Company’s directors and director nominees and their ages as of April 16, 2010 were as follows:

NAME	AGE	POSITION WITH THE COMPANY

George B. Beitzel(1)(2)(3)	81	Director
Anna M. Chagnon	43	Director, President and Chief Executive Officer
Jonathan H. Kagan(2)	53	Director
Amos Kaminski(1)(2)(3)	80	Director
Melvin L. Keating	63	Nominee
David G. Lubrano(1)(2)(3)	79	Director
Raul K. Martynek	44	Nominee
Charles Ying(1)	63	Director and Chairman of the Board

(1)	Member of the Nominating and Corporate Governance Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Compensation Committee.

George B. Beitzel has been a director of the Company since April 1989. Mr. Beitzel retired in 1987 from International Business Machines Corporation (“IBM”), where he held numerous positions including serving as a member of the IBM Board of Directors and Corporate Office. Mr. Beitzel currently serves on the Board of Directors of Actuate Corporation. The Nominating and Corporate Governance Committee determined that Mr. Beitzel is qualified to serve as a director of the Company because he possesses particular knowledge and experience, including prior operational and leadership experience in the software industry.

Anna M. Chagnon has been a director of the Company since May 2003. Ms. Chagnon has served as our Chief Executive Officer since October 2003. She has also served as our President since June 2000 and as General Counsel since July 1997. She previously served as Chief Operating Officer from August 1998 to October 2003, and Chief Financial Officer from August 1998 to March 2003. From July 1997 to August 1998, she served in various positions at the Company including Vice President, Finance and Administration, Chief Financial Officer and General Counsel, and Vice President and General Counsel. She holds a Bachelor of Science degree, summa cum laude, from Northeastern University, a Juris Doctor degree from Boalt Hall School of Law of the University of California at Berkeley, and a Master of Business Administration, summa cum laude, from Babson College. The Nominating and Corporate Governance Committee determined that Ms. Chagnon is qualified to serve as a director of the Company because she possesses particular knowledge and experience, including operational and leadership experience, as well as, specific knowledge and experience in the Company’s industry and markets of operation.

Jonathan H. Kagan has been a director since his appointment in February 2010. Since January 2006, Mr. Kagan has been a Managing Principal of Corporate Partners LLC and in addition until February 2009, Mr. Kagan was also a Managing Director of Lazard Alternative Investments LLC. Previously, since 1990 and including the period over the last five years, Mr. Kagan was a Managing Director of Corporate Partners I, and of Centre Partners Management LLC, which managed the Centre Capital funds. He began his career in the investment banking division of Lazard in 1980 and became a General Partner in 1987. At Lazard, Mr. Kagan helped head the corporate finance and capital markets areas. He is or has been a member of the board of directors of a number of NYSE- and NASDAQ-listed companies and private companies. Mr. Kagan received an M.A. from Oxford University and an A.B. from Harvard College. The Nominating and Corporate Governance Committee determined that Mr. Kagan is qualified to serve as a director of the Company because he possesses particular knowledge and experience in financial markets and with several industries including the software industry.

Amos Kaminski has been a director of the Company since 1985 and was Chairman of the Board from 1991 through 1996. Mr. Kaminski founded Interfid Ltd., a venture capital firm, in 1984 and has served as its President and on its Board of Directors since its formation. Mr. Kaminski is also the founder, President and Chairman of the Board of Directors of AFA Asset Services, Inc., a private real estate asset management company, and Chairman of the Board of Directors of Interfid Capital, Inc. The Nominating and Corporate Governance Committee determined that Mr. Kaminski is qualified to serve as a director of the Company because he possesses particular knowledge and experience in financial markets and the software industry, as well as, specific knowledge and experience in the Company’s industry and markets of operation.

Melvin L. Keating has served as a consultant to various Private Equity firms since October 2008, and as a Board Director. From October 2005 through October 2008, Mr. Keating was President and CEO of Alliance Semiconductor Corp., in Santa Clara, CA, a worldwide manufacturer and seller of semiconductors (Nasdaq). From April 2004 through September 2005 he was EVP, CFO and Treasurer of Quovadx Inc. in Denver, CO (Nasdaq). He is currently a director of InfoLogix, Hatboro, PA (Nasdaq). Mr. Keating holds both an MS in Accounting and an MBA in Finance from the Wharton School at the University of Pennsylvania. The Nominating and Corporate Governance Committee determined that Mr. Keating is qualified to serve as a director of the Company because he possesses particular knowledge and experience, including prior operational and leadership experience in the software industry.

David G. Lubrano has been a director of the Company since 1987. Mr. Lubrano is the founder and CEO of 21st Century Investors, a venture capital firm. Mr. Lubrano retired in 1985 from Apollo Computer Inc., a corporation engaged in manufacturing workstations, which he co-founded and where he had been Senior Vice President of Finance and Administration, Chief Financial Officer and a director. The Nominating and Corporate Governance Committee determined that Mr. Lubrano is qualified to serve as a director of the Company because he possesses particular knowledge and experience, including prior operational and leadership experience in the software industry, as well as, specific knowledge and experience in the Company’s industry and markets of operation.

Raul K. Martynek has served as a director of Broadview Networks Holdings, Inc. (“Broadview”), a network-based business communications provider, since August 2007 and Smart Telecom, a Dublin, Ireland-based fiber competitive local exchange carrier, or CLEC, since December 2009. From May 2008 to December 2009, he served as a Senior Advisor to Plainfield Asset Management, where he advised on investment opportunities in the telecommunications sector and advised the boards of portfolio companies on strategic and tactical initiatives. Mr. Martynek served as the Chief Restructuring Officer of Smart Telecom from January 2009 to December 2009. He was President and Chief Executive Officer and a director of InfoHighway Communications Inc. (“InfoHighway”), a CLEC, from November 2003 to July 2007. InfoHighway was acquired by Broadview in May 2007. From March 1998 to November 2003, Mr. Martynek was Chief Operating Officer of Eureka Networks (“Eureka”), a telecommunications company, which acquired InfoHighway in August 2005. From December 1995 to March 1998, he served as an Executive Vice President of Gillette Global Network, a non-facilities based telecommunications carrier that merged with Eureka in 2000. Mr. Martynek received a B.A. in Political Science from SUNY-Binghamton and a Master in International Finance from Columbia University School of International and Public Affairs. The Nominating and Corporate Governance Committee determined that Mr. Martynek is qualified to serve as a director of the Company because he possesses particular knowledge and experience, including prior operational and leadership experience in the software industry.

Charles Ying has been Chairman of the Board since April 1997. He also served as Chief Executive Officer of the Company from May 1997 through October 2003. From January 1992 to January 1996, Mr. Ying served as Chief Executive Officer of Information International Inc., a corporation engaged in the business of designing, manufacturing and marketing computer-based systems that automate document production and publishing. Mr. Ying holds a B.S. and M.S. in Electrical Engineering from the Massachusetts Institute of Technology. The Nominating and Corporate Governance Committee determined that Mr. Ying is qualified to serve as a director of the Company because he possesses particular knowledge and experience, including prior operational and leadership experience in the software industry, as well as, specific knowledge and experience in the Company’s industry and markets of operation.

Mr. Martynek was recommended for nomination as a director of Bitstream by Raging Capital, Raging Capital Fund (QP), LP, a Delaware limited partnership (“Raging QP”), Raging Capital Management, LLC, a Delaware limited liability company (“Raging Management”), and William C. Martin (“Mr. Martin” and, together with Raging Capital, Raging QP and Raging Management, the “Raging Parties”). Mr. Martynek has signed a compensation letter agreement with Raging Management pursuant to which Raging Management paid Mr. Martynek $10,000 in cash upon Raging Capital’s submission to Bitstream of its notice of nomination of the Nominees on February 26, 2010. Pursuant to the compensation letter agreement Mr. Martynek used such compensation to acquire shares of Bitstream stock. If elected or appointed to serve as a director of the Board, Mr. Martynek agreed not to sell, transfer or otherwise dispose of any of those shares within two (2) years of his election or appointment as a director; provided, however, in the event that we enter into a business combination with a third party, Mr. Martynek, may sell, transfer or exchange our shares in accordance with the terms of such business combination.

The Company’s By-laws provide that the members of the Board will be elected at the annual meeting of the stockholders, or at a special meeting of the stockholders in lieu thereof, and that all directors shall hold office until the next annual meeting of stockholders, or next special meeting of the stockholders in lieu thereof, or until their successors are chosen and qualified.

Director Compensation

For the year ended December 31, 2009, each director who was not our employee received $35,000 in cash compensation for service as a director. In addition, our non-employee Chairman of the Board received an additional $15,000 in cash compensation for his service as Chairman. On August 19, 2009, each non-employee director was also granted a restricted stock award for 5,000 shares of the Company’s Class A Common Stock, vesting in one-fifth increments on each of the first, second, third, fourth and fifth anniversaries of the date of the grant. From January 1, 2010 to April 27, 2010, the Board did not make any stock option grants to purchase Class A Common Stock to any Board member and made one restricted stock award of 25,000 shares on February 22, 2010 to Mr. Kagan upon his appointment to the Board. As a non-employee director, Mr. Kagan receives $35,000 in annual cash compensation in addition to the restricted stock award of 25,000 shares which vests over five years in one-twentieth increments on each quarterly anniversary date from the date of the grant.

The following table provides information on the compensation of our directors for the fiscal year ended December 31, 2009. Ms. Chagnon does not currently receive separate compensation for her services as a director. For her compensation as our Chief Executive Officer, see Ms. Chagnon’s compensation set forth in Part III, Item 11. of this Form 10-K/A.

DIRECTOR COMPENSATION TABLE (1)

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)

George B. Beitzel	35,000	26,950	—	—	61,950

Amos Kaminski	35,000	26,950	—	—	61,950

David G. Lubrano	35,000	26,950	—	—	61,950

Charles Ying	50,000	26,950	—	—	76,950

(1)	Mr. Kagan was appointed to the Board in February 2010 and did not serve or receive any compensation as a Director during the year ended December 31, 2009.
(2)	Compensation amounts for restricted stock awards represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting

Standards Codification (“ASC”) Topic 718, “Share Based Payments” for each of the restricted stock awards made during 2009, grant date fair value was calculated using the closing price on the grant date multiplied by the number of shares. These amounts do not represent the actual value that may be realized by the Directors.

(3)	No Stock Options or warrants were granted or issued during 2009 to any of the non-employee directors.

EXECUTIVE OFFICERS

Biographical Information

The Company’s executive officers and their ages as of March 22, 2010 are as follows:

Name	Age	Position
Anna M. Chagnon	43	President and Chief Executive Officer
John S. Collins	70	Vice President and Chief Technology Officer
James P. Dore	51	Vice President and Chief Financial Officer
Sampo Kaasila	49	Vice President, Research and Development
Costas Kitsos	49	Vice President of Engineering

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

CORPORATE GOVERNANCE

Code of Business Conduct and Ethics

We have a code of ethics that applies to our principal executive officer and principal financial officer, or persons performing similar functions. This code of ethics is incorporated in our Code of Business Conduct and Ethics that applies to all of our officers, directors, and employees. A copy of our Code of Business Conduct and Ethics is available on our website at http://www.bitstream.com. We intend to satisfy the SEC’s disclosure requirements regarding amendments or waivers of the code of business conduct and ethics by posting such information at http://www.bitstream.com.

Board of Directors - Board Leadership Structure and Role in Risk Oversight

Structure

Our Board of Directors currently consists of six members and we have two nominees who will bring the total to eight members whose terms come up for reelection annually at our Annual Meeting. The members of the Board serve until their successors have been elected and qualified, or until the earlier of their death, resignation or removal.

Our board of directors is currently comprised of five independent directors and one employee director. The two additional nominees are independent directors. Ms. Chagnon, our employee director, has been a member of the Board of Directors since May 2003 and has served as our president and chief executive officer since October 2003.

We believe that our board leadership structure is optimal for the Company because our Chairman of the Board is, based upon his years of industry experience and his former role as chief executive officer of the Company, uniquely able to provide strategic guidance to and oversight of our president and chief executive officer. As our lead director, Mr. Ying also serves as a liaison between the board of directors and our chief executive officer.

Our board conducts an annual self-evaluation in order to determine whether it and its committees are functioning effectively. As part of this self-evaluation, the board evaluates whether the current leadership structure continues to be optimal for the Company and its stockholders.

Risk Oversight

Our board of directors has oversight of our risk management program working directly with our senior management, who are responsible for our internal risk management. The Audit Committee has oversight responsibility for our risk identification and prioritization process and our Sarbanes-Oxley Act of 2002 compliance program. The Compensation Committee has oversight of risk considerations with respect to our compensation programs, including working directly with senior management to determine whether such programs improperly encourage management to take risks relating to the business and/or whether risks arising from our compensation programs are reasonably likely to have a material adverse effect on the Company. The Company’s senior management, subject to board oversight, is responsible for ensuring that our risk management program, comprised of strategic, operational, financial and legal risk identification and prioritization, is reflected in the Company’s policies and actions. The Company’s senior management, subject to board oversight, is also responsible for day-to-day risk management and implementation of Company policies, with monitoring and testing of Company-wide policies and procedures overseen by our audit committee. Our board of directors believes that this shared oversight is appropriate for the Company.

Board Committees and Meetings of the Board

The Board has a standing Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. During the year ended December 31, 2009, the Nominating and Corporate Governance Committee met four times, the full Board met ten times, the Compensation Committee met four times, and the Audit Committee met nine times. All incumbent directors attended at least 75% of the aggregate number of the meetings of the Board and each member of the Committees of the Board attended at least 75% of the meetings of the Committees. Each committee’s charter is available through the Corporate Governance link on the Company’s website at www.bitstream.com, or by sending your request in writing to the Corporate Secretary, Bitstream Inc., 500 Nickerson Road, Marlborough, MA 01752-4695. Each committee conducts an annual assessment to determine whether it has sufficient information, resources and time to fulfill its obligations and whether it is performing its obligations. Under the Board’s Corporate Governance Guidelines, each committee may retain experts to assist it in carrying out its responsibilities. The Board of Directors has determined that each of the members of the Audit Committee, Compensation Committee, and the Nominating and Corporate Governance Committee are “independent” as required by applicable laws and regulations, and the NASDAQ listing standards.

The Board and executive management believe that good corporate governance is important to ensure that we are managed for the long-term benefit of our stockholders. The Board and executive management team have been reviewing and will continue to review our corporate governance policies and practices for compliance with applicable regulations and will continue to compare those policies and practices to those suggested by various authorities in corporate governance and the practices of other public companies.

The Audit Committee reviews our accounting practices, internal accounting controls and financial results and oversees the engagement of our independent registered public accountants. The Audit Committee also oversees management’s performance of its duties with respect to maintaining the integrity of our accounting and financial reporting and our systems of internal controls, the performance and qualifications of the independent accountants (including the independent accountant’s independence), and our compliance with legal and regulatory requirements. The Audit Committee establishes procedures, as required under applicable law, for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls and the confidential and anonymous submission by employees and others regarding questionable or possibly fraudulent actions or activities. The Board of Directors, based on the recommendation of the Audit Committee, has designated David Lubrano as the “audit committee financial expert.” During 2009, the members of this committee were David Lubrano, serving as Chairperson, George Beitzel and Amos Kaminski.

The Compensation Committee establishes salaries, incentives and other forms of compensation for our directors, officers and other employees. The Compensation Committee also administers our benefit plans and administers the issuance of stock options and other awards under our Stock Plans to all our employees and directors, including the members of such committee. The committee also reviews, and recommends to the full Board, the compensation and benefits for non-employee Directors. During 2009, the members of this committee were George Beitzel, serving as Chairperson, Amos Kaminski and David Lubrano.

The Nominating and Corporate Governance Committee provides oversight and guidance to the Board of Directors to ensure that the membership, structure, policies, and practices of the Board and its committees facilitate the effective exercise of the Board’s role in the governance of the Company. The committee reviews and evaluates the policies and practices with respect to the size, composition, independence and functioning of the Board and its committees and reflects those policies and practices in corporate governance guidelines, and evaluates the qualifications of, and recommends to the full Board, candidates for election as Directors. During 2009, the members of this committee were Amos Kaminski, serving as Chairperson, George Beitzel, David Lubrano and Charles Ying.

Policy Governing Director Attendance at Annual Meetings of Stockholders

Our policy is that all directors are encouraged to attend annual meetings of stockholders. All of our directors attended the 2009 Annual Meeting of Stockholders.

Shareholder Communications with Directors

A shareholder who wishes to communicate directly with the Board, a committee of the Board or with an individual Director, should send the communication to:

Bitstream Inc.

Attn: Board of Directors [or committee name or Director’s name, as appropriate]

500 Nickerson Road

Marlborough, MA 01752-4695

Bitstream will forward all shareholder correspondence concerning the Company to the Board, committee or individual Director, as appropriate. This process has been approved by the current independent Directors of Bitstream.

Nomination of Candidates for Director

When evaluating potential candidates for directors, the Nominating and Corporate Governance Committee (the “Nominating Committee”) considers individuals recommended by members of the Nominating Committee, other Directors, members of management, and shareholders or self-nominated individuals. The Nominating Committee is advised of all nominations that are submitted to us and determines whether it will further consider the candidates using the criteria described below. The Nominating and Corporate Governance Committee acts pursuant to a written charter, which may be found on our web site at: http://www.bitstream.com/corporate/investor/corp_gov.html

In order to be considered, each proposed candidate must:

•	Be ethical;

•	Have proven judgment and competence;

•	Have professional skills and experience that are complementary to the background and experience represented on the Board and that meet our needs;

•	Have demonstrated the ability to act independently and be willing to represent the interests of all shareholders and not just those of a particular philosophy or constituency; and

•	Be willing and able to devote sufficient time to fulfill his/her responsibilities to Bitstream and its shareholders.

The Nominating Committee also considers the following factors when evaluating candidates for director:

1)	How such candidate contributes to the diversity of the board of directors, although Bitstream does not have a formal diversity policy. In considering diversity, Bitstream evaluates differences in viewpoint, professional experience, education, skills and other qualities and attributes.

2)	The degree to which such candidate’s experience strengthens the board of directors’ collective qualifications and skills.

3)	The candidate’s understanding of and experience in the software and technology industries.

4)	The candidate’s leadership experience with public companies.

The Committee seeks and receives recommendations on board candidates from third parties, including security holders, and while recommendations from significant security holders might receive greater initial consideration we generally would seek to apply the same criteria that would be applied in evaluating other candidates to these recommended candidates.

After the Nominating Committee has completed its evaluations, it presents its recommendations to the full Board for its consideration and approval. In presenting its recommendations, the Nominating Committee also reports on other candidates who were considered but not selected.

We will report any material change to this procedure in a quarterly or annual filing with the SEC and any new procedure will be available through the Corporate Governance link on our website at http://www.bitstream.com.

Our Bylaws require that a shareholder who wishes to nominate an individual for election as a Director at our Annual Meeting of Shareholders must give us advance written notice no later than 120 days prior to the anniversary date of the Proxy mailing date, or December 29, 2010, in connection with next year’s Annual Meeting and provide specified information. Shareholders may request a copy of the Bylaw requirements from the Corporate Secretary, Bitstream Inc., 500 Nickerson Road, Marlborough, MA 01752-4695. Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires directors, executive officers and stockholders who own more than ten percent of the outstanding Class A Common Stock of the Company to file with the SEC and NASDAQ reports of ownership and changes in ownership of voting securities of the Company and to furnish copies of such reports to us.

Based solely on a review of the copies of such forms received by the Company, and on written representations from certain reporting persons, we believe that with respect to the year ended December 31, 2009, our directors, officers and ten-percent stockholders timely filed all such required forms, except for one Form 4 required in connection with five gifts totaling 6,100 shares and one Form 4 for the exercise of options for 1,667 shares.

ITEM 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Philosophy

Bitstream’s executive compensation program is intended to attract and retain highly-qualified senior managers by providing compensation opportunities that reflect our business results and the individual executive’s performance. During the year ended December 31, 2009, we used salary, stock options and restricted stock awards, to meet these goals. We believe that these compensation opportunities will motivate management’s efforts by ensuring that the rewards received by our executives are consistent with the achievement of our business objectives and with the value added by management to the stockholders’ interests. Our compensation program provides for base salaries that reflect such factors as level of responsibility, internal fairness and external competitiveness. We also believe that a substantial portion of each of our executive’s compensation should be in the form of an incentive bonus. Receipt of this bonus is contingent upon our achievement of target levels of sales and earnings, strategic acquisitions and other initiatives, introduction of innovative products and services, and the achievement of and progress toward other significant annual financial and operational objectives as determined by the Compensation Committee. In general, the cash compensation of our executive officers approximates the average of compensation paid to executives of appropriate comparable companies who occupy positions of similar responsibilities. Our compensation program also provides long-term incentive opportunities in the form of stock options, restricted stock and other forms of equity compensation that strengthen the mutuality of economic interest between management and our stockholders and encourage management continuity. During the year ended December 31, 2009, we made awards under our 2006 Incentive Compensation Plan to our executive officers. These awards included restricted stock awards that vest over five-year periods and stock options to purchase shares that vest over a four-year period.

The following is a discussion of each element of our executive compensation program, including a description of the decisions and actions taken by the Compensation Committee with respect to the 2009 compensation for the Chief Executive Officer (the “CEO”) and all executive officers as a group.

Management Compensation Program

Overview

Compensation of our executive officers in the year ended December 31, 2009 (as reflected in the tables that follow with respect to the Named Executive Officers) consisted of the following elements: base salary, the opportunity for an annual incentive bonus, and stock option grants and restricted stock awards under our 2006 Incentive Compensation Plan. Total annual cash compensation for each executive officer varies each year based on our achievement of our annual objectives and the individual’s performance.

Base Salary

With respect to determining the base salary of each of the executive officers, the Compensation Committee takes into consideration a variety of factors, including the executive’s level of responsibility and individual performance, the salaries of similar positions in comparable companies and our financial and operational performance in relation to our objectives and our competitive standing. We review the results of various industry salary surveys to ensure our understanding of competitive compensation levels and practices in the marketplace. From time to time, we utilize the services of GK Partners, a recognized, independent external consulting firm to determine marketplace compensation values and practices, and to assess the reasonableness of our overall compensation program. No specific peer group benchmarking activities were performed by the independent consultant during 2009.

Annual Incentive Compensation

Our compensation philosophy includes granting annual cash bonuses reflecting the Company’s performance and individual executive performance. We maintain discretion to vary overall cash compensation for a given year by varying the size of the cash bonus based on corporate performance and individual performance. These cash bonuses reflect a material part of the overall compensation, with target payments ranging from 50%-100% of salary, depending upon executive position and overall company performance, and subject to the Compensation Committee’s discretion to award bonuses greater or lower than the target if they deem it appropriate. Because we believe that senior executives can have the greatest impact on the Company’s overall success, we typically set bonus targets as a higher percentage of base salaries for our most highly paid executives.

Our annual incentive bonus to our executive officers (including the Named Executive Officers) is based on the achievement of objective, financial and operational performance targets and the discretion of the Compensation Committee. These targets may include sales volume, net operating income, accomplishment of certain strategic business initiatives and other performance objectives as may be determined annually. In determining individual incentive bonus awards, the accountability of executive officers and their individual contributions towards the attainment of these objectives are considered. In determining awards for the most recent performance year, we considered new product development, management of corporate expenses, and cash equivalents on hand, as well as earnings level achieved during this challenging economic climate. After considering these factors and others, we determined that no cash bonuses would be awarded. The calculation of our financial and operational performance with respect to the determination of these incentive bonus awards, if any, is made as soon as is practicable after the completion of our fiscal year.

Long-Term Incentive Awards

In addition to cash compensation, the Compensation Committee and the Board believe that providing executive officers with stock ownership opportunities aligns the interests of the executives with other stockholders and encourages the executives’ long-term retention. The long-term incentive element of our management compensation program has historically been in the form of stock option grants. The 2006 Incentive Compensation Plan, which was adopted on April 14, 2006 and approved by the stockholders on June 1, 2006, authorizes a committee of two or more directors designated by the Board, currently the Compensation Committee, to grant Options, Restricted Stock, Stock granted as a bonus or in lieu of another award, Other Stock-Based Awards, Performance Awards or Annual Incentive Awards for up to 2,000,000 shares of Class A Common Stock. Awards are typically granted annually, although supplemental awards are granted occasionally. All options granted in fiscal 2009 were subject to a four-year vesting provision and all restricted stock awards in fiscal 2009 were subject to a five-year vesting provision. We make awards based upon each executive’s relative position, responsibilities and performance over the previous year and the executive officer’s anticipated future performance, potential and responsibilities. We also review prior awards to each executive, including the number of shares that continue to be subject to vesting under their respective outstanding awards, in setting the size of awards to be granted to the executive officers. On August 19, 2009, the Board awarded Incentive Stock Options (“ISOs”) to purchase 30,000 shares of Class A Common Stock to Anna Chagnon and 15,000 shares of Class A Common Stock to each of John Collins, James Dore, Sampo Kaasila, and Costas Kitsos. Such options have an exercise price equal to the fair market value of the Class A Common Stock of the Company on the date of grant as reported on NASDAQ, are exercisable for ten years and vest in one-fourth increments on each of the first, second, third and fourth anniversaries of the date of the grant. In addition, on August 19, 2009, the Board made restricted stock awards of 5,000 shares of Class A Common Stock of the Company to each of John Collins, James Dore, Sampo Kaasila, and Costas Kitsos and 10,000 shares to Anna Chagnon. Such stock awards vest in one-fifth increments on each of the first, second, third, fourth, and fifth anniversaries of the date of the grant.

The Incentive Compensation Plan is intended to create opportunities for executive officers and other key employees of the Company to acquire a proprietary interest in the Company to align their interests with those of the Company’s stockholders. In addition, the vesting provisions of such awards (which limit the exercisability of stock options and the receipt of restricted stock for certain periods of time) encourage the continued service and stability of the management team.

Post Employment Benefits

Our executives have severance agreements that provide them with severance payments and benefits in the event we terminate their employment without cause or the executive officer terminates employment for good reason, following a defined Change in Control of the Company. See “Potential Payments upon Termination following a Change-in-Control” for a discussion of the terms of these agreements, including the definitions of cause and good reason. Severance agreements for our executive officers provide security for executives against sudden or arbitrary termination following a Change in Control and help attract and retain key employees by providing competitive arrangements. The provisions of each severance agreement are determined by the Compensation Committee based on current market trends and practices.

Individual Performance

Anna M. Chagnon has served as our Chief Executive Officer since October 2003. Effective March 1, 2008, Ms. Chagnon’s salary was increased from $275,000 to $300,000. For 2009, Ms. Chagnon target bonus was 67% of salary. The Compensation Committee, without Ms. Chagnon’s participation, evaluates Ms. Chagnon’s performance (and determines her bonus) by reviewing the Company’s overall revenue growth and operating profit, the performance of Ms. Chagnon’s management team, and the Company’s success in achieving the goals contained in the Company’s budget for the year. This year, the Compensation Committee determined that based on the Company’s performance, no bonuses would be paid to the members of the executive team including Ms. Chagnon, despite her guiding the Company through challenging economic times, managing expenses and our cash position, and helping to consummate several key new business relationships. Ms. Chagnon is eligible to participate in the same executive compensation programs in which our other executive-level employees participate. Her total annual compensation for 2009 (including compensation derived from salary and annual incentive bonus) was determined by the Compensation Committee in consideration of the same performance criteria used to establish pay levels for all other executive-level employees. The Compensation Committee has determined that Ms. Chagnon’s salary is at or below the median salary of Chief Executive Officers in a selected group of comparable companies. On August 19, 2009, Ms. Chagnon was granted a stock option under our 2006 Incentive Compensation Plan for 30,000 shares of our common stock at a price per share of $5.39 and awarded restricted stock of 10,000 shares of our common stock as part of the annual grant process described above. The stock options vest over four years at a rate of 25% on the first, second, third and fourth anniversary of the grant, and the restricted stock vests over five years at a rate of 20% on the first, second, third, fourth, and fifth anniversary of the grant.

Ms. Chagnon manages our named executive officers (“NEO’s”), other than herself. Ms. Chagnon reviews the NEO’s performance against operating and strategic goals set for that executive during the previous year; she then further assesses each NEO’s individual performance by measuring the NEO’s contribution to the Company’s consolidated results and the Company’s success in achieving the goals contained in the Company’s budget for the year. Based on this assessment, Ms. Chagnon then recommends to the Compensation Committee what percentage of the target bonus award available to the NEOs each of the NEOs should receive. The Compensation Committee either accepts Ms. Chagnon’s recommended bonus for each NEO, or suggests other factors or outcomes. After these deliberations, the Compensation Committee determines and approves a bonus for each such executive. For 2009, Ms. Chagnon set the target bonus for the other NEO’s at approximately 50% of their respective annual salary or $90,000 to each of John Collins, Sampo Kaasila, and Costas Kitsos and $92,500 to James Dore. Based upon the Company’s financial results during a year with very challenging economic conditions, the Compensation Committee decided not to award and cash bonuses to the NEOs for the 2009 fiscal year.

Summary Compensation Table

The following table sets forth certain summary information concerning compensation paid for the year ended December 31, 2009 by the Company to its Chief Executive Officer (the “CEO”), its Principal Financial Officer (the “PFO”) and the three most highly compensated executive officers other than the CEO and PFO who were serving as executive officers on December 31, 2009, whose aggregate salary and bonus exceeded $100,000 for the year ended December 31, 2009, (together, with the CEO and PFO, the “Named Executive Officers” or “NEOs”)

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($1)	Bonus ($)(2)	Stock Awards ($)(3)	Options/ Warrants ($)(4)	Non-equity Incentive Plan Compen- sation ($)(5)	All Other Compen- sation ($)(6)	Total ($)

Anna M. Chagnon President & CEO (Principal Executive Officer)	2009 2008 2007	311,538 294,711 265,000	— — —	53,900 61,500 81,200	107,576 226,070 121,296	— 100,000 200,000	7,350 6,900 6,750	480,364 689,181 674,246

James P. Dore Vice President & CFO (Principal Financial Officer)	2009 2008 2007	192,116 180,769 158,500	— — —	26,950 30,750 40,600	53,788 67,821 121,296	— 55,000 100,000	7,350 6,900 6,750	280,204 341,240 427,146

Costas Kitsos Vice President of Engineering	2009 2008 2007	186,923 176,827 162,750	— — —	26,950 30,750 40,600	53,788 67,821 121,296	— 50,000 100,000	7,350 6,900 6,750	275,011 332,298 431,396

Sampo Kaasila Vice President of Research and Development	2009 2008 2007	186,923 176,827 158,500	— — —	26,950 30,750 40,600	53,788 67,821 121,296	— 50,000 100,000	7,108 6,900 6,750	274,769 332,298 427,146

John S. Collins Vice President and Chief Technology Officer	2009 2008 2007	149,539 141,462 127,000	— — —	26,950 30,750 40,600	53,788 67,821 121,296	— 50,000 100,000	5,986 6,900 6,750	236,263 296,933 395,646

(1)	Base salaries for 2009 remained unchanged from the levels approved by the Compensation Committee in February 2008. The Compensation Committee did not approve or award any increases in base salary for any of the named executive officers during 2009.
(2)	Payments reported as a cash bonus are disclosed in the Non-Equity Incentive Plan Compensation column and in the Grants of Plan-Based Awards Table below to the extent they do not represent mandatory payments.
(3)	Compensation amounts for 2009, 2008 and 2007 for restricted stock awards represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718, “Share Based Payments” for each of the restricted stock awards made during each year, grant date fair value was calculated using the closing price on the grant date multiplied by the number of shares. These amounts do not represent the actual value that may be realized by the NEOs.
(4)

Compensation amounts for 2009, 2008 and 2007 for stock options granted represent the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification

(“ASC”) Topic 718, “Share Based Payments” for each of the awards made during year. For the assumptions used in these valuations, see the Notes to Consolidated Financial Statements in our 2009 audited financial statements included within our Annual Report on Form 10-K.

(5)	Amounts represent the actual annual incentive compensation payments to each officer pursuant to our annual incentive plan. No cash bonus was awarded for 2009 and the bonus amounts for 2008 were paid in February 2009, and the bonus amounts for 2007 were paid in March.
(6)	Represents matching contributions by the Company for the account of the Named Executive Officer under the Company’s 401(k) Plan unless otherwise noted.

Plan Based Awards

The following table provides information as to the grants of plan-based awards to each Named Executive Officer during 2009. The table identifies the threshold (or minimum amount payable other than zero), target payable if specified performance goals are achieved, and maximum values of the 2009 incentive plan awards for each of the named executive officers.

GRANTS OF PLAN-BASED AWARDS TABLE

Name	Grant Date	Estimated possible payouts under Non- Equity Incentive Plan Awards (1)				Stock Awards:	Number of Securities Underlying Options Granted (#) (3)	Full grant date fair value of each equity award ($) (4)
		Thres- hold $	Target $	Max- imum $	Grant Date	Number of Restricted Shares of Stock (#) (2)

Anna M. Chagnon	02/26/09	—	200,000	—	08/19/09	10,000	30,000	161,476

John S. Collins	02/26/09	—	90,000	—	08/19/09	5,000	15,000	80,738

James P. Dore	02/26/09	—	92,500	—	08/19/09	5,000	15,000	80,738

Sampo Kaasila	02/26/09	—	90,000	—	08/19/09	5,000	15,000	80,738

Costas Kitsos	02/26/09	—	90,000	—	08/19/09	5,000	15,000	80,738

(1)	Amounts represent target amounts payable to each officer pursuant to our annual incentive plan, which plan does not have specific thresholds or maximums. No actual cash bonus amounts were paid to any officer pursuant to this plan, see the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table above. For a discussion of the performance targets associated with these awards see “Compensation Discussion and Analysis”.
(2)	Amounts represent stock awards of restricted shares of Class A Common Stock. These stock awards vest in equal installments of 20% of each award on each of the first, second, third, fourth and fifth anniversary of the date of the grant.
(3)	Amounts represent awards of options to purchase shares of Class A Common Stock at an exercise price of $5.39 per share, which was the fair market value of the shares on the date of grant as required by our 2006 Incentive Compensation Plan. These options expire on August 19, 2019 and vest in equal installments of 25% of each award on each of the first, second, third, and fourth anniversary of the date of the grant.
(4)	Amounts represent the full grant date fair value assuming the closing price of the stock on the date of grant of the award as required by our 2006 Incentive Compensation Plan.

Outstanding Equity Awards at December 31, 2009

The following table sets forth, the number of unexercised options held by each named executive officer at year end, the exercise price and expiration date of each award.

	Option Awards (1)				Stock Awards (2)
	Number of Securities Underlying Unexercised Options at Fiscal Year End (#)				Number of Shares That Have Not Vested (#)	Market Value of Shares That Have Not Vested ($)(1)	Grant Date
			Exercise Price	Expiration Date
Name	Exercisable	Unexercisable

Anna M. Chagnon	42,899	—	2.0310	12/11/10	6,000	45,480	05/24/07
	40,000	—	3.9600	11/05/11	8,000	60,640	05/20/08
	100,000	—	3.0000	02/12/14	10,000	75,800	08/19/09
	60,000	—	1.5900	08/02/14	—	—	—
	37,500	12,500	4.4500	08/03/16	—	—	—
	10,000	10,000	8.1200	05/24/17	—	—	—
	12,500	37,500	6.1500	05/20/18	—	—	—
	—	30,000	5.3900	08/19/19

John S. Collins	18,750	6,250	4.4500	08/03/16	3,000	22,740	05/24/07
	10,000	10,000	8.1200	05/24/17	4,000	30,320	05/20/08
	3,750	11,250	6.1500	05/20/18	5,000	37,900	08/19/09
	—	15,000	5.3900	08/19/19	—	—	—

James P. Dore	6,667	—	2.5000	10/24/10	3,000	22,740	05/24/07
	6,000	—	3.9600	11/05/11	4,000	30,320	05/20/08
	50,000	—	1.7900	02/13/13	5,000	37,900	08/19/09
	25,000	—	1.5900	08/02/14	—	—	—
	30,000	—	2.3390	02/07/15	—	—	—
	18,750	6,250	4.4500	08/03/16	—	—	—
	10,000	10,000	8.1200	05/24/17	—	—	—
	3,750	11,250	6.1500	05/20/18	—	—	—
	—	15,000	5.3900	08/19/19	—	—	—

Sampo Kaasila	20,000	—	3.9600	11/05/11	3,000	22,740	05/24/07
	25,000	—	1.5900	08/02/14	4,000	30,320	05/20/08
	18,750	6,250	4.4500	08/03/16	5,000	37,900	08/19/09
	10,000	10,000	8.1200	05/24/17	—	—	—
	3,750	11,250	6.1500	05/20/18	—	—	—
	—	15,000	5.3900	08/19/19	—	—	—

Costas Kitsos	42,400	—	2.0310	12/11/10	3,000	22,740	05/24/07
	20,000	—	3.9600	11/05/11	4,000	30,320	05/20/08
	25,000	—	1.5900	08/02/14	5,000	37,900	08/19/09
	18,750	6,250	4.4500	08/03/16	—	—	—
	10,000	10,000	8.1200	05/24/17	—	—	—
	3,750	11,250	6.1500	05/20/18	—	—	—
	—	15,000	5.3900	08/19/19	—	—	—

(1)	All options outstanding as of December 31, 2009 have ten-year terms. All options with an expiration date prior to June 2016 vest over a three-year period in equal installments on the first, second, and third anniversary of the award. Options granted under the 2006 Incentive Compensation Plan, which include the options above with an expiration date after June 2016, vest over a four-year period in equal installments of 25% on the first, second, third, and fourth anniversary of the award.
(2)	The value of the stock award was calculated by using a share price of $7.580, the closing price of Bitstream’s common stock on December 31, 2009. Stock Awards vest over a five-year period in equal installments of 20% on the first, second, third, fourth, and fifth anniversary of the award.

Value Realized from Stock Options and Stock Appreciation Awards

The following table sets forth the number of options exercised and the value each named executive officer realized during 2009. As of December 31, 2009 we have not awarded any stock appreciation rights.

OPTION EXERCISES AND STOCK VESTED DURING 2009

	Option Awards		Stock Awards
Name	Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)

Anna M. Chagnon	20,000	134,000	4,000	17,880

John S. Collins	—	—	2,000	8,940

James P. Dore	1,667	8,568	2,000	8,940

Sampo Kaasila	—	—	2,000	8,940

Costas Kitsos	300	1,950	2,000	8,940

(1)	The “value realized” represents the total value of gains on the date of exercise based on the actual sale prices or on the closing price that day if the shares were not sold that day, in each case less the exercise price of the stock options, without deducting taxes or commissions paid by employee.

EXECUTIVE AGREEMENTS

All of the Company’s Named Executive Officers are employed on an at-will basis and none of the Named Executive Officers is party to any employment agreements with the Company. All of the Company’s Named Executive Officers are employed on an at-will basis but have entered into severance agreements with the Company in the event of a “Change in Control” as described below. These agreements have an original term expiring on April 15, 2012, and shall thereafter be automatically renewed for successive one-year terms unless the Company has notified the NEO of its election not to renew the term of the agreement not less than 120 days before the expiration of the (then) current term.

Potential Payments upon Termination Following a Change-in-Control

The severance agreements with our NEOs provide certain benefits upon the termination of employment after a change in control (a “Change in Control”) as defined below. Under these agreements, the NEO shall be entitled to severance benefits if terminated within twenty-four months of a Change in Control, unless such termination is due to the NEO’s death or disability, or is by the Company for Cause, or is by the NEO for other than Good Reason.

A Change in Control shall mean the occurrence of any of the following events:

1)	any “Person(s)” (as such term is used in Section 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of securities of Bitstream Inc. representing thirty percent (30%) or more of the combined voting power of Bitstream Inc.’s (then) outstanding securities; or

2)	during any period of twelve consecutive months, individuals who at the beginning of such period constitute the Board of Directors of Bitstream Inc. cease for any reason to constitute at least a majority thereof; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election, was approved by a vote of at least a majority of the directors then comprising the incumbent Board shall be considered as though such individual were a member of the incumbent Board; or

3)	the Company is a party to (i) any consolidation or merger of Bitstream Inc. in which it is not the continuing or surviving corporation or pursuant to which its shares of common stock would be converted into cash, securities, or other property; or (ii) any sale, lease, exchange, or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of the Company; or

4)	approval by the stockholders of Bitstream Inc. of any plan or proposal for the liquidation or dissolution of the Company.

Cause is defined as (i) the willful and continued failure by the NEO to substantially perform the NEO’s duties (other than any such failure resulting from incapacity due to physical or mental illness) after a demand for substantial performance has been delivered to the NEO by the Company, which demand specifically identifies the manner in which it is believed that the NEO has not substantially performed the NEO’s duties; or (ii) conviction of a felony or acts of dishonesty resulting in gain or personal enrichment at the expense of the Company; or (iii) the NEO’s willful misconduct or insubordination which is materially injurious to the Company. For purposes of this paragraph, no act or failure to act on the NEO’s part shall be considered as willful unless done, or omitted to be done, by the NEO not in good faith and without reasonable belief that the action or omission was in the best interests of the Company.

Disability is defined as the illness, or mental or physical disability, of the NEO as determined by a physician acceptable to the Company and the NEO, resulting in the NEO’s failure to perform substantially all of his or her applicable material duties for a period of six consecutive months, and the NEO’s failure to return to the performance of such duties within 30 days after receiving written notice of termination of employment due to such Disability.

Good Reason is defined as the (i) reduction in the NEO’s (then) current base salary as paid immediately preceding the Change in Control; (ii) diminution, reduction or other adverse change in the annual bonus opportunity or other incentive compensation opportunities available to the NEO immediately preceding the Change in Control; (iii) the Company’s failure to pay the NEO any amounts otherwise earned, vested or due under any compensation plan or human resources policy of the Company immediately preceding the Change in Control; (iv) diminution of the Executive’s title, position, authority or responsibility; (v) assignment to the NEO of duties incompatible with the position occupied by the NEO immediately preceding the Change in Control; or (vi) relocation of the NEO’s position to a location more than 35 miles from the location to which the NEO was assigned immediately preceding the Change in Control.

If, after any Change in Control shall have occurred, the NEO’s employment shall be terminated within twenty-four months of the date of such Change in Control either (i) by the Company other than for death, disability or Cause, or (ii) by the NEO for Good Reason, the NEO shall be entitled to the following severance benefits:

The Company shall pay the NEO’s full base salary through the date of termination at the rate which is the higher of the (then) current annual rate or the annual rate in effect immediately prior to the date of any Change in Control. The Company shall also pay the NEO the amount, if any, of any unpaid earned annual bonus for the preceding fiscal year. In addition, the Company shall continue in full force and effect through the date of termination the NEO’s participation in all stock ownership, stock purchase, stock option and restricted stock plans; all health and welfare benefit plans; and all insurance and disability plans as may be in effect at the date of the Change in Control. Notwithstanding the terms and conditions of any Company stock plans and related agreements under which outstanding stock option and restricted stock grants shall have been made, any such outstanding and unvested stock options and restricted stock grants shall become immediately and fully vested upon the occurrence of a Change in Control.

The Company shall pay as severance benefits to the NEO on or before the fifth day following the date of termination of employment, a lump sum payment equal to twice the NEO’s base salary in the case of the CEO and 1.75 times the NEO’s base salary in the case of any other NEO, at the rate which is the higher of the (then) current annual rate or the annual rate in effect immediately prior to the date of any Change in Control. Such lump sum payment shall be subject to all applicable federal, state and local income and FICA taxes including all required withholding amounts. In no event shall the severance benefits exceed the amount that is deductible by the Company in accordance with Section 280(G) of the Code. The NEO shall not be required to mitigate or offset the amount of any severance benefits or other benefits provided by seeking employment or otherwise, nor shall the amount of any payment provided be reduced by any compensation earned by the NEO as the result of employment by another employer after the date of termination from the Company.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee (the “Compensation Committee”) of the Company at the direction of the Board has prepared the following report for inclusion in this Proxy Statement. The Compensation Committee is comprised of Messrs. Beitzel, Kaminski and Lubrano, three non-employee directors who are “disinterested persons” within the meaning of Rule 16b-3 of the Securities Exchange Act of 1934, as amended and who are “independent” as required by applicable laws and regulations and the NASDAQ listing standards. The Compensation Committee has the responsibility for all compensation matters concerning the Company’s executive officers. The Compensation Committee is also responsible for oversight of our compensation plans and benefit programs and equity-based awards to our non-executive employees and consultants. The Compensation Committee acts pursuant to a written charter, which may be found on our web site at: http://www.bitstream.com/corporate/investor/corp_gov.html

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussions, the Committee recommended to the Board of Directors, and the Board has approved, the inclusion of the Compensation Discussion and Analysis in the Proxy Statement and the Company’s Annual Report on Form 10-K.

Respectfully submitted,

COMPENSATION COMMITTEE

George B. Beitzel, Chairperson

Amos Kaminski

David G. Lubrano

The Compensation Committee Report above does not constitute “soliciting material” and will not be deemed “filed” or incorporated by reference into any of our filings under the Securities Act of 1933 or the Securities Exchange Act of 1934 that might incorporate our SEC filings by reference, in whole or in part, notwithstanding anything to the contrary set forth in those filings.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2009, Messrs. Beitzel, Kaminski, and Lubrano fulfilled all functions of the Compensation Committee with regard to determining compensation of executive officers of the Company. No member of the Compensation Committee was at any time in 2009 or at any other time an officer or employee of the Company, and no member had any relationship with the Company requiring disclosure as a related person transaction in Part III, Item 13 of Form 10-K. No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers who served as a member of our board of directors or Executive Compensation and Option Committee at any time in 2009.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 16, 2010, with respect to the Class A Common Stock owned or deemed beneficially owned as determined under the rules of the Securities and Exchange Commission, directly or indirectly, by each stockholder known to the Company to own beneficially more than 5% of the Class A Common Stock, by each director, by the executive officers named in the Summary Compensation Table included elsewhere herein, and by all directors and executive officers of the Company and its subsidiaries as a group. In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a person is deemed to be the beneficial owner, for purposes of this table, of any shares of Class A Common Stock if he or she has or shares voting power or investment power with respect to such security or has the right to acquire beneficial ownership at any time within 60 days following April 16, 2010. As used herein “voting power” is the power to vote or direct the voting of shares, and “investment power” is the power to dispose of or direct the disposition of shares. Except as indicated in the notes following the table below, each person named has sole voting and investment power with respect to the shares listed as being beneficially owned by such person.

Name and Address(2)	Number(1)	Percent of Common Stock(1)
Principal Stockholders
Mr. Trent Stedman (Millennium Group LLC) (3) 799 Central Ave. Suite 350 Highland, IL 60035	1,586,762	15.85%

Columbia Pacific Opportunity Fund, L.P. (4) 1910 Fairview Avenue East, Suite 500 Seattle, WA 98102	1,151,869	11.51%

Raging Capital Management, LLC (5) 254 Witherspoon Street Princeton, New Jersey 08542	838,412	8.38%

Directors and Executive Officers
Charles Ying (6)	607,391	6.05%
David G. Lubrano (7)	490,655	4.89%
George B. Beitzel (8)	476,432	4.73%
Amos Kaminski (9)	426,500	4.24%
Anna M. Chagnon (10)	421,574	4.08%
James P. Dore (11)	175,584	1.73%
Costas Kitsos (12)	143,950	1.42%
Sampo Kaasila (13)	120,250	1.19%
John S. Collins (14)	111,968	1.11%
Jonathan Kagan (15)	26,000	*
All directors and executive officers as a group (10 persons) (6)(7)(8)(9)(10)(11)(12)(13)(14)(15)	3,000,304	27.47%

*	Less than one percent
(1)	Except as indicated in the footnotes to this table, the persons named in the table have sole voting and investment power with respect to all shares of Class A Common Stock shown as beneficially owned by them, subject to community property laws where applicable. The information presented with respect to the Principal Stockholders is based on reports of beneficial ownership on Forms 3 and 4, and Schedules 13D and 13G delivered to the Company pursuant to the Exchange Act and such other information as may have been provided to the Company by any such Principal Stockholder. In accordance with the rules of the Securities and Exchange Commission, Class A Common Stock subject to stock options or warrants which are currently exercisable or which become exercisable within 60 days after April 16, 2010, are deemed outstanding for computing the share ownership and percentage ownership of the person holding such options or warrants, but are not deemed outstanding for computing the percentage ownership of any other person. The inclusion herein of shares listed as beneficially owned does not constitute an admission of beneficial ownership.

(2)	Unless otherwise indicated, the address of each director and officer listed is: c/o Bitstream Inc., 500 Nickerson Road, 2nd Floor, Marlborough, MA 01752-4695.
(3)	Based upon the information provided pursuant to a joint statement on a Form 4 filed with the SEC on May 29, 2009 and on a Schedule 13G filed on March 12, 2010 by Trent Stedman (NV North American Opportunity Fund).
(4)	Based upon the information provided pursuant to a joint statement on a Form 4 filed with the SEC on April 13, 2010 by Columbia Pacific Opportunity Fund L.P.
(5)	Based upon the information provided pursuant to a joint statement on a Form PREC14A filed with the SEC on March 22, 2010 by Raging Capital Management, LLC.
(6)	Includes 37,500 shares issuable to Mr. Ying upon the exercise of options and 12,000 shares which represent non-vested restricted stock awards.
(7)	Includes 17,500 shares issuable to Mr. Lubrano upon the exercise of options and 12,000 shares which represent non-vested restricted stock awards.
(8)	Includes 57,500 shares issuable to Mr. Beitzel upon the exercise of options and 12,000 shares which represent non-vested restricted stock awards.
(9)	Includes 57,500 shares issuable to Mr. Kaminski upon the exercise of options, and 12,000 shares which represent non-vested restricted stock awards.
(10)	Includes 315,799 shares issuable to Ms. Chagnon upon the exercise of options and 24,000 shares which represent non-vested restricted stock awards. Also includes 5,775 shares issuable upon the exercise of options held of record by Michael Chagnon, an employee of the Company and Ms. Chagnon’s spouse, and, therefore, Ms. Chagnon may be deemed a beneficial owner of such shares and 70,000 shares held by Ms. Chagnon and her husband as joint tenants.
(11)	Includes 158,917 shares issuable to Mr. Dore upon the exercise of options and 12,000 shares which represent non-vested restricted stock awards.
(12)	Includes 128,650 shares issuable to Mr. Kitsos upon the exercise of options and 12,000 shares which represent non-vested restricted stock awards.
(13)	Includes 86,250 shares issuable to Mr. Kaasila upon the exercise of options, 12,000 shares which represent non-vested restricted stock awards, and 19,000 shares held by Mr. Kaasila and his wife as joint tenants.
(14)	Includes 41,250 shares issuable to Mr. Collins upon the exercise of options, 12,000 shares which represent non-vested restricted stock awards, and 55,718 shares held by Mr. Collins and his wife as joint tenants.
(15)	Includes 25,000 shares which represent non-vested restricted stock awards, and 1,000 shares held by Mr. Kagan’s son and for which Mr. Kagan may be considered a beneficial owner.

We are not aware of any arrangements including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Equity Compensation Plan Information

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Independence of Directors

Our Board has determined that the majority of the Board is comprised of “independent directors” within the meaning of applicable NASDAQ listing standards applicable to Board composition. Our independent directors are: Mr. Beitzel, Mr. Kagan, Mr. Kaminski, Mr. Lubrano and Mr. Ying. If elected, Mr. Keating and Mr. Martynek will also be independent directors. There are no family relationships among any of the executive officers or directors of the Company.

Related Person Transactions

Certain Business Relationships and Transactions

All related person transactions are reviewed, and reported to and, if required, approved by, our board of directors or audit committee, as applicable. The term “related person transactions” refers to transactions required to be disclosed in our filings with the SEC pursuant to Item 404 of Regulation S-K. During 2009 the Company did not enter into any related person transactions requiring approval or disclosure.

ITEM 14. Principal Accounting Fees and Services

During our two most recently completed fiscal years, we retained PricewaterhouseCoopers LLP, our independent auditors, to provide services in the following categories and amounts:

	Years Ended December 31,
	2009	2008
Audit fees(1)	$284,000	$243,000
Audit-related fees(2)	—	10,000
Tax fees(3)	55,563	61,250

Total all fees	$339,563	$314,250

(1)	Audit fees consist of fees for the audit of our financial statements, the review of the interim financial statements included in our quarterly reports on Form 10-Q, and other professional services provided in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of fees for assurance and related services that are reasonably related to the performance of the audit and the review of our financial statements and which are not reported under “Audit Fees”. These services relate to consultations concerning financial accounting and reporting standards.
(3)	Tax fees consist of fees for professional services for tax compliance, tax advice, and tax planning. This category includes fees related to the preparation and review of federal, state, and international tax returns.

Our Audit Committee (the “Audit Committee”) annually considers whether the provisions of non-audit services by our principal auditors is compatible with maintaining auditor independence and concluded that all such services provided during 2009 were compatible with maintaining auditor independence.

The policy of the Audit Committee is to pre-approve all audit and permissible non-audit services to be performed by our principal auditors during the year. The Audit Committee pre-approves services by authorizing specific projects within the categories outlined above. The Audit Committee’s charter authorizes its Chairperson to address any requests for pre-approval of services between Audit Committee meetings, and the Chairperson must report any pre-approval decisions to the Audit Committee at its next scheduled meeting. All services related to Audit-Related Fees and Tax Fees during 2009 were pre-approved by the Audit Committee.

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

Part IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) Financial Statements

None.

(b) Exhibits

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized, in Marlborough, Commonwealth of Massachusetts on this 7th day of October, 2010.

BITSTREAM INC.

By:	/s/ Anna M. Chagnon
Anna M. Chagnon
Principal Executive Officer