Form 10-K/A
period 2009-12-31
BITSTREAM INC
filed 2010-10-08
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Bitstream Inc. (the “Company”) is filing this amendment no. 2 (this “Amendment No. 2”) to its Annual Report on Form 10-K for the period ending December 31, 2009 (the “Original 10-K”) to include updated director biographical information that was not reflected in the Company’s amendment no. 1 to the Original 10-K (“Amendment No. 1”) filed as filed with the Securities and Exchange Commission (the “SEC”) on October 7, 2010. This Amendment No. 2 amends and restates Part III of the Original 10-K, as previously amended and restated by Amendment No. 1, including those portions of Part III that were previously filed as part of the Company’s definitive proxy statement on Schedule 14A as filed with the SEC on April 28, 2010 that were incorporated by reference in the Original 10-K. This Amendment No. 2 includes certifications filed as exhibits hereto pursuant to Item 601(b)(31) and Item 601(b)(32) of Regulation S-K dated as of the date of the filing of this Amendment No. 2.

Except as described above, this Amendment No. 2 does not amend any other information set forth in the Original 10-K, and the Company has not updated disclosures included elsewhere in the Original 10-K to reflect any events that occurred subsequent to the period covered by the Original 10-K. Accordingly, this Amendment No. 2 should be read in conjunction with the Original 10-K and the Company’s filings made with the SEC subsequent to the filing of the Original 10-K.

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

George B. Beitzel has been a director of the Company since April 1989. He is presently a director of various corporations. Mr. Beitzel retired in 1987 from International Business Machines Corporation (“IBM”), where he held numerous positions including serving as a member of the Corporate Office and the IBM Board of Directors. Mr. Beitzel graduated from Amherst College and is Chairman Emeritus of Amherst. He served twenty-one years on the board, the last six as Chairman. His alma mater awarded him a Doctor of Law Degree (honorary). George Beitzel received an MBA from Harvard and served twelve years on the board of directors of the Associates at Harvard Business School. He is a recipient of the HBS Alumni Achievement Award. Mr. Beitzel is also Chairman Emeritus of The Colonial Williamsburg Foundation. He is a member and Treasurer of the American Philosophical Society. Over his business career, Mr. Beitzel serves or has served on the boards of Actuate, Bankers Trust, Bitstream, Caliber System, Inc., Computer Task Group, Datalogix, Deutsche Bank Corporation, Flight Safety, IBM, Phillips Petroleum, Roadway Express, Rohm & Haas, Square D and Gevity HR. Mr. Beitzel also serves or has served on boards of various privately held companies. The Nominating and Corporate Governance Committee determined that Mr. Beitzel is qualified to serve as a director of the Company because he possesses particular knowledge and experience, including prior operational and leadership experience in the software industry.

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

(c) Financial Statement Schedules

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Amendment No. 2 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned thereunto duly authorized, in Marlborough, Commonwealth of Massachusetts on this 8th day of October, 2010.

BITSTREAM INC.

By:	/s/ Anna M. Chagnon
Anna M. Chagnon
Principal Executive Officer