Form 10-Q
period 2010-09-30
BITSTREAM INC
filed 2010-11-15
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T ( 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). (the Registrant is not yet required to submit Interactive Data)    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On November 10, 2010, there were 10,190,637 shares of Class A Common Stock, par value $0.01 per share, issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$4,677	$17,915
Accounts receivable, net	1,188	1,689
Prepaid expenses and other current assets	641	802
Short-term investments	114	114

Total current assets	6,620	20,520

Property and equipment, net	622	643

Other long-term assets:
Long-term investments	7,954	136
Goodwill	3,537	727
Intangible assets, net	3,561	78

Total other long-term assets	15,052	941

Total assets	$22,294	$22,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,114	$1,091
Accrued payroll and other compensation	954	261
Other accrued expenses	844	808
Deferred revenue	1,867	1,762

Total current liabilities	4,779	3,922

Long-term deferred revenue	64	—
Long-term deferred rent	533	536

Total long-term liabilities	597	536

Total liabilities	5,376	4,458

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value: 6,000 shares authorized; no shares issued or outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock, $0.01 par value:
Class A: 30,000 shares authorized; 10,196 and 10,120 shares issued and 10,191 and 9,953 shares outstanding at September 30, 2010 and December 31, 2009, respectively	102	101
Class B: 500 shares authorized; no shares issued or outstanding at September 30, 2010 and December 31, 2009	—	—
Additional paid-in capital	35,191	35,043
Accumulated deficit	(18,731)	(16,474)
Treasury stock, at cost; 5 and 167 shares at September 30, 2010 and December 31, 2009, respectively	(29)	(994)
Accumulated other comprehensive income (loss)	385	(30)

Total stockholders’ equity	16,918	17,646

Total liabilities and stockholders’ equity	$22,294	$22,104

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenue:
Software licenses	$4,739	$4,512	$13,075	$12,361
Services	1,243	1,148	3,550	3,549

Total revenue	5,982	5,660	16,625	15,910

Cost of revenue:
Software licenses	2,346	1,779	6,644	4,946
Services	518	500	1,472	1,622

Total cost of revenue	2,864	2,279	8,116	6,568

Gross profit	3,118	3,381	8,509	9,342

Operating expenses:
Marketing and selling	945	871	2,647	2,778
Research and development	2,057	1,234	5,076	3,641
General and administrative	1,207	740	2,994	2,195

Total operating expenses	4,209	2,845	10,717	8,614

Operating income (loss)	(1,091)	536	(2,208)	728

Interest and other income, net	45	18	109	53

Income (loss) before provision for income taxes	(1,046)	554	(2,099)	781

Provision for income taxes	128	35	158	96

Net income (loss)	$(1,174)	$519	$(2,257)	$685

Basic net income (loss) per share	$(0.12)	$0.05	$(0.23)	$0.07
Diluted net income (loss) per share	$(0.12)	$0.05	$(0.23)	$0.07

Basic weighted average shares outstanding	9,921	9,799	9,878	9,770
Diluted weighted average shares outstanding	9,921	10,248	9,878	10,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(2,257)	$685
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Stock-based compensation	778	616
Depreciation	213	208
Loss on disposal of property and equipment	1	5
Amortization of long-lived intangible assets	149	21
Amortization of purchased premium on marketable securities	59	—
Unrealized foreign currency loss	30	—
Changes in operating assets and liabilities, net of the effects of the acquisition:
Accounts receivable	501	428
Prepaid expenses and other assets	245	(410)
Premium on long-term investments in marketable securities	(948)	—
Accounts payable	23	647
Accrued payroll and other compensation	693	(677)
Other accrued expenses	36	(26)
Deferred revenue	169	(372)
Deferred rent	(3)	407

Net cash provided by (used in) operating activities	(311)	1,532

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(113)	(417)
Acquisition of Press-sense Ltd.	(6,528)	—
Additions to intangible assets	(22)	(8)
Purchase of investments in marketable securities	(8,050)	—
Proceeds from sale of marketable securities	1,450	—

Net cash used in investing activities	(13,263)	(425)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercises of stock options	336	413

Net cash provided by financing activities	336	413

Effect of foreign currency exchange rates on cash and cash equivalents	—	(9)

Net (decrease) increase in cash and cash equivalents	(13,238)	1,511
Cash and cash equivalents, beginning of period	17,915	16,162

Cash and cash equivalents, end of period	$4,677	$17,673

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All references to “Bitstream,” “we,” “us,” “our,” or “Company” refer to Bitstream Inc. and its subsidiaries. Except as otherwise noted, all reported dollar amounts are in thousands.

(1) Operations and Significant Accounting Policies

The Company is a software development company focused on bringing unique software products to a wide variety of markets. Our core software products include award-winning fonts and font rendering technologies, mobile browsing and messaging technologies, variable data publishing and web-to-print technologies, and multi-channel communications technologies.

The Company is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. The Company has also experienced net losses in the current year, as well as prior years, and as of September 30, 2010 has an accumulated deficit of approximately $18.7 million. For a complete discussion of our business risks, see the “Risk Factors” under Part I, Item 1A. beginning on page 18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

(b) Basis of Presentation

Our unaudited condensed consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles (“GAAP”). The balance sheet information as of December 31, 2009 has been derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009 included in our Annual Report on Form 10-K, which was filed with the SEC on March 31, 2010. The condensed consolidated balance sheet as of September 30, 2010, the condensed consolidated statements of operations for the three and nine months ended September 30, 2010 and 2009, and the condensed consolidated statement of cash flows for the nine months ended September 30, 2010 and 2009, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company for these interim periods. The results of operations for the nine months ended September 30, 2010 may not necessarily be indicative of the results to be expected for the year ending December 31, 2010.

Certain prior year amounts have been reclassified to conform with the current year’s presentation. The Company evaluated subsequent events through November 15, 2010 to determine whether or not any such events required disclosure in this Form 10-Q, and determined that no such subsequent event has occurred.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(c) Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following:

	September 30, 2010	December 31, 2009
Equipment and computer software	$1,992	$1,914
Purchased software	437	425
Furniture and fixtures	612	586
Leasehold improvements	100	88

	3,141	3,013

Less — Accumulated depreciation and amortization	2,519	2,370

Property and equipment, net	$622	$643

Depreciation expense for the three months ended September 30, 2010 and 2009 was $80 and $66, respectively. Depreciation expense for the nine months ended September 30, 2010 and 2009 was $213 and $208, respectively.

During the three and nine months ended September 30, 2010, we disposed of $52 and $65 of property and equipment with accumulated depreciation of $52 and $64 resulting in a loss on disposal of $1 for the nine months ended September 30, 2010. The assets were no longer in service.

(d) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, and trade accounts receivable. The Company places a majority of its cash and cash equivalents in one highly-rated financial institution and holds its marketable securities in a custodial account at another highly-rated financial institution. The Company had not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area prior to January 2009. During 2009, we established reserves for certain customers affected by the economic downturn and increased our allowance for doubtful accounts from $32 at December 31, 2008 to $283 at December 31, 2009. During the three and nine month periods ended September 30, 2010 the Company wrote-off approximately $1 and $230, respectively, of the reserved accounts. The Company evaluated its accounts receivable balance at September 30, 2010 and determined that its allowance for bad debts of $25 was adequate. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At September 30, 2010, two customers accounted for 51% and 15% of our accounts receivable, respectively. At December 31, 2009, two customers accounted for 27% and 24% of our accounts receivable, respectively. We do not have any off-balance sheet risks as of September 30, 2010 or December 31, 2009. One customer accounted for 10% of our revenue for the three month period ended September 30, 2010. For the three months ended September 30, 2010 and for the three and nine month periods ended September 30, 2009, no single customer accounted for 10% or more of our revenue.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(e) Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and adjustments to stockholders’ equity for unrealized gains from investments in marketable securities classified as available-for-sale. For purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for unrealized gains or losses on investments in marketable securities as we have recorded a full valuation allowance against our deferred tax assets and are not currently recording a tax liability.

The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$(1,174)	$519	$(2,257)	$685
Unrealized gain on investments in marketable securities, net	192	—	385	—
Foreign currency adjustment, net of tax of $0	—	(2)	—	(11)

Total comprehensive income (loss)	$(982)	$517	$(1,872)	$674

Accumulated other comprehensive income (loss) consisted of the following:

	September 30, 2010	December 31, 2009
Unrealized gain on investments in marketable securities, net	$385	$—
Foreign currency translation	—	(30)

Other comprehensive income (loss)	$385	$(30)

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Assets and liabilities of the Company measured at fair value on a recurring basis are summarized as follows as of September 30, 2010:

		Fair Value Measurements at Reporting Date Using
Description	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Money market funds	$642	$642	$—	$—
Certificates of deposit	250	250	—	—
Government bonds	1,230	1,230	—	—
Corporate bonds	6,588	6,588	—	—

Total assets	$8,710	$8,710	$—	$—

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(h) Foreign Currency Translation and Transactions

Transaction gains (losses) for the three months ended September 30, 2010 and 2009 were $(25) and $18, respectively, and for the nine months ended September 30, 2010 and 2009 were $(29) and $45, respectively. Transaction gains were recorded as interest and other income, net in the condensed consolidated statements of operations.

(2) Cash, Cash Equivalents and Investments in Marketable Securities

Our investments in marketable securities, corporate and government bonds, are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. Purchased interest is included in interest receivable and reported as other current assets in our condensed consolidated balance sheet. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest and other income, net. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income, net. As of September 30, 2010 and December 31, 2009, aggregate cash and cash equivalents and investments in marketable securities consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
September 30, 2010:

Cash and cash equivalents	$4,677	$—	$—	$4,677
Government bonds	1,180	50	—	1,230
Corporate bonds	6,253	339	(4)	6,588
Short-term investments – certificate of deposit	114	—	—	114
Restricted investment – long-term	136	—	—	136

Total	$12,360	$389	$(4)	$12,745

December 31, 2009:

Cash and cash equivalents	$17,915	$—	$—	$17,915
Short-term investments – certificate of deposit	114	—	—	114
Restricted investment – long-term	136	—	—	136

Total	$18,165	$—	$—	$18,165

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(3) Acquisition

On June 3, 2010, the Company completed the acquisition of certain of the assets of Press-sense Ltd. (“Press-sense”) pursuant to terms of a Purchase and Sale Agreement dated May 31, 2010 by and among the Company, Bitstream Israel Ltd., a wholly-owned subsidiary of the Company organized under the Laws of the State of Israel and the court appointed Special Manager of Press-sense Ltd., an Israeli company in temporary liquidation under the supervision of the District Court of Haifa. The purchase price of $6,528, including $28 of VAT, was paid in cash. Assets purchased include all Press-sense software and know-how and related intellectual property rights (both source code and object code), some fixed and tangible assets, and all trademarks, transferable licenses and customer data. No liabilities were acquired in the transaction.

The results of operations of the Press-sense assets have been included in the condensed consolidated financial statements since June 3, 2010. Press-sense was a developer of print industry business flow automation systems. The Press-sense business will complement and expand Bitstream’s Pageflex product line of enterprise brand management and web-to-print solutions to create one of the most robust end-to-end offerings of business management tools available in the marketing and print industries. By fully automating the creation, production, and back-office processes for document orders, Bitstream will provide the tools to enable its customers to maximize production efficiency, monitor and reduce costs, and increase profits.

The acquisition was accounted for using the purchase method of accounting in accordance with appropriate standards. The allocation of the purchase price is preliminary and is subject to adjustment. The Company expects to finalize the purchase accounting in the period ending December 31, 2010. The following table summarizes the preliminary allocation of the purchase price of $6,528:

Total consideration – cash paid	$6,528

Allocation of the purchase consideration
VAT tax receivable	$28
Fixed assets	80
Identifiable intangible assets	3,610
Goodwill	2,810

Total assets acquired	$6,528

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents the pro forma results of the historical condensed consolidated statements of operations of the Company and Press-sense Ltd. for the three and nine month periods ended September 30, 2010 and September 30, 2009, giving effect to the merger as if it occurred on January 1, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Pro forma revenue	$5,982	$7,987	$18,752	$21,395
Pro forma net income (loss)	$(1,174)	$11	$(3,770)	$(2,745)

Pro forma loss per share:
Basic and Diluted	$(0.12)	$—	$(0.38)	$(0.28)
Pro forma shares outstanding:
Basic	9,921	9,799	9,878	9,770
Diluted	9,921	10,248	9,878	9,770

The pro forma net loss and loss per share for each period presented primarily includes adjustments for amortization of intangibles, depreciation, interest income, and income taxes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

(4) Goodwill & Other Intangible Assets

Goodwill

Goodwill resulted from the acquisitions of Type Solutions, Inc. and Alaras Corporation, as well as the purchase of certain assets from Press-sense Ltd. on June 3, 2010. Goodwill was $3,537 and $727 at September 30, 2010 and December 31, 2009, respectively. The change in the carrying amount of goodwill for the nine months ended September 30, 2010 is as follows:

Balance January 1, 2010	$727
Goodwill related to the purchase of assets from Press-sense Ltd.	2,810

Balance September 30, 2010	$3,537

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Intangible Assets

The carrying amounts of other intangible assets were $3,561 and $78 as of September 30, 2010 and December 31, 2009, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes other intangible assets over their estimated useful lives on a straight-line basis. Marketing-related intangibles have useful lives of five to eight years. Technology-based intangible assets have useful lives of five to twelve years. The weighted average useful life of other intangible assets is 9 years. The components of the Company’s amortized intangible assets follow:

	September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$2,292	$(146)	$2,146
Technology-based	2,048	(633)	1,415

Total	$4,340	$(779)	$3,561

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$85	$(81)	$4
Technology-based	623	(549)	74

Total	$708	$(630)	$78

Amortization expense for marketing-related intangible assets included in marketing and selling expense for the three months ended September 30, 2010 and 2009 was $48 and $0, respectively. Amortization expense for technology-related intangible assets included as cost of revenue for the three months ended September 30, 2010 and 2009 was $47 and $0, respectively. Amortization expense for intangible assets included as general and administrative expense for the three months ended September 30, 2010 and 2009 was $7. Amortization expense for marketing-related intangible assets included in marketing and selling expense for the nine months ended September 30, 2010 and 2009 was $64 and $0, respectively. Amortization expense for technology related intangible assets included as cost of revenue for the nine months ended September 30, 2010 and 2009 was $63 and $0, respectively. Amortization expense for intangible assets included in general and administrative expense for the nine months ended September 30, 2010 and 2009 was $22 and $21, respectively. Estimated amortization for succeeding years is as follows:

Estimated Amortization Expense:
2010, remaining	$198
2011	509
2012	502
2013	494
2014	489
Thereafter	1,369

Total	$3,561

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5) Income Per Share

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Basic weighted average shares outstanding	9,921	9,799	9,878	9,770
Dilutive effect of options	—	435	—	401
Dilutive effect of unvested restricted shares	—	14	—	8

Shares used to compute diluted net income per share	9,921	10,248	9,878	10,179

In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. As a result there is no difference between the Company’s basic and diluted loss per share for the three and nine month periods ended September 30, 2010. If the Company had reported a profit for the three and nine month periods ended September 30, 2010, the potential common shares would have increased the weighted average shares outstanding by 549 and 631 shares, respectively. In addition, there were unvested restricted shares and options outstanding to purchase 636 and 490 shares, respectively, for the three and nine month periods ended September 30, 2010 and 439 and 698 shares for the three and nine month periods ended September 30, 2009, respectively, that were not included in the potential common share computations because their exercise prices were greater than the market price of the Company’s common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(6) Equity-Based Compensation Expense

The Company accounts for stock-based compensation in accordance with authoritative guidance and has elected the modified prospective method, under which, stock based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the weighted average assumptions we utilized for grants of share-based awards during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Risk-free interest rates	1.0% – 2.0%	2.8%	1.0% – 2.0%	2.8%
Expected dividend yield	None	None	None	None
Expected term	6.2 Years	6.07 Years	6.2 Years	6.07 Years
Expected volatility	65.9%	73.7%	65.9%	73.7%

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

The Company’s results for the three months ended September 30, 2010 and 2009 include $293 and $216, respectively, and for the nine months ended September 30, 2010 and 2009 include $778 and $616, of share-based compensation within the applicable expense classification where it reports the share-based award holders’ compensation expense.

The following table presents share-based compensation expense included in the Company’s condensed consolidated statement of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of revenue-software licenses	$1	$1	$3	$3
Cost of revenue-services	10	19	47	56
Marketing and selling	5	10	30	36
Research and development	91	87	281	248
General and administrative	186	99	417	273

	$293	$216	$778	$616

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(7) Commitments and Contingencies,

Lease commitments

The Company conducts its operations in leased facilities. In June 2009, the Company entered into a ten-year lease agreement for 27,000 square feet of office space with the right of first refusal on an additional 4,000 square feet in a building located in Marlborough, Massachusetts. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments began after three (3) rent-free months and increase by approximately 2% per annum. The remaining commitment under the lease at September 30, 2010 is approximately $4,979. The Company records rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. The Company’s current lease agreement also requires it to maintain a Letter of Credit in the amount of $136 through October 31, 2019, which the Company collateralized with a certificate of deposit classified as a long-term restricted asset on the condensed consolidated balance sheet.

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a 33-month lease agreement in Nodia, India. This lease agreement commenced May 1, 2008 and obligates the Company to make monthly payments including service taxes. The remaining commitment at September 30, 2010 is approximately $28.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense is recorded under our cost of software license revenue on the condensed consolidated statement of operations.

Indemnification Agreements

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

Legal Actions

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, and claims involving commercial, employment and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of September 30, 2010, there are no material pending legal proceedings to which we are a party, and no liability was recorded. Litigation is inherently unpredictable and it is possible that the Company’s financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(8) Income Taxes

The Company accounts for income taxes under the liability method in accordance with authoritative guidance, under which a deferred tax asset or liability is determined based on the difference between the financial statement and the tax basis of assets and liabilities, as measured by enacted tax rates in effect when these differences are expected to reverse.

The following is a summary of the components of the provision for and (benefit from) income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current:
Federal	$19	$—	$25	$—
State	(24)	15	(24)	67
Foreign	133	20	157	29

Total	$128	$35	$158	$96

Foreign taxes include foreign withholding taxes from OEM license royalties from customers in countries who are a party to tax conventions with the United States including Korea, Israel and Poland, as well as foreign taxes paid by Bitstream India Pvt. Ltd., our subsidiary, in India and by Bitstream Israel Ltd. our subsidiary in Israel. Federal income tax is related to the deferred tax liability from the amortization of Goodwill for tax purposes. Federal and state tax provisions for the three and nine month periods ended September 30, 2009 included amounts in relation to the Company’s income generated in the U.S., reduced by previously unused net operating loss (NOL) carry forwards and tax credits that were recorded on the balance sheet with a full valuation allowance.

At December 31, 2009, the Company had U.S. federal and state net operating loss (“NOL”) carryforwards of $11,332 and $289, respectively, of which the benefit of approximately $8,272 and $289, respectively, when realized, will be recorded as a credit to additional paid-in capital. The Company’s NOL carryforwards begin to expire in 2020 for federal purposes. At December 31, 2009, the Company also had U.S. federal and state research and development credit (“R&D Credit”) carryforwards of $1,011 and $366, respectively. These R&D credit carryforwards begin to expire in 2010 for federal purposes and 2016 for state purposes. As of December 31, 2009, we had foreign tax credit carryforwards of $490. These foreign tax credit carryforwards begin to expire in 2012.

The Company continued to provide a full valuation allowance for its net deferred tax assets at September 30, 2010, as it believes it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. The Company continues to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in future periods, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the condensed consolidated statement of operations.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2006, the FASB issued authoritative guidance clarifying the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. The Company adopted this guidance on January 1, 2007, the implementation of which did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 31, 2009 and September 30, 2010, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2010, the Company had no accrued interest or penalties related to uncertain tax positions. The Company’s 2005 through 2009 tax years remain open to examination by the major taxing jurisdictions to which it is subject. The Company has determined that it is more likely than not that the deferred tax assets will not be realized, therefore, a valuation allowance has reduced the deferred tax assets to zero.

(9) Geographical Reporting

The Company reports revenue and income under one reportable segment. Company management assesses operating results on an aggregate basis to make decisions about the allocation of resources. Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and long-lived assets by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
*Revenue:
United States	$4,616	$4,687	$13,628	$12,987
United Kingdom (UK)	416	345	1,251	899
Korea	625	121	688	179
Other (Countries less than 5% individually, by Region)
Europe, excluding UK	131	212	532	705
Asia, excluding Korea	9	55	92	468
Other, including Canada	185	240	434	672

Total revenue	$5,982	$5,660	$16,625	$15,910

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

Long-lived tangible assets by geographic area are as follows:

	September 30, 2010	December 31, 2009
United States	$534	$626
Israel	62	—
India	26	17

Total	$622	$643

PART I, ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto. All references to “Bitstream,” “we,” “us,” “our,” or “Company” refer to Bitstream Inc. and its subsidiaries. Except as otherwise noted, all reported dollar amounts are in thousands.

OVERVIEW

The Company is a software development company focused on bringing unique software products to a wide variety of markets. Our core software products include award-winning fonts and font rendering technologies; mobile browsing technologies; and variable data publishing; Web-to-print and multi-channel communications technologies.

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

Business flow automation systems. On June 3, 2010, the Company completed the acquisition of certain of the assets of Press-sense Ltd. (“Press-sense”). Press-sense was a developer of print industry business flow automation systems. The Press-sense business will complement and expand Bitstream’s Pageflex product line of enterprise brand management and web-to-print solutions to create one of the most robust end-to-end offerings of business management tools available in the marketing and print industries. By fully automating the creation, production, and back-office processes for document orders, Bitstream will provide the tools to enable its customers to maximize production efficiency, monitor and reduce costs, and increase profits.

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

Revenue Recognition

We derive revenue from the license of our software products, consulting, and support and maintenance services. We recognize revenue when persuasive evidence of an agreement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

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

Revenue from end user product sales is recognized upon delivery of the software and when collection is probable. Revenue related to extended payment programs is recognized when payment becomes due to the Company. End user sales include e-commerce revenue generated from our websites from the licensing of Bitstream fonts, subscription licenses for our browser, licensing of fonts developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three and nine months ended September 30, 2010 was $11 and $34, respectively. Referral income for the three and nine months ended September 30, 2009 was $9 and $31, respectively. There are minimal costs associated with the referral program, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts.com database. We expense those costs as incurred.

Service Revenue

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

Impairment of Long-Lived Assets

In accordance with authoritative guidance, we test recorded goodwill for impairment. Goodwill is tested for impairment based upon an enterprise wide valuation under one reporting unit. We conducted impairment testing as of December 31, 2009 and determined that the fair value of the enterprise was greater than its carrying value. Although none of the goodwill was impaired, there can be no assurance that, upon completion of a future review, a material impairment charge will not be required.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based on our historical experience and any specific customer collection issues that we identify. While such credit losses have historically been within our expectations and appropriate reserves have been established, we increased these reserves throughout 2009, and subsequently wrote-off several accounts during the nine months ended September 30, 2010, as the downturn in the global economy has affected our customers and made collections from certain customers difficult. See Note 1(d)—Off-Balance Sheet Risk and Concentration of Credit Risk. We cannot guarantee that our credit loss rates will not continue to worsen or that we will experience credit loss rates approximating those that we have experienced in the past.

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

FORWARD LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation

Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of our products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in our filings with the SEC, including those risks and uncertainties discussed under the sections entitled “Special Note about Forward-Looking Statements” and “Part I. Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the SEC on March 31, 2010. The forward-looking statements contained herein represent our judgment as of the date of this report, and we caution readers not to place undue reliance on such statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Revenue and Gross Profit:

	Three Months Ended September 30,
		% of		% of	Change
	2010	Revenue	2009	Revenue	Dollars	Percent
Revenue
Software licenses	$4,739	79.2%	$4,512	79.7%	$227	5.0%
Services	1,243	20.8	1,148	20.3	95	8.3%

Total revenue	5,982	100.0	5,660	100.0	322	5.7%

Cost of Revenue

Software licenses	2,346	49.5	1,779	39.4	567	31.9%
Services	518	41.7	500	43.6	18	3.6%

Total cost of revenue	2,864	47.9	2,279	40.3	585	25.7%

Gross Profit	$3,118	52.1%	$3,381	59.7%	$(263)	(7.8)%

Revenue and Gross Profit:

	Nine Months Ended September 30,
		% of		% of	Change
	2010	Revenue	2009	Revenue	Dollars	Percent
Revenue
Software licenses	$13,075	78.6%	$12,361	77.7%	$714	5.8%
Services	3,550	21.4	3,549	22.3	1	0.0%

Total revenue	16,625	100.0	15,910	100.0	715	4.5%

Cost of Revenue

Software licenses	6,644	50.8	4,946	40.0	1,698	34.3%
Services	1,472	41.5	1,622	45.7	(150)	(9.2)%

Total cost of revenue	8,116	48.8	6,568	41.3	1,548	23.6%

Gross Profit	$8,509	51.2%	$9,342	58.7%	$(833)	(8.9)%

License Revenue

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

The increase in revenue for the three months ended September 30, 2010 from software licenses was attributable to an increase in direct sales of $448, or 15.7%, to $3,303, as compared to $2,855 for the three months ended September 30, 2009, due to an increase in sales of fonts from our e-commerce site. This increase was due to an increase in both the volume and variety of fonts sold. This increase was partially offset by decreases in software license revenue from Original Equipment Manufacturers (“OEMs”) and Independent Software Vendors (“ISVs”) of $77, or 5.4%, to $1,340 attributed to a reduction in new and renewed licenses for the three months ended September 30, 2010, as compared to $1,417 for the three months ended September 30, 2009. Software license revenue from resellers decreased $144, or 60.0%, to $96 for the three months ended September 30, 2010, as compared to $240 for the three months ended September 30, 2009. The decrease in reseller revenue and direct sales, excluding e-commerce sales, was due to decreases in the volume and variety of fonts and publishing products licensed during the three months ended September 30, 2010.

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

The increase in revenue from software licenses for the nine months ended September 30, 2010 was attributable to an increase in direct sales of $1,237, or 15%, to $9,468, as compared to $8,231 for the nine months ended September 30, 2009, due to an increase in sales of fonts from our e-commerce site attributed to increased volume and variety of fonts sold. This increase was partially offset by decreases in software license revenue from resellers for the nine months ended September 30, 2010 of $371, or 54.8%, to $306, as compared to $677 for the nine months ended September 30, 2009. In addition reseller revenue and direct sales, excluding e-commerce sales, decreased in the volume and variety of fonts and publishing products licensed during the nine months ended September 30, 2010. Also software license revenue from OEMs and ISVs decreased $152, or 4.4%, to $3,301 for the nine months ended September 30, 2010, as compared to $3,453 for the three months ended September 30, 2009. The decrease in OEM and ISV revenue for the nine month periods was due to a decrease in new licenses, as well as license renewals and royalties received under existing license agreements because of decreases in reported unit shipments by certain OEM customers. We were affected by the global economic downturn, as were our customers, including various OEMs and ISVs who report product royalties on shipments of their products. We are not able to determine at this time how these economic conditions will impact our license revenue during the remainder of 2010.

Service Revenue

Revenue from services increased $95, or 8.3%, to $1,243 for the three months ended September 30, 2010 as compared to $1,148 for the three months ended September 30, 2009 due to increases in both consulting and training services and revenue from customer support contracts. Revenue from services increased slightly to $3,550 for the nine months ended September 30, 2010 as compared to $3,549 for the nine months ended September 30, 2009. Consulting, graphic design and training services vary with specific requirements of customers and may be affected more by economic concerns as customers may delay design changes, custom development and training. We are affected by the global economic downturn and we are not able to determine at this time how these economic concerns will impact our service revenue during the remainder of 2010.

We recognize license revenue from direct sales and licensing agreements of our products and products from third parties including e-commerce sales made via our websites, licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of mobile browsing products, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three and nine months ended September 30, 2010 was $11 and $34, respectively. Referral income for the three and nine months ended September 30, 2009 was $9 and $31, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

Cost of License Revenue

Cost of license revenue includes royalties and fees paid to third parties for the development of, or license of rights to, technology and/or unique typeface designs, and costs associated with the duplication, packaging and shipping of products. These costs include depreciation and amortization on acquired-technology from the acquisition of assets from Press-sense Ltd.

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

The increase in cost of license revenue for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009 was primarily due to increased direct costs, including royalty and credit card processing expenses of $503, or 30%, to $2,192 for the three months ended September 30, 2010, as compared to $1,689 for the three months ended September 30, 2009. This increase resulted from increased sales of third party products including those conducted via e-commerce transactions. In addition, cost of licenses increased $47 from the commencement of the amortization of the iWay technology acquisition in June 2010.

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

The increase in cost of license revenue for the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 was primarily due to increased direct costs, including royalty and credit card processing expenses of $1,515, or 32%, to $6,231 for the nine months ended September 30, 2010 as compared to $4,716 for the nine months ended September 30, 2009, resulting from increased sales of third party products including e-commerce sales. We also incurred increased support infrastructure costs for our e-commerce and browsing product lines during the three and nine month periods ended September 30, 2010. Due to anticipated e-commerce revenue growth, we expect that cost of licenses as a percentage of sales for 2010 will continue at a level above that reflected in our 2009 financial statements, until such time as revenue from sales of our type, publishing and browsing technologies begins to increase relative to the increase in e-commerce revenue. Quarterly results may vary based upon the mix of products sold during any particular quarter.

Cost of Service Revenue

Cost of service revenue includes costs incurred in the fulfillment of custom orders and costs incurred in providing customer support, maintenance, and training.

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

Cost of services revenue increased $18, or 3.6%, for the three month ended September 30, 2010, as compared to the three months ended September 30, 2009 primarily due to the addition of support and consulting services for the iWay product which was acquired as part of the acquisition of the Press-sense Ltd. assets in June 2010 and the discontinuance of certain consulting resources who had been assigned to research and development projects which lowered costs of services during the first two quarters of the year.

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

The decrease of $150 in cost of services revenue for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009 was primarily due to a decrease in consulting services costs of $156, including $40 decrease from the allocation of consulting resources to research and development projects and $116 from the reassignment of several consultants to research and development staff positions. Our cost of services infrastructure has remained relatively constant during 2010 and we expect our variable costs to increase as the demand for these services increases and also with the addition of support and consulting services for the iWay product which was acquired as part of the acquisition of the Press-sense Ltd. assets. We expect our cost of services revenue as a percentage of revenue to increase to approximate the level attained during 2009.

Operating Expenses:

	Three Months Ended September 30,
		% of		% of	Change
	2010	Revenue	2009	Revenue	Dollars	Percent
Marketing and selling	$945	15.8%	$871	15.4%	$74	8.5%
Research and development	2,057	34.4	1,234	21.8	823	66.7
General and administrative	1,207	20.2	740	13.1	467	63.1

Total operating expenses	$4,209	70.4%	$2,845	50.3%	$1,364	47.9%

	Nine Months Ended September 30,
		% of		% of	Change
	2010	Revenue	2009	Revenue	Dollars	Percent
Marketing and selling	$2,647	15.9%	$2,778	17.5%	$(131)	(4.7)%
Research and development	5,076	30.5	3,641	22.9	1,435	39.4
General and administrative	2,994	18.0	2,195	13.8	799	36.4

Total operating expenses	$10,717	64.5%	$8,614	54.1%	$2,103	24.4%

Marketing and Selling (“M&S”) Expense

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

M&S expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. M&S remained relatively constant increasing 8.5% for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

The decrease in M&S expense for the nine month period ended September 30, 2010 as compared to the nine months ended September 30, 2009 was the result of a $294 decrease in employee salaries and benefits due to temporary headcount reductions and decreased commissionable sales, partially offset by an increases of $64 in amortization expense from the amortization of customers acquired with the acquisition of the iWay assets from Press-sense in June 2010 and $73 from increased travel and travel-related expenses by sales and marketing personnel. We expect that our M&S expense will increase in both absolute dollars and as a percentage of revenue during the remainder of 2010, as commissionable sales increase, as we invest in new sales and marketing resources primarily for our browsing product line and with the addition of sales and marketing personnel related to the iWay product.

Research and Development (“R&D”) Expense

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

R&D expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expense for the three months ended September 30, 2010 of $823, as compared to the three months ended September 30, 2009 was primarily the result of an increase in personnel related costs of $194 including salaries, benefits and facility related costs due to increases in R&D personnel for both the publishing and browsing product lines and $571 related to the addition of R&D personnel for the iWay product.

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

The increase in R&D expense for the nine months ended September 30, 2010 of $1,435, as compared to the nine months ended September 30, 2009 was primarily the result of an increase in salaries and benefits of $308 due to increases in R&D personnel for both the publishing and browsing product lines, $753 related to the addition of R&D personnel for the iWay product, an increase of $141 from additional services from subcontractors, an increase in the utilization of customer support and consulting personnel on internal R&D projects of $40 and an increase in facility costs of $171. We expect our development efforts and R&D expense to increase as compared to 2009 both in absolute dollars and as a percentage of sales during 2010.

General and Administrative (“G&A”) Expense

Three months ended September 30, 2010 as compared to three months ended September 30, 2009

G&A expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The increase in G&A expense for the three month period ended September 30, 2010, as compared to the same period ended September 30, 2009 was primarily the result of acquisition cost associated with the purchase of assets from Press-sense Ltd. which were $109 during the three months ended September 30, 2010. G&A expenses for the three months ended September 30, 2010 also included increases of $191 in director fees due to the addition of three new board members during 2010 and including $63 from the acceleration of stock award vesting for Mr. Ying upon his retirement from the board, as well as a $203 increase in professional services including services from accounting, auditing, tax, legal and investor relations firm professionals.

Nine months ended September 30, 2010 as compared to nine months ended September 30, 2009

The increase in G&A expense for the nine month period ended September 30, 2010, as compared to the same period ended September 30, 2009 was primarily the result of acquisition cost associated with the purchase of assets from Press-sense Ltd. which were $431 for the nine months ended September 30, 2010. G&A expenses for the nine months ended September 30, 2010 also included increases of $247 in director fees, including $63 from the acceleration of stock award vesting for Mr. Ying, as well as a $300 increase in professional services including services from accounting, auditing, tax, legal and investor relations firm professionals and $127 from an increase in the use of temporary financial personnel through an employment agency. We expect our G&A expense will decrease in absolute dollars during the fourth quarter.

Other Income, Net:

	Three Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Change
					Dollars	Percent
Interest and other income, net	$45	0.8%	$18	0.3%	$27	150.0%

	Nine Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Change
					Dollars	Percent
Interest and other income, net	$109	0.7%	$53	0.3%	$56	105.7%

Other income is primarily interest income earned on cash, marketable securities, and money market instruments and foreign currency transaction gains and losses. Net interest income for the three months ended September 30, 2010 and 2009 were $61 and $5, respectively. Net interest income for the nine months ended September 30, 2010 and 2009 were $131 and $13, respectively. Foreign currency transaction gains (losses) for the three months ended September 30, 2010 and 2009 were $(25) and $18, respectively. Transaction gains (losses) for the nine months ended September 30, 2010 and 2009 were $(29) and $45, respectively. Net interest income has increased, as compared to the same periods in the prior year as we have invested a portion of our cash in corporate bonds and government and agency bonds.

Provision for Income Taxes:

	Three Months Ended September 30,
	2010	% of Revenue	2009	% of Revenue	Change
					Dollars	Percent
Provision for income taxes	$128	2.1%	$35	0.6%	$93	265.7%

	Nine Months Ended September 30,
		% of Revenue	2009	% of Revenue	Change
	2010				Dollars	Percent
Provision for income taxes	$158	1.0%	$96	0.6%	$62	64.6%

Foreign taxes include foreign withholding taxes which vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States including Korea, Israel and Poland, as well as, foreign taxes paid by Bitstream India Pvt. Ltd., our subsidiary in India and by Bitstream Israel Ltd. our subsidiary is Israel. Federal income tax is related to the deferred tax liability from the amortization of Goodwill for tax purposes. Federal and state tax provisions for the three and nine month periods ended September 30, 2009 included amounts in relation to the Company’s income generated in the U.S., reduced by previously unused net operating loss (“NOL”) carry forwards and tax credits that were recorded on the balance sheet with a full valuation allowance. The following is a summary of the components of the provision for and (benefit from) income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Current:
Federal	$19	$—	$25	$—
State	(24)	15	(24)	67
Foreign	133	20	157	29

Total	$128	$35	$158	$96

The Company’s income tax provisions for the three and nine months ended September 30, 2010 is composed of $6 in federal income tax related to the deferred tax liability from the amortization of Goodwill for tax purposes, and $16 and $24, respectively, of taxes related to foreign jurisdictions. The Company’s income tax provisions for the three and nine months ended September 30, 2009 is composed of $52 in state income taxes, and $3 and $9, respectively, of taxes related to foreign jurisdictions. Federal and state tax provisions for 2009 included amounts in relation to the Company’s income generated in the U.S., reduced by previously unused NOL carryforwards and tax credits that were recorded on the balance sheet with a full valuation allowance.

At December 31, 2009, the Company had U.S. federal and state NOL carryforwards of $11,332 and $289, respectively, of which the benefit of approximately $8,272 and $289, respectively, when realized, will be recorded as a credit to additional paid in capital. See Note 8 – Income Taxes, to our financial statements for a discussion of our income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of September 30, 2010, we had net working capital of $1,703 as compared to $16,598 at December 31, 2009. Including long-term available-for-sale marketable securities, classified as long-term due to stated maturity dates that are longer than one year, we had adjusted net working capital of $9,795 at September 30, 2010.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $12,609 at September 30, 2010. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including government, government agency, and corporate bonds. Based on our current expectations, we anticipate that some portion of our existing cash, cash equivalents and investments may be consumed by operations.

Our operating activities generated (used) cash during the nine months ended September 30, 2010 and 2009 of $(311) and $1,532, respectively. The major components of cash used in operating activities for the nine months ended September 30, 2010 was cash used to purchase a premium on long-term marketable securities of $948 and our loss of $2,257 less non cash expenditures of $1,230, partially offset by cash generated by the collection of accounts receivable of $501, an increases in deferred revenue of $169, and an increase in accruals of $729. Cash from operating activities for the nine months ended September 30, 2009 was generated primarily by our net income of $685 plus non cash expenditures of $850 during the period.

Cash used in investing activities during the nine months ended September 30, 2010 was $13,263 and consisted primarily of investments in marketable securities of $8,050, the acquisition of Press-sense Ltd. of $6,528, and purchases of property and equipment and intangible assets of $113 and $22, respectively. The Press-sense assets included $80 in property and equipment, $3,610 in intangible assets, and $2,810 in goodwill. These uses of cash were partially offset by proceeds from the sale of marketable securities of $1,450. Cash used in investing activities during the nine months ended September 30, 2009 was $425 and consisted primarily of purchases of property and equipment of $417 and additions to intangible assets of $8.

Our financing activities for the nine months ended September 30, 2010 and 2009 provided cash of $336 and $413, respectively, from the exercise of stock options.

As of September 30, 2010, we had no material commitments for capital expenditures.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements as such term is defined in Item 303(a)(4) of Regulation S-K.

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

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments.

As of September 30, 2010, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required. Our investments include bank deposits, short-term money market accounts and investments in marketable securities including corporate bonds and government and government agency bonds that are carried on our books at fair value.

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. To meet these objectives, we invest funds not immediately required for operations only in high quality debt securities. We also limit the percentage of total investments that may be invested in any one issuer. Investments in corporate bonds as a group are also limited to a maximum percentage of our investment portfolio. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including money market funds, corporate bonds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at September 30, 2010, the fair value of the portfolio would decline by approximately $782. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

Exchange Rate Sensitivity

In countries outside the U.S., we transact business in U.S. dollars and in various other currencies. Therefore, we are subject to exposure from movements in foreign currency rates. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest and we do not use foreign exchange option contracts or forward contracts to hedge certain operational (“cash flow”) exposures resulting from changes in foreign currency exchange rates. The impact of currency exchange rate movements on inter-company transactions was immaterial for the three and nine months ended September 30, 2010.

ITEM 4T.	CONTROLS AND PROCEDURES

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

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, and claims involving commercial, employment and other matters. We make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of September 30, 2010, there are no material pending legal proceedings to which we are a party, and no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

ITEM 1A.	RISK FACTORS

There have not been any material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009; provided however, that the Company notes the following additional risk factor related to the Company’s acquisition of the iWay product and related technology from Press-sense Ltd. acquired on June 3, 2010.

A significant portion of our iWay sales is dependent on sales to 3 OEM customers, and any loss, cancellation or delay in sales to these customers could harm our operating results. A limited number of customers have, historically, accounted for a significant portion of the iWay sales as transacted by the predecessor owner of this business and this continues under the Company’s ownership following its acquisition of the Press-sense assets on June 3, 2010. Although we are working to expand our Press-sense customer base, we may continue to be subject to a customer concentration risk. Accordingly, the majority of our Press-sense revenues may continue to depend on sales of our Press-sense products to a limited number of customers for the foreseeable future. We cannot assure you that there will not be a loss or reduction in business from our existing Press-sense customers or from any other significant customer.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) None.

(b) Not applicable.

(c) None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	(Removed and Reserved)

ITEM 5.	OTHER INFORMATION

(a) None.

(b) None.

ITEM 6.	EXHIBITS

(a) Exhibits

23.1	Consent of Kost Forer Gabbay & Kasierer, A Member of Ernst & Young Global (filed as Exhibit 23.1 to Bitstream Inc.’s Amendment No. 2 to Current Report on Form 8-K/A as filed with the SEC on November 15, 2010 and incorporated herein by reference).

*31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

Press Release of Bitstream, Inc. dated August 13, 2010 (filed as Exhibit 99.1 to Bitstream, Inc.’s Current Report on

Form 8-K as filed with the SEC on August 17, 2010 and incorporated herein by reference).

99.2	Audited carve-out financial statements of Press-sense Ltd. (filed as Exhibit 99.1 to Bitstream, Inc. Amendment No. 1 to Current Report on Form 8-K/A as filed with the SEC on August 18, 2010 and incorporated herein by reference).

99.3	Unaudited pro forma combined financial statements (filed as Exhibit 99.2 to Bitstream, Inc. Amendment No. 1 to Current Report on Form 8-K/A as filed with the SEC on August 18, 2010 and incorporated herein by reference).

99.4	Letter to Columbia Pacific dated August 27, 2010 (filed as Exhibit 99.1 to Bistream, Inc. Current Report on Form 8-K as filed with the SEC on August 27, 2010 and incorporated herein by reference).

99.5	Letter to Millenium dated August 27, 2010 (filed as Exhibit 99.2 to Bistream, Inc. Current Report on Form 8-K as filed with the SEC on August 27, 2010 and incorporated herein by reference).

*	Filed herewith.

PART II—SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.
(Registrant)

SIGNATURE	TITLE	DATE

/S/ ANNA M. CHAGNON	President and Chief Executive Officer (Principal Executive Officer)	November 15, 2010
Anna M. Chagnon

/S/ JAMES P. DORE	Vice President and Chief Financial Officer (Principal Financial Officer)	November 15, 2010
James P. Dore