Form 10-K
period 2010-12-31
Bitstream Inc.
filed 2011-03-31
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

☐	Transitional Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

COMMISSION FILE NUMBER: 0-21541

BITSTREAM INC.

(Exact name of Registrant as specified in its charter)

Delaware	04-2744890
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.        Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        YES ☐    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference into Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐    Accelerated filer    ☐    Non-accelerated filer    ☐    Smaller reporting company    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).        Yes ☐    No ☒

The aggregate market value of voting stock and non-voting stock held by non-affiliates of the Registrant as of June 30, 2010 was approximately $34 million based on the closing price for the Company’s Class A Common Stock on such date. For purposes of this computation, all officers, directors, and 10% beneficial owners of the registrant are assumed to be affiliates. Such assumption should not be deemed to be an admission that such officers, directors, or 10% beneficial owners are, in fact, affiliates of the registrant. On March 17, 2011, there were 10,359,356 shares of Class A Common Stock, par value $0.01 per share issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders expected to be held on May 12, 2011, to be filed with the Securities and Exchange Commission, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the proxy statement is not deemed to be filed as part hereof.

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

PART I

ITEM 1. Business

GENERAL

Bitstream Inc. was incorporated in the State of Delaware in 1981. Bitstream Inc. (together with its subsidiaries, “Bitstream” or the “Company”) is a software development company focused on bringing innovative and proprietary software products to a wide variety of markets.

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

Overview

Bitstream is a software development company with three product lines: (1) mobile browsing technologies, (2) fonts and font rendering technologies, and (3) automated marketing communication and print production technologies, as further described below:

Mobile Browsing Technologies. BOLT® provides a consistent, full desktop-style browsing experience on almost any handset. BOLT was released into private beta in January 2009, and through March 2011, BOLT has been installed over 20 million times by mobile phone users looking for a better mobile browsing experience. The BOLT mobile browser offers faithful rendering of Web pages and it is the only browser for mobile phones of all types to support streaming video from popular media sharing sites such as YouTube and MySpace. Compatible with most handsets that support the J2ME or BREW/BMP operating systems, BOLT’s advanced features include video support, W3C based widget support, direct Facebook and Twitter integration, six levels of magnification, international localization, copy/paste, FOTA updates, and additional usability features such as auto-complete url, save page, secure browsing, patented split-screen minimap, password manager, rss subscriptions, automatic socket support, history and keypad shortcuts. BOLT is a WebKit-based cloud computing mobile browser. This cloud computing architecture is the key to BOLT’s capabilities. Web pages are first loaded by the BOLT servers, then transcoded and sent to the BOLT mobile browser client on handsets. This client/server approach maintains the integrity of Web page layouts, reduces packet consumption on data networks, dramatically improves page load speeds, and enables advanced features such as video streaming.

Fonts and Font Rendering Technologies. Bitstream is a leading developer of font technology solutions that enable developers to display high-quality text in almost any language for almost any device or application. We work with partners from around the world to provide complete text composition and font rendering solutions for consumer electronics devices, mobile handsets, set-top boxes, digital TVs, printers, graphics and software applications, and embedded systems. Our solutions include Bitstream Panorama™ for text composition and Font Fusion® for font rendering. Bitstream font technology supports all international languages. With our technology, developers can render any scalable industry-standard and compact font format. Developers rely on Bitstream for complete font solutions, including a certified Simplified Mainland Chinese font, MobileFonts™, the Tiresias Screenfont, the Closed Captioned TV (CCTV) Font Set, the TV Font Pack, delta-hinted screen fonts, and compact stroke-based Asian fonts. Bitstream also delivers high-quality font solutions for developers, ad agencies, graphic designers, desktop publishers, corporations, small businesses, and home office users. Our library includes over 1,000 high-quality fonts in OpenType, TrueType, and PostScript Type 1 formats for Windows, Macintosh, Unix, and Linux. We also sell our fonts and over 80,000 fonts from other foundries and designers on MyFontsSM, a showcase of the world’s fonts available from one easy-to-use website. MyFonts provides the largest collection of fonts ever assembled for on-line delivery, and offers easy ways to find and purchase fonts on-line. MyFonts also offers unique typographic resources for research and reference, including WhatTheFont SM, a unique font identifier that accepts image files of fonts uploaded by users, analyzes the images, and then displays the fonts on the MyFonts site that most closely match the font shapes captured in the image. WhatTheFont is also available as an iPhone application.

Automated Marketing Communication and Print Production Technologies. The Pageflex® product line from Bitstream enables companies across the globe to communicate their marketing messages more easily and effectively. It is the advanced technology for brand management, web-to-print applications, and sophisticated personalized communications based on customer information. We pioneered flexible variable data software in 1997 and have been a technology innovator in the document customization arena ever since. The platform produces rich, creative, award-winning document designs that look like they were given the individual attention of a graphic designer but were, in reality, created on-the-fly with Pageflex variable publishing technology. Print service providers, marketing service providers, corporate marketers, and publishers use Pageflex products to ensure design integrity and brand control while empowering local users to customize and personalize print collateral, email campaigns, and 1-to-1 marketing Web sites. Pageflex Persona™ is desktop software that produces personalized print and email documents using data from a database. Pageflex Studio ID is a plug-in to Adobe InDesign for producing personalized print pieces. Pageflex Storefront is a turnkey solution for producing web portals for document customization and online purchasing of print documents. Pageflex Server provides an enterprise solution for high-volume document customization driven by a database or requests from a web site. Pageflex iWay provides business flow automation for printing companies. Pageflex Campaign Manager lets companies develop personal conversations with their customers in print, email, and online. Pageflex products enable companies worldwide to manage, streamline, and automate their document production processes, communicate more personally with their customers, and control their brand and market messaging while enabling their remote employees, franchises, and consumers to use a self-serve model to order customized communications. Pageflex products are purchased by both corporations and the printing companies that support them, who also use the software to control and track production processes in order to improve their business ROI.

PRODUCTS AND MARKETS OVERVIEW

MOBILE BROWSING TECHNOLOGY

Mobile browsers are becoming a core offering to mobile device manufacturers, operators and software developers throughout the world to meet this growing market, Bitstream created the next generation of its mobile browsing technology under the name “BOLT” and released the first version as part of private beta in January 2009. Following a very successful private beta, BOLT was launched into public beta in February 2009 to gain additional feedback from potential users and to ensure scalability for mass deployment. BOLT was launched out of beta in October 2009 with the release of BOLT 1.5. As part of the Company’s strategy to build market awareness through rapid market penetration, Bitstream gave BOLT away for free to consumers through an extensive viral marketing campaign. As a result of the Company’s efforts, BOLT was installed over 20 million times from January 2009 to March 2011.

BOLT provides a fast, easy-to-use full desktop PC-style browsing experience on phones of all types, from basic feature phones to high-end Smartphones. BOLT offers faithful rendering of complex web pages, web applications, forms and games, and is one of the fastest browsers on the market today. Other key features include significant over-the-air data compression resulting in fast page load times and decreased data cost, automatic socket support, six levels of magnification, download and upload functionality, copy/paste, international localization, tabbed browsing, W3C based widget support, direct Facebook and Twitter integration, six levels of magnification, international localization, copy/paste, FOTA updates, and additional usability features such as auto-complete url, save page, secure browsing, patented split-screen minimap, password manager, rss subscriptions, automatic socket support, history and keypad shortcuts. BOLT also offers several unique features, such as streaming flash and HTML5 video from popular sites like YouTube, MySpace, Google, Yahoo, CNN and ESPN, and support for tweeting directly from BOLT or posting to Facebook without navigating away from the currently loaded page.

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

The BOLT product line includes the following:

•	BOLT™ Browser, a WebKit-based browser for mobile phones of all types. Features include all of those described above.

•	BOLT™ Lite, a reduced footprint version of BOLT Browser designed for lower end feature phones with certain features removed.

•	BOLT™ Library SDK, a software developers kit that enables third party applications or software developers to display Web pages within their applications.

Following the success in 2009, 2010 was a pivotal year for BOLT. BOLT continued to expand on technology, products and markets throughout the year. The consumer release was upgraded three times last year with major enhancements in the areas of tabbed browsing, Twitter integration, introduction of Spanish and Russian language support, increased coverage of Flash video sites, W3C compliant Web Apps and HTML5 audio and video streaming continuing BOLT’s legacy of innovation and best-in-class standards support. The introduction of Indic language support independent of device capabilities opens new markets in both the consumer and B2B space. Placement of BOLT in the Getjar App store further expanded BOLT’s footprint. The combination of all these activities led to a 100% increase in end user installations during the course of 2010 with a total of 2.3 billion web pages served and 130 million minutes of video played since its inception. All regions have shown strong growth with India, Nigeria, USA and Indonesia consistently ranking as the top 4 geographic regions.

Public usage is being monetized on a global basis through advertisement arrangements with multiple third parties. Advertisement exposure continues to be gradually increased to establish an optimal balance between revenue and usability. In addition, other revenue streams originating from search are currently being evaluated. While total search count is much smaller than ad exposed page views, the amount received per search would be at a much higher rate than advertising views.

BOLT commercialization efforts are also gaining traction with operators and OEMs. Bakrie Telecom is preparing to deploy BOLT on multiple devices in the Indonesian market, providing valuable consumer market knowledge as well as entry into one of the fastest growing markets globally. KC Mobile has selected BOLT as the default web browser for their mobile phones worldwide.

In addition to the other achievements of BOLT for 2010, BOLT was named the winner of the Mobile Applications—Entertainment/Social Networking Category at the prestigious CTIA Emerging Technology (E-Tech) Awards. The awards program recognized products in 15 categories in the areas of consumer electronics, luxury mobile, applications, enterprise, green solutions and network technology. BOLT was also named the winner of the Award of Excellence in 2010 Mobile Merit Awards.

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

•

Printer Fonts, a set of fonts for printer emulation products featuring optimized output combined with a small footprint; supports Arabic, Hebrew, Baltic and Central European character sets in addition to standard Western European character sets.

In addition to the Bitstream fonts and font rendering technologies outlined above, we also sell fonts and font-related products developed and designed by third party foundries and designers. We established our MyFonts website as a universal source for fonts from a wide variety of international font vendors and designers. While prior approaches to selling fonts were generally satisfactory for professionals, they represented a barrier for the non-professional, casual user who is simply looking for a particular font. For example, if someone sees a font in a magazine, traditional sales channels offer no quick and easy way of finding out the name of that font. Even when the name of the font can be determined, it is not obvious where to buy it from among the hundreds, if not thousands, of font foundries offering their fonts through numerous channels. As a result of such obstacles, font sales to non-professionals have historically been almost non-existent. Bitstream continues to believe that this audience represents a large untapped market for fonts, and established MyFonts to make fonts accessible to everyone, which benefits both users and the font foundries.

For the general computer user, fonts have historically been difficult to find, purchase, and install, and often represented an unknown aspect of his or her desktop environment. Our goal is to provide access to fonts for all users, not just graphic arts professionals. MyFonts, created with the participation of some of the industry’s most influential font foundries, provides one of the largest collections of fonts ever assembled. It features new ways to find and purchase fonts on-line, and offers unique typographic resources and a forum for interacting with font experts. As of March 1, 2011, over 750 foundries, large and small, domestic and international, participated as partners with MyFonts to offer their fonts for sale. This represents an aggregate collection of over 80,000 fonts. Some of the key features of MyFonts are: (1) an advanced search feature, which enables customers to browse and locate fonts using keywords both a novice and expert can understand; (2) WhatTheFontSM, a free service which allows customers to scan images of typefaces and upload them to MyFonts for identification; (3) the ability to find fonts similar to a particular typeface design using the “Show me more fonts like this…” feature; (4) test driving a font in text the user enters; (5) exploring the world of fonts with links to typographic resources available on the web; (6) the ability to collect fonts into one or more Font Albums for side-by-side comparison and collaborative decision making; (7) the ability for users to click a button on the MyFonts website to download an automatic font installer; and (8) the ability to download Webfont kits to allow fonts to be used to create websites.

On May 9, 2005, the Company announced that the U.S. Patent and Trademark Office awarded a patent for MyFonts’ system for selecting and distributing fonts in conjunction with its e-commerce system. MyFonts was awarded the patent, number U.S. 6,853,980 B1, for specific technology underlying MyFonts that (1) enables users to find a font having a particular look or particular features, (2) enables users to upload an image of a font or font shapes, (3) displays fonts on the MyFonts website that most closely match (“pattern match”) the font or image the user is searching for, and (4) allows users to purchase and download the matching font.

MyFonts technology relies on computerized systems to organize fonts in such a way that visitors to MyFonts will be able to find a font similar to the one for which they are searching, as accessed through the “More Fonts Like This” feature and through keyword searches. MyFonts technology also relies on computerized pattern matching for fonts, as accessed through the “WhatTheFont” feature. WhatTheFont is a font identifier for users who have found a font they like in a book, magazine, newspaper, or other source, but don’t know its name. WhatTheFont accepts image files of fonts uploaded by users, analyzes the images, and then displays the fonts on the MyFonts site that most closely match the font shapes captured in the image. WhatTheFont is also available as an iPhone application.

AUTOMATED MARKETING COMMUNICATION AND PRINT PRODUCTION TECHNOLOGIES

In the past several years, corporate marketing departments have learned to take advantage of the web as a new marketing medium. These departments are becoming familiar with the qualities and opportunities of the new medium, such as the abilities to update information quickly and easily, to generate content pages dynamically directly from corporate databases, and to personalize the customer experience. At the same time, companies are realizing the increased customer loyalty and profits that result from treating customers as individuals. They recognize the importance of identifying their most valuable customers and lavishing attention on them in a way tailored specifically to their needs. While we saw these trends begin in the United States, we now see the adoption of these techniques in developed and emerging countries worldwide, especially by multi-national corporations. To implement one-to-one communications, marketing communications must be moved from a one-size-fits-all approach to a custom manufacturing model, in which thousands of variations can be produced at low cost. With the advent of high-speed color printers and digital presses, it is no longer cost-prohibitive to print smaller quantities, whether for localized marketing materials (short-run) or for one-to-one personalized materials (a run of one).

Our automated marketing communication and print production products, which are marketed and sold under the Pageflex brand, use intelligent, flexible templates to automatically assemble customized content—logos, imagery, illustrations, and text—in print, bitmap, or HTML formats for production through a wide range of digital print output devices, the web, and e-mail. Pageflex templates are based on the principle of separating document content—raw information—from document design—how the page is laid out, what fonts and colors are used, and how images are sized and positioned. The copyfitting and placement rules, together with permissions that govern user ability to change elements, are built into each design template by the designer. Content providers can modify and add their content with little or no design skill. Document designs originally developed in Quark Xpress can be imported into Pageflex through the use of a Pageflex Xtension that enables documents to be exported to the Pageflex XML data format. Similar capabilities exist for document designs originating in Adobe InDesign or companies can choose to use Pageflex’s line of plug-in products that produce customized documents directly from Adobe InDesign.

In 2010, Bitstream acquired the assets and intellectual property of Press-Sense Ltd., a private, venture-capital funded company in Israel, and integrated the company’s products, customers, and OEM relationships into the Pageflex product line. These products deepen the Pageflex portfolio in the web-to-print space with a particular emphasis on managing the production process and business flow automation in printing companies.

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

•

Pageflex Studio ID is a variable data plug-in for Adobe InDesign CS4 and CS5 enabling the personalization and customization of print documents. Users utilize an additional Pageflex Studio ID palette within InDesign to create variables, business rules, action scripts, and print settings for each data run. The plug-in is also used to prepare customizable templates for use in Pageflex Server and Pageflex Storefront, Bitstream’s award-winning web-to-print offering. It is available on both the Macintosh and Windows platforms.

Server Applications:

•

Pageflex Server is an enterprise-level variable data solution that can be plugged into any workflow. It can be used for offline variable data processing in which orders are taken in through traditional means (email, FTP, etc.) and is also ideal for jobs that run on a regular basis (with updated mail list data). Some Pageflex Server customers use it as the backend variable data print (VDP) engine behind a web-to-print site that they have developed themselves; others use it independent of a web-to-print offering. Companies use Pageflex Server to automate the production of business cards and correspondence, marketing brochures and booklets, advertising and signage, photo books and yearbooks, and much more.

Pageflex Server works with both the patented Pageflex NuDoc composition engine, which features flexible documents that adjust dynamically based on the size or shape of the variable content added, or the industry-standard Adobe InDesign Server for the ultimate in graphic design features. Pageflex Server can scale to handle high volumes of jobs, and its robust 24x7 architecture includes server cluster scalability, queue-based load balancing, fail-over protection, centralized licensing and administration, and an extensible platform and APIs for end-to-end workflow integration with existing production and business systems.

•

Pageflex Storefront, Pageflex’s most popular direct-sale product, provides companies with an easy-to-use online platform for creating, customizing, and distributing all types of documents. While print service providers call it a web-to-print solution and corporate marketers call it a collateral management system, they all agree that Pageflex Storefront saves them time and money, and gives them brand control, business growth opportunities, and the ability to streamline their internal processes.

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

Similar to Pageflex Server, the document templates offered on the site can be designed using the patented Pageflex NuDoc composition engine or the industry-standard Adobe InDesign Server.

•

Pageflex SaaS (Software as a Service) is a new offering from Bitstream, which is expected to generate revenue beginning in 2011. It is a fast, easy and cost-effective way for businesses to start reaping the benefits of Pageflex Storefront without making a large financial investment in software, hardware, and IT resources. We host and manage the servers and all of the IT infrastructure work to keep the site up and running. The Basic Option includes the critical features companies need to quickly and easily get started with Web-to-Print:

•	One live store and the administration site to manage it

•	One demo/staging site that can be used to demonstrate the web-to-print capabilities

•	Domain and SSL certificate purchase and setup

•	One copy of Pageflex Studio

•	Access to our “Getting Started” video training series and full documentation

•	Full access to Pageflex’s experienced support team

We also offer a Quick Start Option that includes everything in the Basic Option and, for an additional fee, the creation and configuration of ten key products to help the company start selling right out of the gate.

•

Pageflex iWay is a complete end-to-end web-to-print workflow and print management platform. It brings together web-based ordering, pre-press, production and delivery, and fully automates these processes for digital and hybrid print service providers of all sizes.

The product increases the capacity of the jobs flowing into the print provider’s production facility, while accelerating throughput, reducing associated labor costs, and automating job management. Pageflex iWay allows the Print Service Provider to create diverse business workflows ranging from simple, 3-click reprint orders for inexperienced users to more sophisticated, customized workflows that can include variable information (VI), approval cycles, cost centers, branded sites, login-dependent launch pads or guest logins, for example. Pageflex iWay increases both buyer loyalty and customer satisfaction, while providing print managers with valuable business data.

•

Pageflex Manager is a print management solution that combines MIS, CRM and asset management functionality to manage the job cycle at an affordable price. It enables small commercial print houses and print-on-demand suppliers to take on small jobs with confidence that their profit will not be eaten up by the hassle and costs of print management.

By merging front-end CRM capabilities with back-end billing and fulfilment processes, Pageflex Manager provides an easy to use solution for managing the full business flow. Working together with Pageflex iWay, Pageflex Manager seamlessly integrates offline business flows, such as phone and walk-in orders, with web-based front and back-end system, providing a robust solution for managing the full print business flow. It enables capture of orders from a variety of additional sources, such as a Customer Service Representative, email, phone, fax and walk-in. Pageflex Manager optimizes all print business flows to reduce job handling time and eliminate the problems that can easily occur when business flow and print management are not handled in a systematic way.

Pageflex Manager enhances efficiency and customer communications while also eliminating the costs typically incurred by the need to configure multiple systems and fragmented databases. Enhanced tracking capabilities make it easy to efficiently manage pre-production, production, delivery and billing.

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

Pageflex Campaign Manager includes a password-protected online dashboard where the marketer can view in real-time an accurate, detailed account of the effectiveness of each component used in the multi-touch marketing campaign. Individual recipients are tracked, including how many times they are touched and their responses to online surveys. Overall campaign statistics can be viewed and analyzed.

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

We design our automated marketing communication and print production to support technological standards. We are a founding member of the Print On Demand Initiative (PODi), an alliance of key vendors and service providers working in the digital color printing market. PODi members include Canon, Electronics for Imaging (EFI), Hewlett-Packard, Kodak, Konica Minolta, and Xerox. We also actively participate in the PODi standards development group, which has written and released a PPML standard harmonizing the ten vendor-specific proprietary protocols currently used to drive digital presses at high speed into one open standard supporting PostScript and PDF. Our automated marketing communication and print production software, since its inception, has sought to drive all brands of digital printers. With strong input from the Company, PPML has been adopted as a standard across the industry, and we continue to play a leading role in this standardization program. In February 2007, Pageflex was the industry’s first PPML producer to receive PPML Certification from PODi. In 2010, Pageflex again led the industry by becoming the first authoring application in the market to produce PDF/VT files, the PDF-based document-description format and emerging ISO standard for exchanging variable data publishing jobs.

SALES AND MARKETING

We manage our sales and marketing efforts from our corporate headquarters in Marlborough, Massachusetts. Sales personnel receive a base salary plus commissions. Our sales and marketing organization focuses on direct sales and marketing activities and on maintaining and expanding reseller and OEM relationships. We also seek to enhance our relationships with existing and potential customers and have training and technical support teams who work with existing and potential customers, resellers, OEMs, and strategic partners to support the sales process and to facilitate the implementation and use of the Company’s software products and technologies.

We promote our products through (1) attendance and exhibition at major industry trade shows, (2) participation in tradeshow booths and sales events sponsored by our OEMs and strategic partners for our browsing and automated marketing communication and print production technologies, (3) participation in several standards committees, (4) public relations efforts to secure editorial coverage in industry and business publications, websites, and blogs, (5) advertising in industry publications and on related websites, (6) engaging in direct marketing activities including print, email and web marketing campaigns, (7) sponsorship and delivery of webinars, (8) our various websites including, www.bitstream.com, www.myfonts.com, www.pageflex.com, and www.boltbrowser.com, (9) entry into industry awards competitions, (10) social media participation and outreach, such as product blogs, Facebook, and Twitter, (11) executive speaking engagements, and (12) through search engine optimization and search engine marketing.

The principal objectives of our marketing strategy for fonts and font technology are to continue to increase sales to OEMs and ISVs, who integrate Bitstream font technology software into their products, and to continue to increase sales of our fonts to retail and corporate customers. OEM and ISV agreements to which we are a party range from a license for a small group of typefaces to agreements for an entire spectrum of font products and/or technologies that can be incorporated into the customer’s hardware or software products The principal objective of our marketing strategy for our automated marketing communication and print production technologies is to continue to expand awareness of our on-demand marketing software products among web-to-print providers, digital service and print providers, corporate marketing departments, design firms, advertising agencies, direct mail houses, and other corporations and end users; to encourage existing customers to make additional investments in Pageflex products and services; and to increase sales through existing OEM channels and to develop new OEM channels. The principal objective of our marketing strategy for our mobile browsing technologies is to increase brand awareness and improve our browsing products through direct-to-consumer downloads. This increased brand-awareness and product improvements based on end-user feedback enables licensing deals with OEMs and wireless carriers. Marketing activities for our e-commerce initiative have been focused on recruiting font foundries to include their products on our MyFonts site, making web users aware of MyFonts, attracting them to the website, and providing compelling content to keep them there. Marketing activities to increase awareness on the part of potential font buyers consist of efforts aimed at building web links from search engines and other Internet sites, signing up affiliates to send new users to MyFonts in return for a percentage of purchases made by such users.

Since 2004, we have sent regular newsletters to our e-commerce subscriber base including, a monthly “Rising Stars” newsletter featuring top-selling fonts and a monthly “Creative Characters” newsletter featuring an interview with a font designer. As of March 1, 2011, almost 900,000 subscribers receive these newsletters. In addition, notable new foundries are featured shortly after joining MyFonts on the MyFonts blog along with other typographic commentary. New fonts are featured in an RSS feed. MyFonts maintains a Facebook presence and uses Twitter to post newsworthy events and respond to comments and questions. The Pageflex product line also sends regular email communications to approximately 3,500 customers and prospects that have opted-in to receive this mail. “Content” is a seasonal email newsletter and “Tips & Bits” is an email that provides focused advice on succeeding with Pageflex products. We plan to continue these marketing efforts in the future and, as new opportunities arise, we intend to evaluate other marketing approaches.

CUSTOMERS

We license our font and font technology products to a variety of OEM and ISV customers worldwide. We also sell custom and other typeface products directly to corporate customers and individual end users through various means including sales to consumers worldwide through our e-commerce website. We license our mobile browsing technologies to mobile operators, device manufacturers, corporations and end users, as appropriate. We license our automated marketing communication and print production products directly to web-to-print providers, print service providers, marketing services companies, advertising agencies, and major corporations, and indirectly through resellers, OEM, and strategic partners. We intend to continue to broaden our customer base through increased marketing efforts, by developing relationships with systems integrators, OEMs, and partners, and by introducing new product offerings and third party integrations that expand the use of our products and the markets which they serve.

No customer accounted for 10% or more of our revenue for any of the years ended December 31, 2010, 2009, or 2008. From time to time, product sales to a specific customer during a fiscal quarter may constitute more than 10% of our revenue for such quarter. At December 31, 2010, two customers accounted for 23% and 16% of our accounts receivable, and at December 31, 2009, two customers accounted for 27% and 24% of our accounts receivable. We continue to broaden our customer base through expanded product offerings and increased marketing efforts. Revenue by geographic area is included in the Notes to the Consolidated Financial Statements enclosed herewith.

RESEARCH AND DEVELOPMENT

Bitstream is committed to developing innovative software to enhance communications. In particular, we focus on (1) developing software to allow for the best browsing experience on mobile devices, (2) developing premier font technology solutions that render high-quality text in any language for any application or device, (3) developing leading-edge technology for our MyFonts website, and (4) advancing our automated marketing communication and print production technologies to meet the needs of an expanding market. To accomplish these goals, we have invested, and expect to continue to invest, significant resources in research and development.

During 2010, our research and development activities produced the following:

•

BOLT 2.3. Bitstream released the latest commercial version of the BOLT browser. Building on the popularity of BOLT beta’s best-of-breed page rendering, fast page load speeds, integration with social networking sites and video support, version 2.3 added user-requested features such as HTML5 audio streaming, inline text editing, cloud-based backup of customer’s favorites and the addition of Ustream.tv to the long international list of popular Flash video sites supported by BOLT. In November 2010, we also announced that BOLT browser is available with complete Indic language support.

•

BOLT Lite. BOLT Lite contains all the essential features of the BOLT mobile browser, retaining BOLT’s feature-rich functionality, best-of-breed download speeds and desktop PC-style page layout. BOLT Lite’s 150KB package was optimized for entry-level devices by eliminating BOLT’s non-critical features such as landscape orientation settings, inline videos, transport protocol settings, copy-paste operations, favorites organization, inline editing, find in page feature, and 3XL magnification.

•

Bitstream Panorama 5.5. We released version 5.5 of our global text composition engine, which features the ability to layout, position, substitute, and render characters in worldwide languages, including complex script languages. This release included several new APIs, support for fractional sizes and positions, and significant performance enhancements.

•

Font Fusion 5.5. In concert with the release of Bitstream Panorama 5.5, we released version 5.5 of our font rendering engine that enables OEMs and developers to render high-quality characters in any language, any format, at any resolution, on any software platform or hardware device. The upgrade offered a smaller, faster PFR format and optimizations designed to extend the functionality of our premier font subsystem that renders high-quality characters in any format, at any resolution, on any platform or device.

•

PDF/VT support, a PDF-based document-description format that is optimized for production of variable-data documents and will allow faster and more efficient production and consistent quality in the production of variable data documents. PDF/VT is a new International Organization for Standardization (ISO) industry standard for exchanging variable data jobs with digital presses. Pageflex was the first authoring application to come to market with PDF/VT output capabilities.

•

Pageflex 7.6 brought enhancements to all server-based Pageflex products. The majority of the new functionality was within the Pageflex Storefront product, including support for selling pre-defined kits, new API features to improve IT management, and workflow customization features that give service providers better control over how their sites behave, enabling them to better manage and fine-tune their online stores to meet the needs of a wide range of end users. Pageflex 7.6 expanded the reach of Pageflex Campaign Manager by giving marketing service providers the ability to assign specific functional roles to various stakeholders of a marketing campaign. Pageflex 7.6 also added features that enable Pageflex Server administrators to better identify and recover from potentially costly production glitches. And finally Pageflex 7.6 also brought enhancements to Pageflex Studio, including a new “find & change font” feature and the ability to add outlines to text, which combined with new overprint capabilities for all colors, opens up a new market for Pageflex Storefront as silkscreen printers now can use Pageflex to sell customizable silkscreen products online.

•

Pageflex SaaS. After concluding a pilot program earlier in the year, in October 2010 we introduced Pageflex SaaS, a software as a service offering for the web-to-print market and we expect it to contribute revenue beginning in 2011. Based on Pageflex Storefront, this is a new a comprehensive service, which provides users with the tools, technology and expertise they need to quickly and easily expand their business by selling customized documents and items online. Pageflex hosts the software and manages all of the IT infrastructure. Users subscribe to the service on a monthly basis and have access to a full range of services, including online web catalogs (business-to-business and business-to consumer), full e-commerce capabilities, and an add-on “Quick Start” option in which Pageflex does the initial site design and configuration of key products in the web-to-print storefront.

•

Pageflex Product Integrations. Integrations of third party products with our Pageflex product line continue to provide additional functionality to our customers’ applications. In 2010, we completed the following third party integrations:

•

Enhanced an existing Pageflex Storefront integration with the PrintStream fulfillment management system to enable customers to send mixed orders of print-on-demand and fulfillment items directly from Pageflex Storefront to PrintStream via the flexible API developed by Pageflex.

•	An integration that lets customers quickly and easily extract data from their Salesforce Customer Relationship Management (CRM) system for use in their projects in Pageflex Storefront.

•

An extension that gives customers the ability from within Pageflex Storefront to access, purchase, and download mailing lists from LeadsPlease, a provider of mailing leads sourced by Experian, the respected global information services company.

•

Added payment support in Pageflex Storefront for PayPal Express Checkout, Payments Standard, and Google Checkout. Customers are redirected from Pageflex Storefront to the chosen payment vendor’s site to enter credit card information. This alleviates compliance issues for the merchant and moves them to the payment vendor.

•

Included support for Payflow Pro, Authorize.Net, and other custom payment modules within a new budget extension for Pageflex Storefront that allows the user to pay for an order by using partial budget funds and partial credit card payment.

COMPETITION

Our BOLT browsing technology competes with the browsing solutions offered by a wide variety of companies, including large software companies and small companies focused solely on the mobile browsing market. Our mobile browser competitors include Opera Software ASA, Access Co., Ltd., SkyFire Labs, Inc, InfoGin, and Novarra (now owned by Nokia). We believe BOLT compares favorably against these competitors’ mobile browsing products primarily because of its page rendering quality, page load speed, streaming video support, widget support, direct Facebook and Twitter integration, ease-of-use, ability to access a wide variety of websites and the browser’s WebKit-based cloud computing technology, which provides many advantages, the most important being user experience, speed and security. Our cloud computing architecture also gives BOLT a high degree of compliance with open HTML standards, making fast and full-featured mobile web browsing possible.

Our font technology products compete with the solutions offered by a variety of companies, including other suppliers of enabling technologies, software application developers, and vendors of computer operating systems. Moreover, the market for our enabling technologies and products may be adversely affected to the extent that computer hardware, operating system, and application software vendors incorporate similar functionality or bundle competitive offerings with their products and thereby reduce the market for our technology or products. The competition for our sales of typefaces generally comes from a number of comparably sized or smaller companies offering their own typeface libraries and custom typeface services. Competition with our font rendering, font compression, and worldwide text layout technologies principally comes from Monotype Imaging Corporation, Arphic, and FreeType, an open source collaborative organization that provides its Linux font rendering code for free. Competitors to our e-commerce initiative, MyFonts, include individual font foundry websites and other font-related websites that offer a variety of fonts for sale online, such as the one offered by Monotype Imaging.

Our automated marketing communication and print production software competes with offerings of end-to-end solutions and integration services that include on-demand publishing tools. These solutions in turn compete with solutions created by our customers. Pageflex Server, Pageflex Storefront, Pageflex SaaS, and Pageflex iWay are server-based enterprise applications targeted at the customized print or web-to-print segment of the on-demand publishing market, while Persona Cross Media Suite and Pageflex Studio ID are desktop products for database-driven print and HTML email production. Rapid technological developments and frequent product introductions characterize this market. Competitive solutions also include VDP and Web-to-print products bundled with digital presses, or integrated with print-shop management systems in the print provider market. In the corporate market, competitive solutions, especially for Pageflex Campaign Manager, include those integrated with marketing campaign management, email marketing, and CRM strategies. Participants in this market compete based on functionality, price, service, customizability, and interoperability with other e-publishing solutions and components. Pageflex competitors include EFI, MindFire, and XMPie. Recently this market has seen some consolidation with major digital press vendors adding software solutions to their product portfolios, including Xerox Corporation, which owns Pageflex competitor XMPie, the Kodak InSite product, and Hewlett Packard with their SmartStream product line (which OEMs the Pageflex iWay product). This is a trend that may continue and change our competitive landscape. Another trend is the increase in the number of Software-as-a -Service (“SaaS”) offerings in the web-to-print space. Here Pageflex SaaS and our licensed server applications compete with Online Print Solutions, Red Tie, and Printable. In addition, we may face new competition from emerging products and technologies. We believe our automated marketing communication and print production products compete favorably based on rich feature sets, ease of use, long-term cost of ownership, stability, scalability, customer service and support, and customer satisfaction.

We believe that the principal competitive factors affecting all of our products include product features and functionalities such as scalability, ease of integration, ease of implementation, ease of use, quality, and performance, as well as price, customer service and support, and effectiveness of sales and marketing efforts. Although we believe that we currently compete effectively with respect to such factors, there can be no assurance that we will be able to maintain or improve our competitive position against current and potential competitors. See “Risk Factors. If we are unable to successfully compete in our markets, our financial results will be negatively affected”.

INTELLECTUAL PROPERTY

We rely on a combination of trade secret, copyright, patent, and trademark laws and contractual restrictions to establish and protect proprietary rights in our technology. We are party to confidentiality and invention assignment agreements with our employees, and, when obtainable, enter into non-disclosure agreements with our suppliers, distributors and others so as to limit access to, and disclosure of, our proprietary information. There can be no assurance that these statutory and contractual arrangements will prove sufficient to deter misappropriation of our technologies or that our competitors will not independently develop non-infringing technologies that are substantially similar to or superior to our technology. The laws of certain foreign countries in which our products are or may be developed, manufactured or licensed may not protect our products or intellectual property rights to the same extent as do the laws of the United States and make the possibility of piracy of our technology and products more likely. We believe that, because of the rapid pace of technological change in the software and electronic commerce markets, legal protection for our products will be a less significant factor in our future success than the knowledge, ability and experience of our employees, the frequency of product enhancements and our ability to satisfy our customers. See “Risk Factors. We may not be able to protect our intellectual property rights against piracy, infringement of our patents, or declining legal protection”.

Our policy is to apply for U.S. patents and seek copyright registration for our technology and seek trademark registration of our marks from time to time when management determines that it is competitively advantageous and cost effective to do so. We have been granted ten patents by the United States Patent and Trademark Office, three for certain aspects or applications of the Company’s TrueDoc technology, one for our DocLock technology, one for our Font Fusion technology, one for our Pageflex technology, three for our BOLT/ThunderHawk browsing technology and one for our technology behind our MyFonts website. Furthermore, multiple U.S., PCT, EPO, and Japanese patent applications are in process for some of the Company’s newer technologies. Bitstream®, BOLT®, Font Fusion®, TrueDoc®, T2K®, MyFonts®, Pageflex®, and Cyberbit® are federally registered trademarks of the Company. All other trademarks, service marks or trade names referred to in this Annual Report on Form 10-K are the property of their respective owners.

EMPLOYEES

As of March 15, 2011, the Company employed 148 people, including 16 in sales and marketing, 29 in customer support and consulting, 82 in research and development, and 21 in general and administrative functions. In June 2010, headcount increased by approximately 40 people as a result of the Press-Sense Ltd. acquisition. We are actively recruiting for a number of positions in the sales and marketing area for our BOLT browsing and Pageflex automated marketing communication and print production product lines and hope to add new sales and marketing team members, including senior level and executive talent, during 2011. Of our 148 employees, 144 are full-time and 4 are part-time. These include 36 full-time employees based in our office in India and 35 full-time employees and one part-time employee based in our office in Israel. We also retain consultants from time to time to assist us with particular projects. We believe that our future success will depend in part on our ability to attract, motivate and retain highly qualified personnel. None of our employees is represented by a labor union and we have not experienced any work stoppages. We consider our employee relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The Company’s executive officers and their ages as of March 15, 2011 are as follows:

Name	Age	Position
Anna M. Chagnon	44	President and Chief Executive Officer
John S. Collins	71	Vice President and Chief Technology Officer
James P. Dore	52	Vice President and Chief Financial Officer
Sampo Kaasila	50	Vice President, Research and Development
Costas Kitsos	50	Vice President of Engineering

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

James P. Dore was named a Vice President and the Company’s Chief Financial Officer in March 2003. From June 1999 to March 2003, he served as the Company’s Corporate Controller. From January 1997 to June 1999, Mr. Dore served as Corporate Controller at Celerity Solutions Inc. a developer and marketer of supply chain and warehouse management business software. He also served as Celerity’s Chief Financial Officer and Treasurer from April 1999 to June 1999. Mr. Dore has over 20 years of service in various senior financial positions, is a C.P.A. (Illinois) and holds a B.S. degree, with distinction, from Clarkson University.

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

Costas Kitsos has been Vice President of Engineering at the Company since November 1999. Mr. Kitsos heads engineering for the Company’s Pageflex automated marketing communication and print production software products and also serves as the principal architect. From October 1998 to November 1999, he served as

Director of Research and Development of the Company. From November 1996 to October 1998, he was a Senior Software Engineer at the Company. Mr. Kitsos is a veteran software developer with over 15 years experience in type and publishing application development. From May 1987 to November 1996, Mr. Kitsos headed IconWorks, which developed award winning type applications and offered consulting services on end user programs and graphical user interfaces. He holds a Masters degree from the University of California, Los Angeles.

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

We are subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. We believe that our future results of operations could be affected by various factors including, but not limited to, the following:

•	delays in the development or shipment of our new products or new versions of our existing products;

•	the introduction of competitive products by others;

•	general worldwide economic conditions and disruptions in the financial markets;

•	inability to secure capital on favorable terms, or at all, if we need additional capital in the future;

•	inability to attract and retain key personnel;

•	disruption to our business of past and future acquisitions;

•	intellectual property disputes;

•	fluctuations in quarterly operating results;

•	impairment of goodwill and amortizable assets;

•	costs to ensure compliance with United States corporate governance and accounting requirements;

•	reliance upon development resources in India and Israel may expose us to unanticipated costs or liabilities;

•	unanticipated changes in accounting rules; and

•	unanticipated changes in tax rates and regulations.

If we are unable to successfully compete in our markets, our financial results will be negatively affected. The computer software market is highly competitive and is characterized by rapid technological change and adoption of new industry standards. As the markets in which our products are sold continue to develop and as we enter new markets, we expect to continue to face substantial competition from other software developers and anticipate that additional competitors will enter those markets. Many of our competitors have substantially greater name recognition and technical, financial and marketing resources, greater manufacturing capacity and better established relationships with incumbent and potential customers than we have. Many of our competitors have more resources to develop or acquire, and more experience in developing or acquiring, new products and technologies and in creating market awareness for those products and technologies. In addition, many of our competitors have the financial resources to offer competitive products at aggressive pricing levels that could prevent us from competing effectively. Further, many of our competitors have built long-standing relationships with some of our prospective customers and have the ability to provide financing to customers and could, therefore, have an inherent advantage in selling products to those customers. These competitors may be able to adapt more quickly to new or emerging technologies and standards or changes in customer requirements and may be able to devote greater resources to the promotion and sale of their products than we are able. Many of our competitors currently market, or have the potential to market, their products directly to the ultimate consumers of such products as part of a broader product offering. There can be no assurance that we will be able to compete successfully against these entities. To compete successfully, we must continue our investment in research and product development and we must devote substantial resources to our marketing and sales functions. There can be no assurance that we will have the necessary capital resources to fund such investment.

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

General economic risks and disruptions in the financial markets may adversely affect our cash flow, assets, revenue and profitability. Our business may be negatively affected by general worldwide economic conditions and related uncertainties affecting the markets in which we operate. Adverse economic conditions could adversely impact our business in future periods, resulting in: reduced demand for our products; increased pressure on the prices for our products and services; and greater difficulty in collecting accounts receivable. Disruptions in the financial markets have had and may continue to have an adverse effect on the U.S. and world economy, and may continue to negatively impact business and consumer spending patterns. Current tightening of credit in financial markets also adversely affects the ability of our customers to obtain financing for significant purchases and operations and could result in a decrease in new licenses of our products. Additionally, the lack of available financing may limit or delay the growth of our OEM and ISV customers. Changes in employment and consumer spending patterns may also slow the adoption of new technologies and reduce the demand for new licenses for our products, and may result in fewer license renewals and less royalty income. There is no assurance that government responses to the disruptions in the financial markets will restore business and consumer confidence, stabilize the markets or increase liquidity and the availability of credit. We are pursuing a number of strategies to generate revenue growth, including: identifying new markets for our products; developing new applications for our technologies; allocating research and development funding to products with high revenue potential; and strengthening our presence in selected geographic markets. Due to limited resources, we may not be able to continue to successfully implement these strategies, which could have a material adverse effect on our business, results of operations and financial condition.

Risks related to our international sales. Sales to customers outside the United States represented 19.0% of our revenue for the year ended December 31, 2010. This revenue does not include revenue derived from products sold into the international market by our domestic OEM and ISV customers or foreign purchases downloaded from MyFonts, which are included in total U.S. sales. We expect that our international business will continue to account for a significant portion of our future revenue. An increase in the value of the U.S. dollar relative to foreign currencies could make our products more expensive and therefore less competitive in foreign markets. Additional risks inherent in our international business activities generally include unexpected changes in regulatory requirements, tariffs and other trade barriers, longer accounts receivable payment cycles, potentially adverse tax consequences, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on our future revenue and our results of operations. In addition, our European business is significant and has historically been negatively affected during our fiscal quarter ending September 30th due to the summer closing or slowdown of several European customers.

We may need additional capital in the future, which may not be available to us on favorable terms, or at all, and may dilute our existing stockholders’ ownership of our common stock. The Company has experienced a net loss as well as negative operating cash flows in the current year, and as of December 31, 2010 has an accumulated deficit of approximately $20 million. We expect to continue to make significant expenditures related to the continued development of our business. These expenditures may include the addition of personnel related to sales, marketing and research and development and we may therefore sustain significant operating losses and negative cash flows in the future. We will have to maintain significant increased revenue and product gross margins to achieve profitability on an annual basis. We may require additional capital from equity or debt financing in the future to fund operations, therefore, to take advantage of strategic opportunities including more rapid expansion of our business or the acquisition of complementary products, technologies or businesses; and to develop new products or enhancements to existing products. We may not be able to secure timely additional financing on favorable terms, or at all. The terms of any additional financing may place limits on our financial and operating flexibility. If we raise additional funds through further issuances of equity, convertible debt securities or other securities convertible into equity, our existing stockholders could suffer significant dilution in their percentage ownership of our company, and any new securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management, negatively affecting our business, operating results or financial condition. Recently, we completed the acquisition of the iWay related assets from Press-Sense Ltd. in June 2010. We may not realize the anticipated benefits of an acquisition and each acquisition has numerous risks. We may experience difficulties in integrating personnel and operations from the acquired businesses and in retaining and motivating key personnel from those businesses, and difficulties caused by potential incompatibility of business cultures. We may experience difficulty in effectively integrating the acquired technologies, products or services with our current technologies, products, or services. We may experience difficulty in maintaining controls, procedures and policies during the transition and integration, as well as difficulty integrating the acquired company’s accounting, management information, human resources and other administrative systems. We may not be able to assert that internal controls over financial reporting are effective. Acquisitions may disrupt our ongoing operations, divert management from day-to-day responsibilities, increase our expenses or adversely impact our business, operating results and financial condition. We may also not be able to retain key technical and managerial personnel of the acquired business or key customers, distributors, vendors and other business partners of the acquired business; and we may not be able to achieve the financial and strategic goals for the acquired and combined businesses. We may incur acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results, increased exposure to fluctuations in currency exchange rates, impair relationships with employees, customers, partners, distributors or third-party providers of our technologies, products or services; and cause delay in customer and distributor purchasing decisions due to uncertainty about the direction of our product and service offerings,

While we currently have no acquisitions of other businesses pending or planned, we may pursue acquisition opportunities in the future. We may not be able to find suitable acquisition candidates and we may not be able to complete acquisitions on favorable terms, if at all. If we do complete acquisitions, we may not ultimately strengthen our competitive position or achieve our goals, or such acquisitions may be viewed negatively by customers, financial markets or investors. Future acquisitions may reduce our cash available for operations and other uses and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities or the incurrence of debt, which could negatively affect our business, operating results and financial condition. Mergers and acquisitions of high technology companies are inherently risky, and ultimately, if we do not complete an announced acquisition transaction or integrate an acquired business successfully and in a timely manner, we may not realize the benefits of the acquisition to the extent anticipated.

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

Fluctuations in quarterly operating results may have an adverse effect on the market price of our Class A Common Stock. We have previously experienced quarter-to-quarter fluctuations in our operating results as a result of a number of factors including the timing of new product introductions, announcements of new products by us, our competitors or our customers, slower-than-anticipated growth rates of emerging markets, slower adoption of new products and technologies into which our products are incorporated, the acquisition and integration of the assets acquired from Press-Sense Ltd. and any future acquisitions which may take place, delays in customer purchases in anticipation of industry developments, and gross margin fluctuations relating to variations in product mix. Furthermore, a significant portion of our expenses are relatively fixed in nature and we may not be able to reduce spending in response to shortfalls or delays in sales. Such shortfalls or delays may result in a material adverse effect on our business, financial condition and results of operations. As a result, we believe that period-to-period comparisons of our results of operations are not necessarily meaningful and should not be relied upon as indications of future performance. Moreover, we do not operate with a significant backlog and often tend to realize a disproportionate share of our revenue in the last few weeks of a fiscal quarter, thereby impairing our ability to accurately forecast quarter-to-quarter sales results. Due to the foregoing factors, it is likely that in one or more future fiscal quarters our operating results may be below the expectations of public market analysts and investors. Such an event could have a material adverse effect on the market price of our Class A Common Stock which could have a negative effect on our ability to obtain additional funding, if necessary, on terms favorable to us.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings. Under GAAP, we review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations.

We incur significant costs to ensure compliance with United States corporate governance and accounting requirements. We incur significant costs associated with our public company reporting requirements, costs associated with applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission, or the “Commission”. We expect all of these applicable rules and regulations to cause us to continue to incur substantial legal and financial compliance costs and to make some activities more time consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to maintain affordable director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.

Our use and reliance upon development resources in India and Israel may expose us to unanticipated costs or liabilities. We have established development centers in India and Israel and expect to continue to increase hiring of personnel for these facilities. There is no assurance that our reliance upon development resources in India and Israel will enable us to achieve meaningful cost reductions or greater resource efficiency. Further, our development efforts and other operations in these countries involve significant risks, including:

•	difficulty hiring and retaining appropriate engineering resources due to intense competition for such resources and resulting wage inflation;

•

the knowledge transfer related to our technology and exposure to misappropriation of intellectual property or confidential information, including information that is proprietary to us, our customers and other third parties;

•	heightened exposure to changes in the economic, security and political conditions of India and Israel;

•	fluctuation in currency exchange rates and tax risks associated with international operations; and

•	development efforts that do not meet our requirements because of language, cultural or other differences associated with international operations, resulting in errors or delays.

Difficulties resulting from the factors above and other risks related to our operations in these countries could expose us to increased expense, impair our development efforts, harm our competitive position and damage our reputation.

Changes in accounting rules may adversely affect the way we report our financial results and the price of our Class A Common Stock. We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America. These principles are subject to interpretation by the American Institute of Certified Public Accountants, the SEC, the Public Company Accounting Oversight

Board, and various bodies formed to interpret and create appropriate accounting policies. A change in these principles and policies could have a significant impact on our reported results and may even retroactively affect previously reported transactions. Changes to these rules may have a material adverse effect on future financial results or in the way in which we conduct our business.

Changes in tax rates and regulations could adversely affect our future results of operations. Changes in tax rates could adversely affect our future results of operations. Increases in tax rates or changes in how taxes are assessed could increase our tax liabilities, which would negatively affect our financial results and cash flow.

Interest Rate Sensitivity and Market Risk. The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. To meet these objectives, we invest funds not immediately required for operations only in high quality debt securities. We also limit the percentage of total investments that may be invested in any one issuer. Investments in corporate bonds as a group are also limited to a maximum percentage of our investment portfolio. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including money market funds, corporate bonds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at December 31, 2010, the fair value of the portfolio would decline by approximately $824,000. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio. In addition to interest rate risk, we are subject to market risk on our investments. We monitor all of our investments for impairment on a periodic basis. In the event that the carrying value of the investment exceeds its fair value and the decline in value is determined to be other than temporary, the carrying value is reduced to its current fair market value. In the absence of other overriding factors, we consider a decline in market value to be a potential indicator of an other than temporary impairment when a publicly traded stock or a debt security has traded below amortized cost for a consecutive six-month period. If an investment continues to trade below amortized cost for more than six months, and mitigating factors such as general economic and industry specific trends, including the creditworthiness of the issuer are not present, this investment would be evaluated for impairment and written down to a balance equal to the estimated fair value at the time of impairment, with the amount of the write-down recorded in Interest and other income, net, on the consolidated statements of operations. If management concludes it does not intend to sell an impaired debt security and it is not more likely than not that it will be required to sell the debt security before the recovery of its amortized cost basis, and the issuers of the securities are creditworthy, no other-than-temporary impairment is deemed to exist.

ITEM 1B. Unresolved Staff Comments

None.

ITEM 2.	Properties (dollar amounts in thousands)

We conduct our operations in leased facilities. In June 2009, we entered into a ten-year lease agreement for 27,000 square feet of office space with the right of first refusal on an additional 4,000 square feet in a building located in Marlborough, Massachusetts. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments began after three (3) free months of rent and increase approximately 2% per annum. The total commitment under the lease is approximately $5,390, net of a tenant allowance of $411. We record rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. This lease agreement also required us to obtain a Letter of Credit in the amount of $136 to be in place through October 31, 2019, which we collateralized with a certificate of deposit classified as a long-term restricted asset on our Balance Sheet.

We also lease a small engineering office in Plaistow, New Hampshire for approximately $1 per month on a month to month basis.

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a thirty-three (33) month lease agreement in Nodia, India. This lease agreement commenced May 1, 2008 and obligates us to make monthly payments including service taxes. Our total financial commitment during the thirty-three (33) month lease period is approximately $132 U.S. dollars. In January 2011, Bitstream India Pvt. Ltd., exercised the option to renew the lease agreement for an additional twenty-seven (27) months. Our total financial commitment during the twenty-seven (27) month renewal period is approximately $147 U.S. dollars.

Subsequent to the year ended December 2010, Bitstream Israel Ltd., our wholly-owned subsidiary, entered into a thirty-six (36) month lease agreement in Caesarea, Israel in January 2011. This lease agreement commences April 15, 2011 and obligates us to make semi-annual payments including service taxes. Our total minimum financial commitment during the thirty-six (36) month lease period is approximately $384 U.S. dollars. This lease agreement also required us to obtain a bank guarantee in the amount of approximately $56 U.S. dollars to be in place through May 14, 2014. This bank guarantee is collateralized by restricted cash which will be classified as a long-term restricted asset on our Balance Sheet.

We believe our facilities are adequate for our current needs. As the Company continues to grow, additional space may be required. We believe that suitable additional space, if needed, will be available to us on commercially reasonable terms.

ITEM 3. Legal Proceedings

From time to time we are subject to legal proceedings and claims incidental to the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of December 31, 2010 no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

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

	2010		2009
	High	Low	High	Low
First Quarter	$9.06	$7.50	$5.24	$3.76
Second Quarter	8.20	6.42	5.20	4.06
Third Quarter	7.39	5.70	5.81	4.71
Fourth Quarter	7.45	6.62	7.66	5.02

As of March 15, 2011, our Class A Common Stock was held by approximately 100 holders of record and we believe that our Class A Common Stock was beneficially held by more than 500 holders. There are no issued and outstanding shares of our non-voting Class B Common Stock.

DIVIDENDS

Bitstream has never declared or paid cash dividends on its capital stock. We currently intend to retain earnings, if any, to support our growth strategy and do not anticipate paying cash dividends on our capital stock in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

There were no unregistered securities sold by us during the three years ended December 31, 2010. During the years ended December 31, 2010, 2009, and 2008, Bitstream issued an aggregate of 265,384, 288,967, and 290,918 shares, respectively, of Class A Common Stock in connection with the exercise of vested options and warrants issued under our 1994 Stock Plan, 1996 Stock Plan, 1997 Stock Plan, 2000 Stock Plan and 2006 Incentive Compensation Plan. In addition, during the years ended December 31, 2010, 2009, and 2008, Bitstream issued an aggregate of 130,500, 50,000 and 50,000 shares, respectively, of Class A Common Stock in connection with the award of restricted stock under our 2006 Incentive Compensation Plan. The sales and issuances of securities in the transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended, by virtue of Rule 701 promulgated thereunder, in that they were issued either pursuant to written compensatory benefits plans or pursuant to a written contract relating to compensation, as provided by Rule 701. For a discussion of the Company’s equity compensation plans, see the Notes to Consolidated Financial Statements included herein.

EQUITY COMPENSATION PLANS

The information concerning the Company’s equity compensation plans required by this Item is contained in Item 12 of this report and is incorporated into this Item 5 by reference.

STOCK PERFORMANCE GRAPH

The graph below compares the cumulative 5-year total return of holders of Bitstream Inc.’s common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Computer & Data Processing index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes (with the reinvestment of all dividends, if any) from 12/31/2005 to 12/31/2010. The Comparisons shown on the graph below are based on historical data. We caution that the stock performance shown in the graph below is not indicative of, nor intended to forecast, the potential future performance of the Company’s Common Stock.

*$100 invested on 12/31/05 in stock or index, including reinvestment of dividends, if any.

Fiscal year ending December 31.

	12/05	12/06	12/07	12/08	12/09	12/10
Bitstream Inc.	100.00	231.38	170.48	122.07	201.60	192.55
NASDAQ Composite	100.00	111.74	124.67	73.77	107.12	125.93
NASDAQ Computer & Data Processing	100.00	112.40	134.94	77.33	122.47	135.78

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

ITEM 6. Selected Consolidated Financial Data

The selected consolidated financial data presented below as of December 31, 2010 and 2009 and for the three years ended December 31, 2010 have been derived from the Company’s consolidated financial statements, which have been audited by an independent registered public accounting firm, whose report thereon is included elsewhere in this Form 10-K. The selected consolidated financial data presented below as of December 31, 2008, 2007 and 2006, and for the years then ended, have been derived from, and are qualified by reference to, the Company’s consolidated audited financial statements, which are not included in this Form 10-K. The selected consolidated financial data set forth below should be read in conjunction with, and are qualified by reference to, the Consolidated Financial Statements of the Company and Notes thereto, the section below entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and other financial data appearing elsewhere herein.

SELECTED CONSOLIDATED FINANCIAL DATA, (in thousands, except per share amounts).

	Years Ended December 31,
	2010	2009	2008	2007	2006
Operations:
Revenue	$23,144	$21,489	$24,008	$23,618	$20,248
Income (loss) before provision for income taxes	(2,951)	1,060	2,476	4,012	3,217
Net income (loss)	(3,236)	852	2,368	3,991	3,234
Net income (loss) per share:
Basic	(0.33)	0.09	0.25	0.41	0.36
Diluted	(0.33)	0.08	0.23	0.36	0.30
Financial Position:
Cash and cash equivalents	3,057	17,915	16,162	16,420	10,542
Working capital	939	16,586	14,257	14,514	9,359
Total assets	21,815	22,104	19,901	20,643	14,717
Stockholders’ equity	16,199	17,646	15,492	15,987	10,626

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

Multiple-element arrangements:

We recognize revenue under multiple-element arrangements using the residual method when vendor-specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements under the arrangement. Under the residual method, the arrangement consideration is first allocated to undelivered elements based on vendor-specific objective evidence of the fair value for each undelivered element and the residual amount is allocated to the delivered elements. Arrangement consideration allocated to undelivered elements is deferred and recognized as revenue when the elements are delivered, if all other revenue recognition criteria are met. We have established sufficient vendor-specific objective evidence for the value of our training and maintenance services based on the price charged when these elements are sold separately. VSOE of the fair value of maintenance services is supported by substantive renewal rates within customer contracts. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with training or maintenance services.

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

Revenue from end user product sales is recognized upon delivery of the software when collection is probable. End user sales include e-commerce revenue generated from our websites from the licensing of Bitstream fonts, subscription licenses for our browser, licensing of fonts developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and for the years ended December 31, 2010, 2009, and 2008 was $48,000, $40,000, and $55,000, respectively. There are minimal costs associated with the referral program, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts database. We expense those costs as incurred.

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

Deferred revenue includes unearned software support and maintenance revenue and advanced billings for unrecognized revenue under contracts.

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

Stock-based Compensation

We account for stock-based compensation in accordance with authoritative guidance and have elected the modified-prospective method, under which prior periods are not revised for comparative purposes. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award, net of an estimated forfeiture rate, and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period.

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

Impairment of Goodwill and Other Long-Lived Assets

Under authoritative guidance, goodwill is not amortized, but is required to be reviewed annually for impairment, or more frequently if impairment indicators arise. Goodwill is tested for impairment based upon an enterprise wide valuation under one reporting unit. We conducted impairment testing as of December 31, 2010 and determined that there was no impairment. Although none of the goodwill was impaired, there can be no assurance that, upon completion of a future review, a material impairment charge will not be required.

Whenever events or changes in circumstances indicate that the carrying amounts of a long-lived asset may not be recoverable, we review these assets for impairment. If the future undiscounted cash flows are less than the carrying amount of that asset, impairment exists. We recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. Fair value is normally assessed using a discounted cash flow model. No impairment losses on long-lived assets were recognized in 2010.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current credit worthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from customers and maintain a provision for estimated credit losses based on our historical experience and any specific customer collection issues that we identify. While such credit losses have historically been within our expectations and appropriate reserves have been established, we increased these reserves throughout 2009 as the downturn in the global economy affected our customers and made collections from certain customers difficult. In 2010, we wrote-off several accounts against a substantial portion of the 2009 reserves. We did not record any significant additional reserves during 2010. We cannot guarantee that our credit loss rates will not continue to worsen or that we will experience credit loss rates approximating those that we have experienced in the past.

Income Taxes

As part of the process of preparing consolidated financial statements we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We must then assess the likelihood that we will recover our deferred tax assets from future taxable income and, to the extent we believe recovery unlikely, we must establish a valuation allowance. To the extent we establish a valuation allowance or increase this allowance in a period, we must include an expense within the tax provision in the statement of operations. Determination of our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets requires significant management judgment. We have fully reserved against our tax assets in all jurisdictions due to uncertainties related to our ability to utilize our deferred tax assets, primarily consisting of certain net operating losses carried forward and foreign tax credits, before they expire. We base our valuation allowance on our estimates of taxable income by jurisdiction in which we operate and the period over which our deferred tax assets will be recoverable. The determination of the valuation allowance requires us to make estimates, which we cannot guarantee will prove to be accurate.

Cash and Cash Equivalents and Marketable Securities

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. Our investments in marketable securities (corporate and government bonds) are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. Purchased interest is included in interest receivable and reported as other current assets in our consolidated balance sheet. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion (loss) of discounts to maturity. Such amortization and accretion is included in interest and other income, net of expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income, net of expense. The fair value of investments in marketable securities is determined based on quoted market prices at the reporting date for those instruments. Assumptions used require significant judgments by management. Changes in the assumptions could result in materially different estimates of fair values, resulting in additional credits and charges presented in the consolidated financial statements.

OVERVIEW

Bitstream is a software development company focused on bringing innovative and proprietary software products to a wide variety of markets. Our core software products include award-winning fonts and font rendering technologies; mobile browsing technologies; and variable data publishing, Web-to-print, and multi-channel communications technologies.

Mobile Browsing Technologies. BOLT provides a consistent, full desktop-style browsing experience on almost any handset. Based upon the Company’s ThunderHawk technology, BOLT was released into private beta in January 2009, launched into public beta in February 2009, and launched out of beta in October 2009 with the release of BOLT 1.5. As part of the Company’s strategy to build market awareness through rapid market penetration, Bitstream gave BOLT away for free to consumers through an extensive viral marketing campaign. As a result of the Company’s efforts, BOLT was installed over 20 million times from January 2009 to March 2011 by mobile phone users looking for a better mobile browsing experience. The BOLT mobile browser offers faithful rendering of Web pages and it is the only browser for mobile phones of all types to support streaming video from popular media sharing sites such as YouTube and MySpace. Compatible with most handsets that support the J2ME or BREW/BMP operating systems, BOLT’s advanced features include W3C based widget support, direct Twitter integration, six levels of magnification, international localization, copy/paste, FOTA updates, and additional usability features such as auto-complete url, save page, secure browsing, patented split-screen minimap, password manager, rss subscriptions, automatic socket support, history and keypad shortcuts. BOLT is a WebKit based cloud-computing mobile browser. This cloud computing architecture is the key to BOLT’s capabilities. Web pages are first loaded by the BOLT servers, then transcoded and sent to the BOLT mobile browser client on handsets. This client/server approach maintains the integrity of Web page layouts, reduces packet consumption on data networks, dramatically improves page load speeds, and enables advanced features such as video streaming.

Fonts and Font Rendering Technologies. Bitstream is a leading developer of font technology solutions that enable developers to display high-quality text in any language for any device or application. We work with partners from around the world to provide complete text composition and font rendering solutions for consumer electronics devices, mobile handsets, set-top boxes, digital TVs, printers, graphics and software applications, and embedded systems. Our solutions include Bitstream Panorama™ for text composition and Font Fusion® for font rendering. Bitstream font technology supports all international languages. With our technology, developers can render any scalable industry-standard and compact font format. Developers rely on Bitstream for complete font solutions, including a certified Simplified Mainland Chinese font, MobileFonts™, the Tiresias Screenfont, the Closed Captioned TV (CCTV) Font Set, the TV Font Pack, delta-hinted screen fonts, and compact stroke-based

Asian fonts. Bitstream also delivers high-quality font solutions for developers, ad agencies, graphic designers, desktop publishers, corporations, small businesses, and home office users. Our library includes over 1,000 high-quality fonts in OpenType, TrueType, and PostScript Type 1 formats for Windows, Macintosh, Unix, and Linux. We also sell our fonts and fonts from other foundries and designers on MyFontsSM, a showcase of the world’s fonts available from one easy-to-use website. MyFonts provides the largest collection of fonts ever assembled for on-line delivery, and offers easy ways to find and purchase fonts on-line. MyFonts also offers unique typographic resources for research and reference, including WhatTheFontSM, a unique font identifier that accepts image files of fonts uploaded by users, analyzes the images, and then displays the fonts on the MyFonts site that most closely match the font shapes captured in the image. WhatTheFont is also available as an iPhone application.

Automated Marketing Communication and Print Production Variable Technologies. The Pageflex® product line from Bitstream enables companies across the globe to communicate their marketing messages more easily and effectively. It is the advanced technology for brand management, web-to-print applications, and sophisticated personalized communications based on customer information. We pioneered flexible variable data software in 1997 and have been a technology innovator in the document customization arena ever since. The platform produces rich, creative, award-winning document designs that look like they were given the individual attention of a graphic designer but were, in reality, created on-the-fly with Pageflex variable publishing technology. Print service providers, marketing service providers, corporate marketers, and publishers use Pageflex products to ensure design integrity and brand control while empowering local users to customize and personalize print collateral, email campaigns, and 1-to-1 marketing Web sites. Pageflex Persona™ is desktop software that produces personalized print and email documents using data from a database. Pageflex Studio ID is a plug-in to Adobe InDesign for producing personalized print pieces. Pageflex Storefront is a turnkey solution for producing web portals for document customization and online purchasing of print documents. Pageflex Server provides an enterprise solution for high-volume document customization driven by a database or requests from a web site. Pageflex iWay provides business flow automation for printing companies. Pageflex Campaign Manager lets companies develop personal conversations with their customers in print, email, and online. And finally, Pageflex Chart works with these Pageflex products to add dynamic charts and graphs to print documents. Pageflex products enable companies worldwide to manage, streamline, and automate their document production processes, communicate more personally with their customers, and control their brand and market messaging while enabling their remote employees, franchises, and consumers to use a self-serve model to order customized communications. Pageflex products are purchased by both corporations and the printing companies that support them, who also use the software to control and track production processes in order to improve their business ROI.

RESULTS OF OPERATIONS

The following table sets forth the percentage of revenue represented by certain items reflected in the Company’s Statements of Operations Data for the periods presented:

	Year Ended December 31,
	2010	2009	2008
Revenue
Software licenses	79.3%	78.2%	78.6%
Services	20.7	21.8	21.4

Total revenue	100.0	100.0	100.0

Cost of revenue
Software licenses	39.1	31.5	29.3
Services	8.6	9.6	10.0

Total cost of revenue	47.7	41.1	39.3

Gross profit	52.3	58.9	60.7

Operating expenses
Marketing and selling	16.0	16.8	18.3
Research and development	31.0	23.2	21.6
General and administrative	18.8	14.2	11.3

Total operating expenses	65.8	54.2	51.2

Operating income (loss)	(13.5)	4.7	9.5
Interest and other income, net	0.8	0.3	0.7
Provision for income taxes	1.2	1.0	0.4

Net income (loss)	(14.0)%	4.0%	9.8%

Non-GAAP measures, in thousands, except per share amounts

We use non-GAAP information internally to evaluate our operating performance and believe these non-GAAP measures are useful to investors as they provide additional insight into the underlying operating results. Our non-GAAP operating income (loss) and net income (loss) exclude the effect of stock-based compensation expense, amortization of Press-Sense Ltd. intangibles, and non-recurring costs related to the acquisition of Press-Sense Ltd. assets. These non-GAAP measures are not in accordance with GAAP, should not be considered an alternative for measures prepared in accordance with GAAP, and may have limitations in that they do not reflect all of Bitstream’s results of operations as determined in accordance with GAAP. These non-GAAP measures should only be used to evaluate Bitstream’s results of operations in conjunction with the corresponding GAAP measures. The presentation of non-GAAP information is not meant to be considered superior to, in isolation from or as a substitute for results prepared in accordance with GAAP.

A reconciliation of GAAP to non-GAAP results is set forth in the table below:

	Year Ended December 31,
	2010	2009	2008
Operating Income (Loss)
GAAP operating income (loss)	$(3,127)	$1,001	$2,299
Stock-based compensation	969	808	707
Amortization of intangibles	252	28	37
Press-Sense Ltd. acquisition costs	438	—	—

Non-GAAP operating income (loss)	$(1,468)	$1,837	$3,043

Net Income (Loss)
GAAP net income (loss)	$(3,236)	$852	$2,368
Stock-based compensation	969	808	707
Amortization of intangibles	252	28	37
Press-Sense Ltd. acquisition costs	438	—	—

Non-GAAP net income (loss)	$(1,577)	$1,688	$3,112

Diluted Net Income (Loss) Per Share
GAAP net income (loss) per share	$(0.33)	$0.08	$0.23
Stock-based compensation per share	0.10	0.08	0.07
Amortization of intangibles	0.03	—	—
Press-Sense Ltd. acquisition costs	0.04	—	—

Non-GAAP net income (loss) per share	$(0.16)	$0.16	$0.30

Diluted net income per share is based on 9,923, 10,249, and 10,254 diluted weighted average shares outstanding for the year ended December 31, 2010, 2009, and 2008, respectively.

YEAR ENDED DECEMBER 31, 2010 COMPARED TO YEAR ENDED DECEMBER 31, 2009

(in thousands, except percent amounts)

Gross Profit:

	Year Ended December 31,
		% of Revenue		% of Revenue	Change
	2010		2009		Dollars	Percent
Revenue
Software licenses	$18,344	79.3%	$16,804	78.2%	$1,540	9.2%
Services	4,800	20.7	4,685	21.8	115	2.5

Total revenue	23,144	100.0	21,489	100.0	1,655	7.7

Cost of Revenue
Software licenses	9,039	49.3	6,778	40.3	2,261	33.3
Services	2,000	41.7	2,060	44.0	(60)	(2.9)

Total cost of revenue	11,039	47.7	8,838	41.1	2,201	24.9

Gross Profit	$12,105	52.3%	$12,651	58.9%	$(546)	(4.3)%

The increase in revenue from software licenses for the year ended December 31, 2010 was attributable to an increase in direct sales of $1,960, or 17.7%, to $13,042 as compared to $11,082 for the year ended December 31,

2009, due primarily to an increase in sales of fonts from our e-commerce site which experienced increased volume and a broader variety of fonts sold. This increase was partially offset by decreases in software license revenue from resellers for year ended December 31, 2010 of $343, or 39.1%, to $534, as compared to $877 for the year ended December 31, 2009 due primarily to a decrease in customer acquisition by resellers of our publishing product line. Software license revenue from OEMs and ISVs decreased $77, or 1.6%, to $4,768 for the year ended December 31, 2010, as compared to $4,845 for the year ended December 31, 2009. The decrease in OEM and ISV revenue was due to a decrease in new licenses, as well as a decrease in license renewals and royalties received under existing license agreements because of decreases in reported unit shipments by certain OEM customers. Our first three quarters continued to be affected by the global economic downturn, as were our customers, including various OEMs and ISVs who report product royalties on shipments of their products. We reported an increase for the fourth quarter of 2010 as compared to the prior year but we are not able to determine at this time how these economic conditions will impact our license revenue during 2011.

Revenue from services increased $115, or 2.5%, to $4,800 for the year ended December 31, 2010, as compared to $4,685 for the year ended December 31, 2009, primarily due to increases in revenue from customer support contracts, while revenue from consulting, custom design and training remained flat. Service revenue from direct sales increased $51, or 1.4%, to $3,664 for the year ended December 31, 2010 as compared to $3,613 for the year ended December 31, 2009. Service revenue from resellers increased $27, or 3.8%, to $732 for the year ended December 31, 2010 as compared to $705 for the year ended December 31, 2009. Service revenue from OEMs and ISVs increased $37, or 10.1%, to $404 for the year ended December 31, 2010 as compared to $367 for the year ended December 31, 2009. Consulting, graphic design and training services vary with specific requirements of customers and may be affected more by economic concerns as customers may delay design changes, custom development and training. Our revenue from services has started to recover from the affects of the global economic downturn but we are not able to determine at this time how this recovery will impact our service revenue during 2011.

We recognize license revenue from direct sales and licensing agreements of our products and products from third parties including e-commerce sales made via our websites, licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue on a sell-in basis and bear no obligation after the license has been delivered to the reseller. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of mobile browsing products, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the years ended December 31, 2010 and 2009 was $48 and $40, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts database. We expense those costs as incurred.

The increase in cost of license revenue for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to increased direct costs, including a $1,945, or 31%, increase in royalty and credit card processing expenses which totaled $8,308 for the year ended December 31, 2010 as compared to $6,363 for the year ended December 31, 2009, resulting from increased sales of third party products including e-commerce sales. In addition, cost of licenses increased $110 from the commencement of the amortization of the iWay technology acquisition in June 2010. We also incurred increased support infrastructure costs for our e-commerce and browsing product lines during the year ended December 31, 2010. Due to anticipated e-commerce revenue growth, we expect that cost of licenses as a percentage of sales for 2011 will continue at a level above that reflected in our 2010 financial statements, until such time as revenue from sales of our type, automated marketing communication and print production, and browsing technologies begins to increase relative to the increase in e-commerce revenue. Quarterly results may vary based upon the mix of products sold during any particular quarter.

The decrease of $60 in cost of services revenue for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily due to a decrease in consulting services personnel including the reassignment of several consultants to research and development staff positions during the beginning in the second half of 2009 and continuing throughout 2010. Our cost of services infrastructure has remained relatively constant during 2010 and we expect our variable costs to increase as the demand for these services increases and also with the addition of support and consulting services for the iWay product which was acquired as part of the acquisition of the Press-Sense Ltd. assets.

Cost of revenue includes royalties and fees paid to third parties for the development of, or license of rights to, technology and/or unique typeface designs, costs incurred in the fulfillment of custom orders, costs incurred in providing customer support, maintenance, and training, and costs associated with the duplication, packaging and shipping of products. Cost of revenue also includes amortization of acquired-technology from the acquisition of assets from Press-Sense Ltd.

Operating Expenses:

	Year Ended December 31,
		% of Revenue		% of Revenue	Change
	2010		2009		Dollars	Percent
Marketing and selling	$3,711	16.0%	$3,605	16.8%	$106	2.9%
Research and development	7,180	31.0	4,992	23.2	2,188	43.8
General and administrative	4,341	18.8	3,053	14.2	1,288	42.2

Total operating expenses	$15,232	65.8%	$11,650	54.2%	$3,582	30.7%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising, and amortization expense from the acquisition of customer lists related to the iWay product. The increase in M&S expense for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was primarily the result of a $113 increase in travel, an increase in amortization of intangibles of $112 related to the acquisition of assets of Press-Sense Ltd. in 2010, an increase in professional marketing services and consulting of $102 and an increase in advertising and marketing activities of $50. The increases in travel and marketing activities were primarily the result of increased tradeshow participation during 2010. These increases were partially offset by a decrease in employee salaries and benefits of $189, including $78 in commissions due to a decrease in commissionable sales, and a decrease in facilities expenses allocated to M&S of $85. We expect that our M&S expense will increase in 2011 as we hire additional marketing and selling personnel.

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. R&D expense increased approximately $1,320 for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due to the increased resources related to the acquisition of the iWay products from Press-Sense Ltd. in June of 2010. R&D expense also increased approximately $85 due to increased resources in our India office. The remainder of the increase in R&D expense was primarily the result of an increase in US based personnel, increasing employee salaries and benefits of $431, an increase in facilities costs, including IT and communication costs for the BOLT product line, of $240, and an increase in professional services and subcontractors of $152. These increases were partially offset by a decrease in depreciation expense of $26. A substantial portion of the increase in R&D expenses in 2010 is directly related to the addition of Bitstream Israel, Ltd. resulting from the acquisition of certain assets of Press-Sense Ltd. We expect our development efforts and R&D expense to increase during 2011 reflecting a full year of those expenses and as we add additional personnel for the BOLT and automated marketing communication and print production product lines.

General and administrative (“G&A”) expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. G&A expense increased approximately $367 for the year ended December 31, 2010 as compared to the year ended December 31, 2009 due to the increased resources added by the acquisition of the iWay product from Press-Sense Ltd. in June of 2010. The G&A increase also included approximately $438 in acquisition costs from this acquisition. The remainder of the increase in G&A for the year ended December 31, 2010 as compared to the year ended December 31, 2009 was the result of increases in G&A personnel and temporary personnel costs of approximately $173, increases in director fees of approximately $230 due primarily to the addition of three board members during 2010 and increased stock compensation expense, and an increase of approximately $300 for professional services, including investor relations and business advisory services. These increases were partially offset by a decrease of bad debt expense of $298. We expect our non- acquisition G&A expense to increase during 2011 reflecting a full year of the costs associated with the resources added during 2010.

Interest and other income, net:

	Year Ended December 31,
		% of Revenue		% of Revenue	Change
	2010		2009		Dollars	Percent
Interest and other income, net	$176	0.8%	$59	0.3%	$117	198%

Other income is primarily interest income earned on cash, marketable securities, and money market instruments, interest expense primarily related to the amortization of bond premium, and foreign currency transaction gains and losses. Interest income for the years ended December 31, 2010 and 2009 was $282 and $20, respectively. Interest expense for the years ended December 31, 2010 and 2009 was $101 and $10, respectively. Foreign currency transaction gains (losses) for the years ended December 31, 2010 and 2009 were $(35) and $54, respectively. Interest income and interest expense have increased as compared to the prior year as we have invested a portion of our cash in corporate bonds and government and agency bonds.

Provision for income taxes:

	Year Ended December 31,
		% of Revenue		% of Revenue	Change
	2010		2009		Dollars	Percent
Provision for income taxes	$285	1.2%	$208	1.0%	$77	37.0%

The provision for income taxes for the year ended December 31, 2010 consisted of $236 of foreign withholding taxes, $44 of deferred federal income tax liability, $33 of Israel income tax, and $26 of India income tax, and $(54) of state income tax benefit. The tax provision for the year ended December 31, 2009 consisted of $111 of foreign withholding taxes, $82 of state income tax, and $15 of India income tax. Foreign withholding taxes vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States, including Taiwan, Korea and Poland.

YEAR ENDED DECEMBER 31, 2009 COMPARED TO YEAR ENDED DECEMBER 31, 2008

(in thousands, except percent amounts)

Gross Profit:

	Year Ended December 31,
		% of Revenue		% of Revenue	Change
	2009		2008		Dollars	Percent
Revenue
Software licenses	$16,804	78.2%	$18,868	78.6%	$(2,064)	(10.9)%
Services	4,685	21.8	5,140	21.4	(455)	(8.9)

Total revenue	21,489	100.0	24,008	100.0	(2,519)	(10.5)

Cost of Revenue
Software licenses	6,778	40.3	7,018	37.2	(240)	(3.4)
Services	2,060	44.0	2,408	46.8	(348)	(14.5)

Total cost of revenue	8,838	41.1	9,426	39.3	(588)	(6.2)

Gross Profit	$12,651	58.9%	$14,582	60.7%	$(1,931)	(13.2)%

The decrease in revenue from software licenses for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was attributable to decreases across all of our product lines. License revenue from direct sales, which includes e-commerce sales, decreased $1,445, or 11.5%, to $11,082 for the year ended December 31, 2009 as compared to $12,527 for the year ended December 31, 2008. License revenue from resellers decreased $401, or 31.4%, to $877 for the year ended December 31, 2009, as compared to $1,278 for the year ended December 31, 2008. License revenue from OEMs and ISVs decreased $218, or 4.3%, to $4,845 for the year ended December 31, 2009, as compared to $5,063 for the year ended December 31, 2008. The net decrease in direct and reseller revenue was due to decreases in the volume and variety of fonts and automated marketing communication and print production products licensed during the first six (6) months of 2009. Direct sales, including e-commerce began to recover during the third quarter of 2009 and increased in the third and fourth quarters of 2009 as compared to the same periods in 2008 . The decrease in OEM and ISV revenue was due to a decrease in the volume of new licenses, as well as license renewals and royalties received under existing license agreements because of decreases in reported unit shipments by certain OEM customers. We were affected by the global economic downturn, as were our customers, including various OEMs and ISVs who report product royalties on shipments of their products.

The decrease in revenue from services was primarily due to decreases in consulting, custom design and training services of $475 partially offset by an increase in maintenance and support contracts revenue of $20 associated with our automated marketing communication and print production and font technology product lines. Service revenue from direct sales decreased $308, or 7.9%, to $3,613 for the year ended December 31, 2009 as compared to $3,921 for the year ended December 31, 2008. Service revenue from resellers decreased $56, or 7.4%, to $705 for the year ended December 31, 2009 as compared to $761 for the year ended December 31, 2008. Service revenue from OEMs and ISVs decreased $91, or 19.9%, to $367 for the year ended December 31, 2009 as compared to $458 for the year ended December 31, 2008. Consulting, custom design and training services vary with specific requirements of customers and may be affected more by economic concerns as customers may delay design changes, custom development and training.

We recognize license revenue from direct sales and licensing agreements of our products and products from third parties including e-commerce sales made via our websites, licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue on a sell-in basis and bear no obligation after the license has been delivered to the reseller. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of mobile browsing products, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the years ended December 31, 2009 and 2008 was $40 and $55, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts database. We expense those costs as incurred.

The decrease in cost of license revenue for the year ended December 31, 2009 as compared to the year ended December 31, 2008 was primarily due to decreased direct costs, including royalty and credit card processing expenses of $367, or 5.4%, to $6,431 for the year ended December 31, 2009 as compared to $6,798 for the year ended December 31, 2008, from decreased sales of third party products including e-commerce sales. This decrease was partially offset by increases in support infrastructure costs for our e-commerce and browsing product lines. Due to anticipated e-commerce revenue growth, we expect that cost of licenses as a percent of sales for 2010 will increase and approximate the 41% cost of license revenue as a percent of license revenue experienced during the third and fourth quarters of 2009, until such time as revenue from sales of our type, automated marketing communication and print production and browsing technologies begin to increase relative to the increase recorded by e-commerce, though quarterly results may vary based upon the mix of products sold during any particular quarter.

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

Operating Expenses:

	Year Ended December 31,
		% of Revenue		% of Revenue	Change
	2009		2008		Dollars	Percent
Marketing and selling	$3,605	16.8%	$4,389	18.3%	$(784)	(17.9)%
Research and development	4,992	23.2	5,181	21.6	(189)	(3.6)
General and administrative	3,053	14.2	2,713	11.3	340	12.5

Total operating expenses	$11,650	54.2%	$12,283	51.2%	$(633)	(5.2)%

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. The decrease in M&S expense was the result of a $361, or 13%, decrease in employee salaries and benefits due to temporary headcount reduction and decreased commissionable sales, a decrease in travel of 43 or 29%, and a decrease of $291, or 42%, in advertising and marketing activities due primarily to the decrease in tradeshow participation during 2009, and a $94 or 27%, decrease in professional marketing services and consulting costs. The decrease in tradeshow costs included approximately $200 from the non-recurrence of the Drupa tradeshow during 2009. Drupa is held once every four years and was last held during the second quarter of 2008 in Düsseldorf, Germany.

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

Interest and other income, net:

	Year Ended December 31,
		% of Revenue		% of Revenue	Change
	2009		2008		Dollars	Percent
Interest and other income, net	$59	0.3%	$177	0.7%	$(118)	(66.7)%

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

Provision for income taxes:

	Year Ended December 31,
		% of Revenue		% of Revenue	Change
	2009		2008		Dollars	Percent
Provision for income taxes	$208	1.0%	$108	0.4%	$100	92.6%

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

LIQUIDITY AND CAPITAL RESOURCES (dollar amounts in thousands)

Historically, the Company has funded its operations through a combination of the public sale of equity securities, cash flows from operations, and cash received from certain divestitures. As of December 31, 2010, we had net working capital of $939 versus $16,586 at December 31, 2009, a decrease of $15,647 or 94%. Including long-term available-for-sale marketable securities, classified as long-term due to stated maturity dates that are longer than one year, we had adjusted net working capital of $9,036 at December 31, 2010 versus $16,586 at December 31, 2009.

The change in cash from operating activities resulted primarily from our net income (loss) after consideration for non-cash expenses which decreased cash for the year ended December 31, 2010 by $714 and increased cash for the year ended December 31, 2009 by $1,769. We used net cash in investing activities of $14,740 and $513 for the years ended December 31, 2010 and 2009, respectively, of which $214 and $527, respectively, was used for the purpose of investing in additional property and equipment and intangible assets, as well as net changes to restricted cash of $(8) and $14, respectively. Cash used in investing activities for the year ended December 31, 2010 also included $6,528 for the acquisition of certain assets of Press-sense Ltd., as well as $7,990 for purchases, net of proceeds from sales, of long-term marketable securities. Our financing activities for the years ended December 31, 2010 and 2009 provided cash of $596 and $505, respectively, from the exercise of stock options.

We conduct our operations in leased facilities. In June 2009, we entered into a ten-year lease agreement for 27,000 square feet of office space with the right of first refusal on an additional 4,000 square feet in a building located in Marlborough, Massachusetts. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments began after three (3) free months of rent and increase approximately 2% per annum. The total commitment under the lease is approximately $5,390, net of a tenant allowance of $411. We record rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. This lease agreement also required us to obtain a Letter of Credit in the amount of $136 to be in place through October 31, 2019, which we collateralized with a certificate of deposit classified as a long-term restricted asset on our Balance Sheet.

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a thirty-three (33) month lease agreement in Nodia India. This lease agreement commenced May 1, 2008 and obligates us to make monthly payments including service taxes. Our total financial commitment during the thirty-three (33) month lease period is approximately $132 U.S. dollars. In January 2011, Bitstream India Pvt. Ltd., exercised the option to renew the lease agreement for an additional twenty-seven (27) months. Our total financial commitment during the twenty-seven (27) month renewal period is approximately $147 U.S. dollars.

Subsequent to the year ended December 2010, Bitstream Israel Ltd., our wholly-owned subsidiary, entered into a thirty-six (36) month lease agreement in Caesarea, Israel in January 2011. This lease agreement commences April 15, 2011 and obligates us to make semi-annual payments including service taxes. Our total financial commitment during the thirty-six (36) month lease period is approximately $384 U.S. dollars. This lease agreement also required us to obtain a bank guarantee backed by our cash deposits in the amount of approximately $56 U.S. dollars to be in place through May 14, 2014. The bank guarantee will be classified as a long-term restricted asset on our Balance Sheet.

The future minimum annual lease payments, as of December 31, 2010, under our leased facilities and equipment are as follows:

Operating leases:
2011	$702
2012	725
2013	693
2014	556
2015	570
Thereafter	2,182

Total	$5,428

As of December 31, 2010, we had no material commitments for capital expenditures.

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

Recent Accounting Pronouncements Not Yet Effective

In December 2010, the FASB issued updated accounting guidance related to the calculation of the carrying amount of a reporting unit when performing the first step of a goodwill impairment test. More specifically, this update will require an entity to use an equity premise when performing the first step of a goodwill impairment test and if a reporting unit has a zero or negative carrying amount, the entity must assess and consider qualitative factors and whether it is more likely than not that a goodwill impairment exists. The new accounting guidance is effective for public entities, for impairment tests performed during entities’ fiscal years (and interim periods within those years) that begin after December 15, 2010. Early application is not permitted. We will adopt the new disclosures in the first quarter of fiscal 2011, however as we currently do not have any reporting units with a zero or negative carrying amount, we do not expect the adoption of this guidance to have an impact on our consolidated financial statements.

In December 2010, the FASB issued updated accounting guidance to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. The new accounting guidance is effective for business combinations consummated in periods beginning after December 15, 2010, and should be applied prospectively as of the date of adoption. Early adoption is permitted. We will adopt the new disclosures in the first quarter of fiscal 2011. We do not believe that the adoption of this guidance will have a material impact to our consolidated financial statements.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

FINANCIAL INSTRUMENTS

As of December 31, 2010 the Company had long-term investments of $8,097 consisting of federal government and government agency bonds and corporate bonds which are valued using quoted market prices in active markets. Our investments in marketable securities, corporate and government bonds are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity.

PRIMARY MARKET RISK EXPOSURES

Our primary market risk exposures are in the areas of interest rate risk and foreign currency exchange rate risk. Our investment portfolio of cash equivalent and short-term investments is subject to interest rate fluctuations, but we believe this risk is immaterial due to the short-term nature of these investments. Our exposure to currency exchange rate fluctuations has been and is expected to continue to be modest due to the fact that the operations of our international subsidiaries, Bitstream India Private Limited, and Bitstream Israel Ltd., are conducted partially in local currencies. Bitstream India Private Limited and Bitstream Israel Ltd. are translated into U.S. dollars and consolidated for reporting purposes. Currently, we do not engage in foreign currency hedging activities.

ITEM 8. Financial Statements and Supplementary Data

The index to Financial Statements appears on page F-1, the Report of Independent Registered Public Accounting Firm appears on page F-2, and the Financial Statements and Notes to Financial Statements appear on pages F-3 to F-25 and are incorporated in this Item 8 by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

Managements’ Evaluation of our Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our “disclosure controls and procedures,” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), with the participation of our management, have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. It should be noted that any system of controls is designed to provide reasonable, but not absolute, assurances that the system will achieve its stated goals under reasonably foreseeable future circumstances. Our principal executive officer and principal financial officer have concluded that, as of such date, the Company’s disclosure controls and procedures are effective at a level that provides such reasonable assurances.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, together with related pronouncements issued by both the Public Company Accounting Oversight Board and the U.S. Securities and Exchange Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, management concluded our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There was no change in the internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

Certain information required by Part III is omitted from this report in that the Company will file a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this report and certain information included therein is incorporated herein by reference. Only those sections of the Company’s definitive proxy statement for its Annual Meeting of Stockholders expected to be held on May 12, 2011 that specifically address matters required to be disclosed under the items set forth herein are incorporated by reference. Such incorporation does not include the Compensation Committee Report or the Performance Graph included in the Company’s definitive proxy statement for its Annual Meeting of Stockholders expected to be held on May 12, 2011.

ITEM 10. Directors, Executive Officers and Corporate Governance

The information concerning the executive officers of the Company required by this Item is contained in the section entitled “Executive Officers of the Registrant” in Item 1, Part I of this report. The information required by this Item concerning directors is incorporated herein by reference to the information expected to appear in the section entitled “Nominees for Directors” to be contained in our definitive proxy statement for our Annual Meeting of Stockholders expected to be held on May 12, 2011, and which we expect will be filed with the SEC on or before May 2, 2011.

The information with respect to any delinquent filings of reports pursuant to Section 16(a) of the Exchange Act is incorporated herein by reference to the information expected to appear in the section entitled “Principal and Management Stockholders—Section 16(a) Beneficial Ownership Reporting Compliance” to be contained in our definitive proxy statement for our Annual Meeting of Stockholders expected to be held on May 12, 2011.

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

The information with respect to audit committee financial expert and identification of the audit committee of the Board of Directors required by this Item is incorporated herein by reference to the information expected to appear in the section entitled “Corporate Governance” to be contained in our definitive proxy statement for our Annual Meeting of Stockholders expected to be held on May 12, 2011.

ITEM 11. Executive Compensation

Information required by this Item is incorporated herein by reference to the information expected to appear in the section entitled “Executive Compensation” to be contained in our definitive proxy statement for our Annual Meeting of Stockholders expected to be held on May 12, 2011.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required by this Item, other than the following table, is incorporated herein by reference to the information expected to appear in the section entitled “Principal and Management Stockholders” to be contained in our definitive proxy statement for our Annual Meeting of Stockholders expected to be held on May 12, 2011.

The following table presents information regarding the Company’s equity compensation plans at December 31, 2010:

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS, AND RIGHTS	WEIGHTED AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS(1)
Equity compensation plans approved by shareholders	1,228,176	$4.838	1,189,401
Equity compensation plans not approved by shareholders	—	—	—

TOTAL	1,228,176	$4.838	1,189,401

(1)	Includes options and warrants granted to purchase shares of Bitstream Inc. Class A Common Stock, as well, as restricted stock awards. Additional data may be found in the Notes to Consolidated Financial Statements included herewith.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Information required by this Item, if any, is incorporated herein by reference to the information, if any, expected to appear in the sections entitled “Certain Relationships and Related Transactions” and “PROPOSAL No. 1-ELECTION OF DIRECTORS” to be contained in our definitive proxy statement for our Annual Meeting of Stockholders expected to be held on May 12, 2011.

ITEM 14. Principal Accounting Fees and Services

Information required by this Item is incorporated herein by reference to the information expected to appear in the sections entitled “Principal Accounting Fees and Services” to be contained in our definitive proxy statement for our Annual Meeting of Stockholders expected to be held on May 12, 2011.

Part IV

ITEM 15. Exhibits, Financial Statements, and Reports on Form 8-K

1. Financial Statements.

(a)	The following documents are included as part of this report:

(1)	Financial Statements

Report of Independent Registered Public Accounting Firm at December 31, 2010 and December 31, 2009, and the results of operations and their cash flows for each of the three years in the period ended December 31, 2010

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Stockholders’ Equity and Comprehensive Income (Loss)

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

Exhibit No.	Description
3.1.1	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

3.1.2	Certificate of Amendment to Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1.2 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

3.2.1	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

3.2.2	Bylaw Amendments adopted by the Board of Directors of the Company on November 6, 1998 (incorporated by reference to Exhibit 2 to the Company’s current report on Form 8-K filed on November 16, 1998).

4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

4.2	Rights Agreement dated as of November 12, 1998, between the Company and BankBoston N.A., as rights agent, which includes: as Exhibit A thereto, the form of Certificate of Designation of Series A Junior Participating, Preferred Stock of the Company; as Exhibit B thereto, the Form of Right Certificate; and as Exhibit C thereto, the summary of Rights to Purchase Preferred Shares. (incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K filed on November 16, 1998).

Exhibit No.	Description
10	MATERIAL CONTRACTS

10.1	Agreement and Plan of Recapitalization dated October 28, 1994 (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on September 6, 1996).

10.2	Form of Indemnification Agreement between the Company, its directors and certain of its officers (incorporated by reference to Exhibit 10.9 to Pre-effective Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 333-11519, filed on October 15, 1996).

10.3	1997 Stock Plan (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1996).

10.4	Bitstream, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.5	Pageflex, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.6	MyFonts.com, Inc. 2000 Stock Plan (incorporated by reference to Exhibit 4.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.7	Bitstream, Inc. 2006 Incentive Compensation Plan (incorporated by reference to Exhibit A to the Company’s 2006 Proxy Statement for the June 1, 2006 Annual Meeting filed April 26, 2006).

10.8	Lease between Normandy Nickerson Road, LLC. and the Company date June 22, 2009 (incorporated by reference to Exhibit 10.12 to the Company’s Quarterly Report on Form 10Q for the quarter ended June 30, 2009).

10.9

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

†10.10	Severance Agreement, dated as of April 15, 2010, by and between Bitstream Inc. and Anna M. Chagnon (incorporated by reference to Exhibit 99(1) to the Company’s Form 8-K filed on April 28, 2010).

†10.11	Severance Agreement, dated as of April 15, 2010, by and between Bitstream Inc. and James P. Dore (incorporated by reference to Exhibit 99(2) to the Company’s Form 8-K filed on April 28, 2010).

†10.12	Severance Agreement, dated as of April 15, 2010, by and between Bitstream Inc. and Costas Kitsos (incorporated by reference to Exhibit 99(3) to the Company’s Form 8-K filed on April 28, 2010).

†10.13	Severance Agreement, dated as of April 15, 2010, by and between Bitstream Inc. and Sampo Kaasila (incorporated by reference to Exhibit 99(4) to the Company’s Form 8-K filed on April 28, 2010).

†10.14	Severance Agreement, dated as of April 15, 2010, by and between Bitstream Inc. and John S. Collins (incorporated by reference to Exhibit 99(5) to the Company’s Form 8-K filed on April 28, 2010).

*10.15	Lease between Paz-Gal Transport for Industry Ltd. and Bitstream Israel Ltd. dated January 23, 2011.

Exhibit No.	Description
21	SUBSIDIARIES OF THE REGISTRANT

*21.1	Subsidiaries of the Registrant

23	CONSENTS

*23.1	Consent of PricewaterhouseCoopers LLP

*23.2	Consent of Kost Forer Gabbay & Kasierer, A Member of Ernst & Young Global

31	CERTIFICATIONS

*31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

*31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**

*32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

99	EXHIBITS

99.1	Press Release of Bitstream, Inc. dated August 13, 2010 (filed as Exhibit 99.1 to Bitstream, Inc.’s Current Report on Form 8-K as filed with the SEC on August 17, 2010 and incorporated herein by reference).
99.2	Audited carve-out financial statements of Press-Sense Ltd. (filed as Exhibit 99.1 to Bitstream, Inc. Amendment No. 1 to Current Report on Form 8-K/A as filed with the SEC on August 18, 2010 and incorporated herein by reference).

99.3	Unaudited pro forma combined financial statements (filed as Exhibit 99.2 to Bitstream, Inc. Amendment No. 1 to Current Report on Form 8-K/A as filed with the SEC on August 18, 2010 and incorporated herein by reference).

99.4	Letter to Columbia Pacific dated August 27, 2010 (filed as Exhibit 99.1 to Bitstream, Inc. Current Report on Form 8-K as filed with the SEC on August 27, 2010 and incorporated herein by reference).

99.5	Letter to Millenium dated August 27, 2010 (filed as Exhibit 99.2 to Bitstream, Inc. Current Report on Form 8-K as filed with the SEC on August 27, 2010 and incorporated herein by reference).

*	Filed herewith.
**	Certification is not deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section. Such certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.
†	Constitutes a management contract or compensatory plan or arrangement.

(b)	Reports on Form 8-K:

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Marlborough, Commonwealth of Massachusetts on this 31st day of March, 2011.

BITSTREAM INC.

By:	/S/ ANNA M. CHAGNON
Anna M. Chagnon
Principal Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/S/ ANNA M. CHAGNON Anna M. Chagnon	President, Chief Executive Officer, and Director	March 31, 2011

/S/ JAMES P. DORE James P. Dore	Vice President and Principal Financial and Accounting Officer	March 31, 2011

/S/ AMOS KAMINSKI Amos Kaminski	Chairman of the Board, and Director	March 31, 2011

/S/ GEORGE B. BEITZEL George B. Beitzel	Director	March 31, 2011

/S/ JONATHAN H. KAGAN Jonathan H. Kagan	Director	March 31, 2011

/S/ MELVIN L. KEATING Melvin L. Keating	Director	March 31, 2011

/S/ RAUL K. MARTYNEK Raul K. Martynek	Director	March 31, 2011

BITSTREAM INC. AND SUBSIDIARIES

BITSTREAM INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Bitstream Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity and comprehensive income (loss), and of cash flows present fairly, in all material respects, the financial position of Bitstream Inc. and its subsidiaries at December 31, 2010 and December 31, 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts

March 31, 2011

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$3,057	$17,915
Accounts receivable, net of allowance of $33 and $283 at December 31, 2010 and 2009, respectively.	1,999	1,689
Prepaid expenses and other current assets	750	790
Investments	114	114

Total current assets	5,920	20,508

Property and equipment, net	606	643
Other	187	148
Goodwill	3,526	727
Intangible assets, net	3,479	78
Long-term investments	8,097	—

Total assets	$21,815	$22,104

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,028	$1,091
Accrued payroll and other compensation	746	261
Other accrued expenses	794	808
Deferred revenue	2,413	1,762

Total current liabilities	4,981	3,922

Long-term deferred revenue	105	—

Long-term deferred rent	530	536

Total liabilities	5,616	4,458

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value: 6,000 shares authorized; no shares issued or outstanding at December 31, 2010 and 2009	—	—
Common stock, $0.01 par value:
Class A: 30,000 shares authorized; 10,349 and 10,120 shares issued and 10,349 and 9,953 shares outstanding at December 31, 2010 and 2009, respectively	103	101
Class B: 500 shares authorized; no shares issued or outstanding at December 31, 2010 and 2009	—	—
Additional paid-in capital	35,612	35,043
Accumulated deficit	(19,710)	(16,474)
Treasury stock, at cost; 167 shares at December 31, 2009	—	(994)
Accumulated other comprehensive income (loss)	194	(30)

Total stockholders’ equity	16,199	17,646

Total liabilities and stockholders’ equity	$21,815	$22,104

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

	Years Ended December 31,
	2010	2009	2008
Revenue:
Software licenses	$18,344	$16,804	$18,868
Services	4,800	4,685	5,140

Total revenue	23,144	21,489	24,008

Cost of revenue:
Software licenses	9,039	6,778	7,018
Services	2,000	2,060	2,408

Cost of revenue	11,039	8,838	9,426

Gross profit	12,105	12,651	14,582

Operating expenses:
Marketing and selling	3,711	3,605	4,389
Research and development	7,180	4,992	5,181
General and administrative	4,341	3,053	2,713

Total operating expenses	15,232	11,650	12,283

Operating income (loss)	(3,127)	1,001	2,299

Interest and other income, net	176	59	177

Income (loss) before provision for income taxes	(2,951)	1,060	2,476
Provision for income taxes	285	208	108

Net income (loss)	$(3,236)	$852	$2,368

Basic net income (loss) per share	$(0.33)	$0.09	$0.25

Diluted net income (loss) per share	$(0.33)	$0.08	$0.23

Basic weighted average shares outstanding	9,923	9,782	9,596

Diluted weighted average shares outstanding	9,923	10,249	10,254

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(IN THOUSANDS)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Treasury Stock		Total Stockholders’ Equity
	Number of Shares	$ Amount				Number of Shares	Cost
BALANCE, DECEMBER 31, 2007	10,066	$101	$36,163	$(19,694)	$—	96	$(583)	$15,987
Comprehensive income:
Net income	—	—	—	2,368	—	—	—	2,368
Other comprehensive loss	—	—	—	—	(19)	—	—	(19)

Total comprehensive income								2,349

Issuance of common stock and reissuance of treasury stock under stock compensation plans	50	—	(848)	—	—	(241)	1,415	567
Issuance of restricted shares	—	—	(297)	—	—	(50)	297	—
Stock-based compensation expense	—	—	707	—	—	—	—	707
Purchase of treasury shares	—	—	—	—	—	697	(4,118)	(4,118)

BALANCE, DECEMBER 31, 2008	10,116	101	35,725	(17,326)	(19)	502	(2,989)	15,492
Comprehensive income:
Net income	—	—	—	852	—	—	—	852
Other comprehensive loss	—	—	—	—	(11)	—	—	(11)

Total comprehensive income								841

Issuance of common stock and reissuance of treasury stock under stock compensation plans	4	—	(1,193)	—	—	(285)	1,698	505
Issuance of restricted shares	—	—	(297)	—	—	(50)	297	—
Stock-based compensation expense	—	—	808	—	—	—	—	808

BALANCE, DECEMBER 31, 2009	10,120	101	35,043	(16,474)	(30)	167	(994)	17,646
Comprehensive loss:
Net loss	—	—	—	(3,236)	—	—	—	(3,236)
Other comprehensive income	—	—	—	—	224	—	—	224

Total comprehensive loss								(3,012)

Issuance of common stock and reissuance of treasury stock under stock compensation plans	195	2	175	—	—	(70)	419	596
Issuance of restricted shares	34	—	(575)	—	—	(97)	575	—
Stock-based compensation expense	—	—	969	—	—	—	—	969

BALANCE, DECEMBER 31, 2010	10,349	$103	$35,612	$(19,710)	$194	—	$—	$16,199

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

	Year Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,236)	$852	$2,368
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	969	808	707
Depreciation and amortization	289	285	301
Amortization on intangible assets	252	28	37
Amortization of purchased premium on marketable securities	88	—	—
Unrealized foreign currency loss	30	—	—
Changes in operating assets and liabilities:
Accounts receivable	(310)	138	418
Prepaid expenses and other assets	46	(390)	(67)
Accounts payable	(63)	259	(304)
Accrued payroll and other compensation	485	(796)	(175)
Other accrued expenses	(14)	224	53
Deferred revenue (long and short-term)	756	(175)	217
Deferred rent (long and short-term)	(6)	536	(40)

Net cash (used in) provided by operating activities	(714)	1,769	3,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(172)	(502)	(159)
Additions to intangible assets	(42)	(25)	(51)
Change in restricted cash	(8)	14	—
Purchases of marketable securities	(9,491)	—	—
Proceeds from sale of marketable securities	1,501	—	—
Acquisition of assets of Press-Sense Ltd.	(6,528)	—	—

Net cash (used in) investing activities	(14,740)	(513)	(210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	—	(4,118)
Proceeds from exercise of stock options/warrants	596	505	567

Net cash (used in) provided by financing activities	596	505	(3,551)

EFFECT OF FOREIGN CURRENCY EXCHANGE RATES ON CASH AND CASH EQUIVALENTS	—	(8)	(12)

Net Increase (Decrease) in Cash and Cash Equivalents	(14,858)	1,753	(258)
Cash and Cash Equivalents, beginning of period	17,915	16,162	16,420

Cash and Cash Equivalents, end of period	$3,057	$17,915	$16,162

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$9	$10	$11
Cash paid for income taxes	$234	$92	$62

The accompanying notes are an integral part of these consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(dollar amounts in thousands)

All references to “Bitstream,” “we,” “us,” “our,” or “Company” refer to Bitstream Inc. and its subsidiaries. Except as otherwise noted, all reported dollar amounts are in thousands.

(1) Operations and Significant Accounting Policies:

The Company is a software development company focused on bringing innovative and proprietary software products to a wide variety of markets. Our core software products include award-winning fonts and font rendering technologies, mobile browsing and messaging technologies, variable data publishing and web-to-print technologies, and multi-channel communications technologies.

The Company is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. The Company has also experienced net losses in the current year and negative operating cash flows, and as of December 31, 2010 has an accumulated deficit of approximately $20 million.

(a) Use of Estimates

The accompanying consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying consolidated financial statements and notes. The preparation of the accompanying consolidated financial statements requires the use of certain estimates by us in determining our assets, liabilities, revenues and expenses. Significant estimates in these financial statements include revenue recognition, the valuation acquired intangible assets and goodwill, share-based compensation, income taxes and the valuation of deferred tax assets, and the allowance for doubtful accounts receivable. Actual results may differ from these estimates.

(b) Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries: Bitstream India Private Limited (an India Corporation) and Bitstream Israel Ltd. (an Israel Corporation). All material intercompany transactions and balances have been eliminated in consolidation.

(c) Disclosures about Segments of an Enterprise

We conduct our operations in one business segment with three major product lines: fonts and font technology, mobile browsing and messaging technology, and automated marketing communication and print production technology.

(d) Revenue Recognition

We derive revenue from the license of our software products, and from consulting and support and maintenance services. Primarily, we recognize revenue when persuasive evidence of an arrangement exists, the product has been delivered or services have been provided, the fee is fixed or determinable, and collection of the fee is probable.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

Multiple-element arrangements:

We recognize revenue under multiple-element arrangements using the residual method when vendor-specific objective evidence (“VSOE”) of fair value exists for all of the undelivered elements under the arrangement. Under the residual method, the arrangement consideration is first allocated to undelivered elements based on vendor-specific objective evidence of the fair value for each element and the residual amount is allocated to the delivered elements. Arrangement consideration allocated to undelivered elements is deferred and recognized as revenue when the elements are delivered, if all other revenue recognition criteria are met. We have established sufficient vendor-specific objective evidence for the value of our training and maintenance services, based on the price charged when these elements are sold separately. VSOE of the fair value of maintenance services is supported by substantive renewal rates within customer contracts. Accordingly, software license revenue is recognized under the residual method in arrangements in which software is licensed with training or maintenance services.

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

Revenue from end user product sales is recognized upon delivery of the software, net of estimated returns and allowances, and when collection is probable. End user sales include e-commerce revenue generated from our websites from the licensing of Bitstream fonts, subscription licenses for our browser, licensing of fonts developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral revenue is recognized at the net amount received by Bitstream and for the years ended December 31, 2010, 2009, and 2008 was $48, $40, and $55, respectively. There are minimal costs associated with the referral program, and primarily represent the time to load copies of the fonts provided by each participating foundry for addition to the MyFonts database. We expense those costs as incurred.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

We recognize revenue from support and maintenance agreements ratably over the term of the agreement.

Deferred revenue includes unearned software support and maintenance revenue, and advanced billings for unrecognized revenue from contracts.

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

(e) Research and Development Expenses

We sell products in a market that is subject to rapid technological change, new product development and changing customer needs. For software developed for sale, the time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short, and consequently, the amounts that could be capitalized are not material to our financial position or results of operations. We initiated a Software as a Service offering at the end of 2010, which is expected to begin generating revenue in 2011. The costs to convert already developed technology to software as a service were immaterial and expensed as incurred. Therefore, we have charged all costs related to software development to research and development expense in the period incurred.

(f) Stock-Based Compensation

Under the fair value recognition provisions of the authoritative guidance, stock-based compensation expense is measured at the grant date based on the fair value of the award, net of an estimated forfeiture rate, and is recognized on a straight-line basis over the requisite service period, which is the vesting period.

(g) Cash and Cash Equivalents

As of December 31, 2010, cash and cash equivalents included bank deposits and money market instruments. We consider all highly liquid investments with original maturities of three months or less at the time of acquisition to be cash equivalents and record such investments at cost plus accrued interest, which approximates fair value. As of December 31, 2010 and 2009 cash equivalents were $169 and $10, respectively.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

(h) Property and Equipment

Property and equipment are stated at historical cost, less accumulated depreciation and amortization. Property and equipment consists of the following:

	December 31,
	2010	2009
Computer Equipment	$2,027	$1,914
Purchased software	439	425
Furniture and fixtures	624	586
Leasehold improvements	100	88

	3,190	3,013
Less—Accumulated depreciation and amortization	2,584	2,370

Property and equipment, net	$606	$643

Depreciation is provided on a straight-line basis over the estimated useful lives of the related assets as follows:

Asset Classification	Estimated Useful Life
Equipment and computer software	3 Years
Purchased software	3 Years
Furniture and fixtures	5 Years
Leasehold improvements	Estimated useful life, or the lease term, whichever is shorter

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 was $289, $285, and $301, respectively.

(i) Foreign Currency Remeasurement and Transactions

The functional currency for our foreign subsidiaries is the U.S. Dollar. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America denominated in other currencies are remeasured into U.S. dollars using period-end exchange rates. Revenue and expense accounts are remeasured at the monthly average rates in effect during the period. The effects of the remeasurement of the balances of our newly acquired Israel subsidiary (see Note 5) and our India subsidiary are included as gains (losses) and reported as other income (loss) in the statement of operations.

Transaction gains (losses) for the years ended December 31, 2010, 2009 and 2008 were $(35), $54, and $(15), respectively, and recorded within interest and other income, net in the consolidated statements of operations.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

(j) Off-Balance Sheet Risk and Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. We place a majority of our cash investments in one highly-rated financial institution. We have not experienced significant losses related to receivables from any individual customers or groups of customers in any specific industry or by geographic area. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At December 31, 2010, two customers accounted for 23% and 16% of our accounts receivable. We do not have any off-balance sheet risks as of December 31, 2010 or 2009. At December 31, 2009, two customers accounted for 27% and 24% of our accounts receivable. For the years ended December 31, 2010, 2009, and 2008, no single customer accounted for 10% or greater of our revenue.

(k) Goodwill and Other Intangible Assets

Goodwill

Goodwill resulted from the acquisitions of Type Solutions, Inc. and Alaras Corporation, both acquired in 1998, as well as the purchase of certain assets from Press-Sense Ltd. on June 3, 2010. Goodwill was $3,526 and $727 at December 31, 2010 and 2009, respectively. The change in the carrying amount of goodwill for the year ended December 31, 2010 is as follows:

Balance January 1, 2010	$727
Goodwill related to the purchase of assets from Press-Sense Ltd.	2,799

Balance December 31, 2010	$3,526

Goodwill is not amortized, but is required to be reviewed annually for impairment, or more frequently if impairment indicators arise. The Company has determined that it does not have separate reporting units and thus goodwill is tested for impairment based upon an enterprise wide valuation. The Company has not recorded any impairment charges related to goodwill.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

Other Intangible Assets

The carrying amounts of other intangible assets were $3,479 and $78 as of December 31, 2010 and 2009, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes other intangible assets over their estimated useful lives on a straight-line basis. Marketing-related intangibles have useful lives of four to eight years. Technology-based intangible assets have useful lives of five to twelve years. The weighted average useful life of other intangible assets is 9 years.

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

The components of the Company’s other intangible assets are as follows:

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$2,292	$(195)	$2,097
Technology-based	2,069	(687)	1,382

Total	$4,361	$(882)	$3,479

	December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Marketing-related	$85	$(81)	$4
Technology-based	623	(549)	74

Total	$708	$(630)	$78

Amortization expense for marketing-related intangible assets included in marketing and selling expense was $112 for the year ended December 31, 2010. Amortization expense for technology-related intangible assets included as cost of revenue was $109 for the year ended December 31, 2010. Amortization expense for intangible assets included as general and administrative expense for the years ended December 31, 2010, 2009 and 2008 was $31, $28 and $37, respectively.

Estimated Amortization Expense:
2011	$412
2012	404
2013	396
2014	391
2015	383
Thereafter	1,493

Total	$3,479

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

(l) Recently Issued Accounting Standards

The Company reviews and evaluates recent pronouncements that have had or may have a significant effect on our financial statements. The Company has not included a discussion of recent pronouncements below as none are anticipated to have an impact on or are unrelated to our financial condition, results of operations, or disclosures.

(m) Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and adjustments to stockholders’ equity for historical foreign currency translation. For the purposes of comprehensive income (loss) disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation, as the Company intends to permanently reinvest undistributed earnings in its foreign subsidiaries in accordance with authoritative guidance.

Accumulated other comprehensive income (loss) consisted of the following at December 31:

	2010	2009
Unrealized gain on investments in marketable securities, net	$194	$—
Foreign currency adjustment, net of tax of $0	—	(30)

Accumulated other comprehensive income (loss)	$194	$(30)

(n) Reclassifications

Certain amounts in the accompanying financial statements have been reclassified to conform to current year presentation.

(2) Income Per Share:

Basic earnings or loss per share is determined by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Diluted earnings-per share reflects the effect of the conversion of potentially dilutive securities, such as stock options and warrants, based on the treasury stock method. A reconciliation of basic and diluted weighted average shares outstanding for basic and diluted earnings per share is as follows:

	2010	2009	2008
Weighted average shares outstanding	9,923	9,782	9,596
Dilutive effect of options	—	447	658
Dilutive effect of restricted shares	—	20	—

Shares used to compute diluted net income per share	9,923	10,249	10,254

In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. As a result, there is no difference between the Company’s basic and diluted loss per share for year ended December 31, 2010. If the Company had reported a profit for the year ended December 31, 2010, the potential common shares would have increased the weighted average shares outstanding by 603.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

In addition, there were warrants and options outstanding to purchase 511, 437, and 605 shares for the years ended December 31, 2010, 2009, and 2008, respectively, that were not included in the potential common share computations because their exercise prices were greater than the average market price of our common stock. These common stock equivalents are antidilutive even when a profit is reported in the numerator.

(3) Income Taxes:

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

A reconciliation between the provision for income taxes computed at statutory rates and the amount reflected in the accompanying consolidated statements of operations as a percentage of pre-tax income is as follows:

	Year Ended December 31,
	2010	2009	2008
U.S. Federal statutory rate	34.0%	34.0%	34.0%
State income taxes, net of federal benefit	3.7	8.2	7.6
Foreign taxes, including withholding taxes	(8.0)	10.4	3.3
Domestic net operating loss carryforwards and change in valuation allowance	(46.0)	(16.6)	(35.9)
Foreign tax credits	8.0	(10.4)	—
Federal and state research and development credits	5.0	(11.1)	—
Incentive stock option expense	(4.8)	—	—
Other	(1.5)	5.1	(4.6)

Provision (benefit) for income taxes	(9.6)%	19.6%	4.4%

Foreign taxes include foreign withholding taxes which vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States including Taiwan, Korea, Israel and Poland, as well as foreign taxes paid by Bitstream India Pvt. Ltd., our subsidiary, in India. The following is a summary of the components of the provision for income taxes:

	Year Ended December 31,
	2010	2009	2008
Current:
Federal (benefit) expense	$43	$—	$—
State (benefit) expense	(54)	82	13
Foreign (benefit) expense	296	126	95

Total	$285	$208	$108

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

The significant items composing the net deferred tax asset and liabilities are as follows:

	Year Ended December 31,
	2010	2009
Net operating loss carryforwards	$3,254	$2,223
Tax credit carryforwards	2,248	1,867
Other temporary differences	438	480

Gross deferred tax asset	5,940	4,570
Valuation allowance	(5,940)	(4,570)

Net deferred tax asset	$—	$—

Goodwill	$(43)	$—

Net deferred tax liabilities	$(43)	$—

As of December 31, 2010, we have recorded a deferred tax asset of approximately $1,183 related to the benefit of deductions from stock options included in the net operating loss carryforwards (“NOL”) and fully reserved against in the valuation allowance. When and if we realize this asset, this benefit will be recorded as a credit to additional paid-in capital. The following is a summary of foreign and domestic pretax income (loss):

	Year Ended December 31,
	2010	2009	2008
Foreign income	$165	$37	$23
Domestic income (loss)	(3,116)	1,023	2,453

Total pretax income (loss)	$(2,951)	$1,060	$2,476

At December 31, 2010, the Company had U.S. federal and state NOL carryforwards of $14,716 and $3,567, respectively, of which the benefit of approximately $9,030 and $973, respectively, when realized, will be recorded as a credit to additional paid-in capital.

The Company’s NOL carry-forwards begin to expire in 2020 for federal purposes and in 2011 for state purposes. The Company also had U.S. federal and state research and development credit (“R&D Credit”) carryforwards of $1,088 and $409, respectively. These R&D credit carryforwards begin to expire in 2011 for federal purposes and 2016 for state purposes. As of December 31, 2010, we have foreign tax credit carryforwards of $726. These foreign tax credit carryforwards begin to expire in 2012.

In 1998, the Company experienced a change in ownership as defined by Section 382 of the Internal Revenue Code. In general, an ownership change, as defined by Section 382, results from transactions increasing the ownership of certain shareholders or public groups in the stock of a corporation by more than 50 percentage points over a three-year period. The Company raised capital through their initial issuance of common stock in 1996 which, combined with shareholders’ subsequent disposition of those shares, resulted in a change of control as defined by Section 382. As of December 31, 2010, all of the limited NOLs from 1998 have been utilized. Subsequent ownership changes, as defined in Section 382, could limit the amount of net operating loss carryforwards and research and development credits that can be utilized annually to offset future taxable income.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

In June 2006, the FASB issued authoritative guidance clarifying the criteria that an individual tax position must satisfy in order for some or all of the benefits of that position to be recognized in a company’s financial statements. The Company adopted this guidance on January 1, 2007, the implementation of which did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 31, 2009 and 2010, the Company had no unrecognized tax benefits. The Company has not conducted a study of its research and development credit carryforwards. Such a study may result in an adjustment to the Company’s research and development credit carryforwards; however, until a study is completed and any adjustment is known, no amounts are being presented as an uncertain tax position under this guidance. A full valuation allowance has been provided against the Company’s research and development credits and, if an adjustment is required, this adjustment would be offset by an adjustment to the valuation allowance. Thus, there would be no impact to the consolidated balance sheet or statement of operations if an adjustment were required.

We recognize interest and penalties related to uncertain tax positions in income tax expense. As of December 31, 2010, we had no accrued interest or penalties related to uncertain tax positions. The tax years 2006 through 2010 remain open to examination by the major taxing jurisdictions to which we are subject. We have determined that it is more likely than not that the deferred tax assets will not be realized, therefore, a valuation allowance has reduced the net deferred tax assets to zero. We have made permanent investments in two foreign subsidiaries, Bitstream Israel Ltd. and Bitstream India Private Ltd. Therefore, we do not provide for U.S. income taxes applicable to the undistributed earnings.

(4) Other Accrued Expenses:

Accrued expenses consist of the following:

	December 31,
	2010	2009
Professional and consulting services	$343	$359
Royalties	127	78
Other	324	371

Total	$794	$808

(5) Acquisition:

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

The results of operations of the Press-Sense assets have been included in the consolidated financial statements since June 3, 2010.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

The acquisition was accounted for using the purchase method of accounting in accordance with appropriate standards. The following table summarizes the allocation of the purchase price of $6,528:

Total consideration—cash paid	$6,528

Allocation of the purchase consideration
VAT tax receivable	$28
Accounts receivable	11
Fixed assets	80
Identifiable intangible assets	3,610
Goodwill	2,799

Total assets acquired	$6,528

Goodwill was recognized for the excess purchase price over the fair value of the assets acquired. Goodwill is primarily attributable to the expected growth from synergies related to the integration of Press-Sense assets acquired with the Company’s Pageflex automated marketing communication and print production software. Goodwill from the acquisition of Press-Sense Ltd. assets will be included within the Company’s one reporting unit and will be included in the Company’s enterprise-level annual review for impairment. Goodwill is deductible for tax purposes.

The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives:

	Fair Value	Useful life (Years)
Developed product technology	$1,410	7.5
Customer relationships	2,200	11.5

Total	$3,610

The following table presents the pro forma results of the historical consolidated statements of operations of the Company and Press-sense Ltd. for the years ended December 31, 2010 and 2009, giving effect to the merger as if it occurred on January 1, 2009:

	Year Ended December 31,
	2010	2009
Pro forma revenue	$25,271	$29,478
Pro forma net loss	$(4,749)	$(2,029)
Pro forma loss per share:
Basic	$(0.48)	$(0.21)
Pro forma shares outstanding:
Basic	9,923	9,770
Diluted	9,923	9,770

The pro forma net loss and loss per share for each period presented primarily includes adjustments for amortization of intangibles, depreciation, interest income, and income taxes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

(6) Fair Value Measurements:

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

This guidance describes three levels of inputs that may be used to measure fair value:

Level 1	Quoted prices in active markets for identical assets or liabilities as of the reporting date. Active markets are those in which transactions for the asset and liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2	Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis are summarized as follows as of December 31, 2010 and 2009:

		Fair Value Measurements at Reporting Date Using
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets—December 31, 2010
Money market funds	$169	$169	$—	$—
Certificates of deposit	250	250	—	—
Government bonds	1,201	1,201	—	—
Corporate bonds	6,896	6,896	—	—

Total assets—December 31, 2010	$8,516	$8,516	$—	$—

Assets—December 31, 2009
Money market funds	$10	$10	$—	$—
Certificates of deposit	250	250	—	—
Government bonds	—	—	—	—
Corporate bonds	—	—	—	—

Total assets—December 31, 2009	$260	$260	$—	$—

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

The securities held at December 31, 2010 are included in the following table:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Aggregate Fair Value
US government obligations	$1,177	$26	$(2)	$1,201
US corporate debt securities	6,731	169	(4)	6,896

Total	$7,908	$195	$(6)	$8,097

We had no marketable securities at December 31, 2009.

Cash equivalents are short-term, highly liquid investments with original maturity dates of three months or less at the date of acquisition. Cash equivalents are carried at cost plus accrued interest, which approximates fair value. The Company’s investments in marketable securities, corporate and government bonds, are classified as available-for-sale and are recorded at fair value with any unrealized gain or loss recorded as an element of stockholders’ equity. Purchased interest is included in interest receivable and reported as other current assets in our consolidated balance sheet. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization and accretion is included in interest and other income, net of expense. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest and other income, net of expense. The fair value of investments in marketable securities is determined based on quoted market prices at the reporting date for those instruments.

(7) Commitments and Contingencies:

Lease commitments

We conduct our operations in leased facilities. In June 2009, we entered into a ten-year lease agreement for 27 thousand square feet of office space with the right of first refusal on an additional 4 thousand square feet in a building located in Marlborough, Massachusetts. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments began after three (3) free months of rent and increase approximately 2% per annum. The total commitment under the lease is approximately $5,390, net of a tenant allowance of $411. We record rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. Our current lease agreement also required us to obtain a Letter of Credit in the amount of $136 to be in place through October 31, 2019, which we collateralized with a certificate of deposit classified as a long-term restricted asset on our Balance Sheet.

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a 33 month lease agreement in Nodia, India. This lease agreement commenced May 1, 2008 and obligates us to make monthly payments including service taxes. Our total financial commitment during the 33 month lease period is approximately $132 U.S. dollars. In January 2011, Bitstream India Pvt. Ltd., exercised the option to renew the lease agreement for an additional twenty-seven (27) months. Our total financial commitment during the twenty-seven (27) month renewal period is approximately $147 U.S. dollars.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

Subsequent to the year ended December 2010, Bitstream Israel Ltd., our wholly-owned subsidiary, entered into a thirty-six (36) month lease agreement in Caesarea, Israel in January 2011. This lease agreement commences April 15, 2011 and obligates us to make semi-annual payments including service taxes. Our total financial commitment during the thirty-six (36) month lease period is approximately $384 U.S. dollars. This lease agreement also required us to obtain a bank guarantee in the amount of approximately $56 U.S. dollars to be in place through May 14, 2014. The bank guarantee will be classified as a long-term restricted asset on our Consolidated Balance Sheets.

The future minimum annual lease payments, as of December 31, 2010, under our leased facilities and equipment are as follows:

Operating leases:
2011	702
2012	725
2013	693
2014	556
2015	570
Thereafter	2,182

Total	$5,428

Rent expense charged to operations for the years ended December 31, 2010, 2009, and 2008 was approximately $611, $512, and $505, respectively.

Royalties

We have certain royalty commitments associated with the shipment and licensing of certain products. Royalty expense is primarily based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense, which was recorded under our cost of software license revenue on our Consolidated Statement of Operations, was approximately $7,743, $5,909, and $6,007, for the years ended December 31, 2010, 2009, and 2008, respectively.

Guarantees

We enter into standard indemnification agreements in the ordinary course of business. Pursuant to these agreements, we indemnify, hold harmless, and agree to reimburse the indemnified party for losses suffered or incurred by the indemnified party, generally business partners or customers, in connection with any U.S. patent, or any copyright or other intellectual property infringement claim by any third party with respect to our products. The term of these indemnification agreements is generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited. We have never incurred costs to defend lawsuits or settle claims related to these indemnification agreements. As a result, we believe the estimated liquidity of these agreements is minimal.

Legal Actions

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of December 31, 2010 no liability was

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

(8) Stock-based Compensation and Stock-based Compensation Expense:

(a) General

We have the following authorized capital: 30,500 shares of Common Stock, $0.01 par value, (of which 30,000 are shares of Class A Common Stock and 500 are shares of Class B Common Stock), and 6,000 shares of preferred stock, $0.01 par value. Class A Common stockholders have voting rights. Class A Common stockholders have the option, at any time, to convert any or all shares of Class A Common Stock held into an equal number of shares of Class B Common Stock. The Class B Common Stock has rights similar to Class A Common Stock, except Class B Common Shares are nonvoting. The Class B Common stockholders have the option to convert any or all shares of Class B Common Stock held into an equal number of shares of Class A Common Stock, to the extent such stockholder and its affiliates shall be permitted to own, control or have the power to vote such Class A Common Stock under any law, rule or regulation at the time applicable to such stockholder or its affiliates. All outstanding shares of Common Stock as of December 31, 2010 and 2009 represent Class A Common Stock.

Our stock option program is a long-term retention program that is intended to attract, retain and provide incentives for talented employees, officers and directors, and to align stockholder and employee interests. We consider our option programs critical to our operation and productivity. Currently, we grant options and restricted stock from the 2006 Bitstream Incentive Compensation Plan (the “Plan”). All existing stock-based compensation plans adopted by our Board of Directors as of December 31, 2006 authorized grants of restricted stock, warrants, incentive stock options and nonqualified stock options to purchase shares of Bitstream Inc. Class A Common Stock. Options granted under these plans are exercisable at such price as shall be determined by the Board of Directors at the time of grant which, in the case of incentive stock options, shall be no less than the fair market value of the shares on the date of grant and expire no later than 10 years from the date of grant. Non-qualified options and warrants are generally granted at fair market value and expire no later than 10 years from the date of grant. All options granted vest in equal installments on the first, second, third, and fourth year anniversaries over a four year period of continuous employee service.

As of December 31, 2010, we have available for issuance 1,189 shares of Class A Common Stock pursuant to the various stock plans. The Company may issue common stock from previously authorized but unissued shares or from previously issued shares that are held in treasury to satisfy option exercises. As of December 31, 2010, we had reserved 2,418 shares of common stock for issuance under our Plans, which includes outstanding stock options and restricted stock, as well as shares available for issuance.

(b) Stock-based Compensation Expense

We currently estimate the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of our stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and our expected annual dividend yield. We estimate the expected term of options granted by calculating the average term from our historical stock option exercise experience. We estimate the volatility of our common stock by historical volatility. We base the risk-free interest rate that we use in the option pricing model on zero-coupon yields implied from U.S. Treasury issues with remaining terms similar to the

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

expected term on the options. We do not anticipate paying any cash dividends in the foreseeable future and therefore use an expected dividend yield of zero in the option valuation model. We are required to estimate forfeitures at the time of grant and revise those estimates in subsequent periods if actual forfeitures differ from those estimates. We use historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. We believe that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include but are not limited to, the issuance of new options. The following table summarizes the assumptions we utilized for grants of options in the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008
Risk-free interest rates	1.9% to 2.0%	2.8%	2.80% to 3.55%
Expected dividend yield	None	None	None
Expected term	6.2 Years to 6.6 Years	6.07 Years	5.7 Years to 6.2 Years
Expected volatility	65.0% to 65.9%	73.7%	77.8% to 84.7%

All restricted stock awarded prior to January 1, 2010 vest in equal installments on the first, second, third, fourth and fifth year anniversaries over a five year period of continuous employee service. All restricted stock awarded subsequent to January 1, 2010 vest in 20 equal quarterly installments on each quarterly anniversary from date of award over a five year period. Restricted stock awards are valued at the market price on the day of grant which is the grant date fair value.

Our results for the years ended December 31, 2010, 2009, and 2008 include $969, $808 and $707, respectively, of stock-based compensation within the applicable expense classification where we report the option holders’ compensation cost. The following table presents stock-based compensation expense included in our consolidated statement of operations:

	Years Ended December 31,
	2010	2009	2008
Cost of revenue—software licenses	$4	$4	$4
Cost of revenue—services	45	63	62
Marketing and selling	31	46	47
Research and development	348	323	288
General and administrative	541	372	306

Share-based compensation expense	$969	$808	$707

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

(c) Stock-based Compensation Plans

Stock Options:

Stock option activity under all Bitstream, Inc. stock option plans for the year ended December 31, 2010 is as follows:

		Weighted Average
	Number of Options	Exercise Price	Remaining Contractual Term (In years)	Grant Date Fair Value
Outstanding, December 31, 2009	1,424	$4.14	5.05	$3.16
Exercised	(265)	2.24		2.02
Canceled	(52)	3.90		3.16
Forfeited	(9)	5.96		4.37
Granted	130	6.99		4.27

Outstanding, December 31, 2010	1,228	$4.84	5.30	$3.52

Exercisable, December 31, 2010	935	$4.33	4.27	$3.28

The number and weighted average grant date fair value of options not vested at December 31, 2010 and 2009 was 293 and 327, respectively, and $5.33 and $4.87, respectively. The number and weighted average grant date fair value of options vested during the year ended December 31, 2010 was 155 and $4.36, respectively.

The total non-cash compensation cost before forfeiture assumptions not yet recognized as of December 31, 2010 related to non-vested awards was $ 2,279 which will be recognized over a weighted-average period of 2.5 years. The weighted average remaining contractual life for options and warrants exercisable at December 31, 2010 was 5.8 years.

The aggregate intrinsic value of outstanding options and restricted stock as of December 31, 2010 was $4,546 of which $2,841 related to exercisable options. The aggregate intrinsic values exclude options having a negative aggregate intrinsic value due to awards with exercise prices greater than market value. The intrinsic value of options exercised in the years ended December 31, 2010, 2009 and 2008 was $1,247, $1,439, and $1,164, respectively, and the intrinsic value of restricted share awards that vested due to length of service requirements being met was $344, $89, and $58, respectively. The intrinsic value of options that vested during the years ended December 31, 2010, 2009, and 2008 was $192, $746, and $116, respectively. The intrinsic value is the difference between the market value of the shares and the exercise price of the award as of the measurement date.

Weighted average fair value of options and restricted stock that was granted, cancelled and forfeited during the year ended December 31, 2010 was $ 5.81, $3.16, and $4.37, respectively. The weighted average grant date fair value of options and restricted stock granted during the years ended December 31, 2009 and 2008 was $4.23 and $4.78, respectively.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

Restricted Stock

Restricted stock activity under the Plan for the year ended December 31, 2010 is as follows (in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested, December 31, 2009	120	$6.33
Vested due to length of service requirement being met	(50)	6.85
Granted	131	7.34

Nonvested, December 31, 2010	201	$6.86

At December 31, 2010, there were 201 shares of unvested restricted stock outstanding with a weighted average intrinsic value of $1,452 and a weighted average grant date fair value of $6.86 per share or $1,375. During 2010, we granted 131 shares of restricted stock with an intrinsic value of $7.34 per share.

(9) Employee Benefit Plan:

Bitstream has an employee benefit plan under Section 401(k) of the Internal Revenue Code. The plan allows employees to make contributions up to a specified percentage of their compensation. Under the plan, we may, but are not obligated to, match a portion of the employee’s contribution up to a defined maximum. We contributed $165, $183, and $180, for the years ended December 31, 2010, 2009, and 2008, respectively.

(10) Geographical Reporting:

We attribute revenues to different geographical areas on the basis of the location of the customer. All of our product sales for the years ended December 31, 2010, 2009 and 2008 were shipped from our headquarters located in the United States. Revenues by geographic area are as follows:

	Year Ended December 31,
	2010	2009	2008
*Revenue:
United States	$18,826	$17,456	$19,818
United Kingdom (UK)	1,484	1,203	1,337
Other ( Countries less than 5% individually, by Region)
Europe, excluding UK	830	883	1,387
Asia	1,407	1,118	714
Other (includes Canada)	597	829	752

Total revenue	$23,144	$21,489	$24,008

Total foreign revenue	$4,318	$4,033	$4,190

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(dollar amounts in thousands)

Long-lived tangible assets, net of accumulated depreciation and amortization, by geographic area are as follows:

	December 31,
	2010	2009
United States	$524	$626
India	39	17
Israel	43	—

Total	$606	$643

(11) Quarterly Financial Data (Unaudited):

The following tables (presented in thousands, except per share amounts) set forth quarterly supplementary data for each of the years in the two-year period ended December 31, 2010.

	Year Ended December 31, 2010
	First	Second	Third	Fourth	Annual
Revenue	$5,208	$5,435	$5,982	$6,519	$23,144
Gross profit	2,535	2,856	3,118	3,596	12,105
Loss from operations	(403)	(714)	(1,091)	(919)	(3,127)
Net loss	(398)	(685)	(1,174)	(979)	(3,236)
Basic and diluted net loss per share	(0.04)	(0.07)	(0.12)	(0.10)	(0.33)

	Year Ended December 31, 2009
	First	Second	Third	Fourth	Annual
Revenue	$5,001	$5,249	$5,660	$5,579	$21,489
Gross profit	2,853	3,108	3,381	3,309	12,651
Income (loss) from operations	(166)	358	536	273	1,001
Net income (loss)	(153)	319	519	167	852
Basic net income (loss) per share	(0.02)	0.03	0.05	0.02	0.09
Diluted net income (loss) per share	(0.02)	0.03	0.05	0.02	0.08

Quarterly income (loss) per share totals differ from annual income (loss) per share due to dilution and rounding.

(12) Valuation and qualifying accounts:

Allowance for bad debts:	Balance at Beginning of Year	Provision (Benefit) Recorded in Statement of Operations	Accounts Written Off	Balance at End of Year
December 31, 2010	$283	$(18)	$(232)	$33
December 31, 2009	$32	$280	$(29)	$283
December 31, 2008	$65	$(22)	$(11)	$32