Form 10-Q
period 2011-03-31
Bitstream Inc.
filed 2011-05-16
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

On May 10, 2011, there were 10,359,356 shares of Class A Common Stock, par value $0.01 per share, issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,293	$3,057
Accounts receivable, net of allowance of $30 and $33 at March 31, 2011 and December 31, 2010, respectively.	1,535	1,999
Prepaid expenses and other current assets	801	750
Investments	114	114

Total current assets	5,743	5,920

Property and equipment, net	614	606
Restricted cash	198	144
Other	46	43
Goodwill	3,526	3,526
Intangible assets, net	3,379	3,479
Long-term investments	8,049	8,097

Total assets	$21,555	$21,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,643	$1,155
Accrued payroll and other compensation	761	746
Other accrued expenses	713	667
Deferred revenue	2,322	2,413

Total current liabilities	5,439	4,981
Long-term deferred revenue	225	105
Long-term deferred rent	525	530

Total liabilities	6,189	5,616

Commitments and contingencies (Note 7)
Stockholders’ equity:

Preferred stock, $0.01 par value: 6,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: Class A: 30,000 shares authorized; 10,359 and 10,349 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	104	103
Class B: 500 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	35,832	35,612
Accumulated deficit	(20,744)	(19,710)
Accumulated other comprehensive income	174	194

Total stockholders’ equity	15,366	16,199

Total liabilities and stockholders’ equity	$21,555	$21,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenue:
Software licenses	$5,204	$4,017
Services	1,609	1,191

Total revenue	6,813	5,208

Cost of revenue:
Software licenses	2,756	2,211
Services	566	462

Total cost of revenue	3,322	2,673

Gross profit	3,491	2,535

Operating expenses:
Marketing and selling	1,055	803
Research and development	2,198	1,392
General and administrative	1,243	743

Total operating expenses	4,496	2,938

Operating loss	(1,005)	(403)
Interest and other income, net	24	13

Loss before provision for income taxes	(981)	(390)
Provision for income taxes	53	8

Net loss	$(1,034)	$(398)

Basic and diluted net loss per share	$(0.10)	$(0.04)

Basic and diluted weighted average shares outstanding	10,151	9,953

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,034)	$(398)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	221	227
Depreciation and amortization	64	69
Amortization of intangible assets	104	7
Amortization of purchased premium on marketable securities	28	4
Changes in operating assets and liabilities, net of the effects of the acquisition:
Accounts receivable	464	990
Prepaid expenses and other assets	(54)	(180)
Accounts payable	615	741
Accrued payroll and other compensation	15	181
Other accrued expenses	(81)	(184)
Deferred revenue (long and short-term)	29	106
Deferred rent (long and short-term)	(5)	1

Net cash provided by operating activities	366	1,564

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(72)	(28)
Additions to intangible assets	(4)	(7)
Purchase of marketable securities	—	(5,585)
Increase in restricted cash	(54)	—

Net cash used in investing activities	(130)	(5,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	—	95

Net cash provided by financing activities	—	95

Effect of foreign currency exchange rates on cash and cash equivalents	—	2

Net Increase (Decrease) in Cash and Cash Equivalents	236	(3,959)
Cash and Cash Equivalents, beginning of period	3,057	17,915

Cash and Cash Equivalents, end of period	$3,293	$13,956

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

(1)	Operations and Significant Accounting Policies

The Company is a software development company focused on bringing innovative and proprietary software products to a wide variety of markets. Our core software products include award-winning fonts and font rendering technologies, mobile browsing and messaging technologies, variable data publishing and web-to-print technologies, and multi-channel communications technologies. The Company operates in one business segment and we conduct our operations through Bitstream Inc. and two foreign subsidiaries; Bitstream India Pvt. Ltd. and Bitstream Israel LTD.

The Company is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. The Company has also experienced net losses in the current year, as well as prior years, and as of March 31, 2011 has an accumulated deficit of approximately $21 million. For a complete discussion of our business risks, see the “Risk Factors” under Part I, Item 1A. beginning on page 18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

(b) Basis of Presentation

Our unaudited condensed consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles (“GAAP”). The balance sheet information as of December 31, 2010 has been derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K, which was filed with the SEC on March 31, 2011. The condensed consolidated balance sheet as of March 31, 2011, the condensed consolidated statements of operations for the three months ended March 31, 2011 and 2010, and the condensed consolidated statements of cash flows for the three months ended March 31, 2011 and 2010, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company for these interim periods. The results of operations for the three months ended March 31, 2011 may not necessarily be indicative of the results to be expected for the year ending December 31, 2011.

Certain prior year amounts have been reclassified to conform with the current year’s presentation. The Company evaluated subsequent events through May 13, 2011 to determine whether or not any such events required disclosure in this Form 10-Q. See Note 10 for our subsequent event disclosure.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(c) Property and Equipment, in thousands

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following:

	March 31, 2011	December 31, 2010
Equipment and computer software	$2,061	$2,027
Purchased software	442	439
Furniture and fixtures	624	624
Leasehold improvements	114	100

	3,241	3,190
Less — Accumulated depreciation and amortization	2,627	2,584

Property and equipment, net	$614	$606

Depreciation expense for the three months ended March 31, 2011 and 2010 was $64 and $69, respectively.

During the three months ended March 31, 2011, we disposed of $21 of fully depreciated property and equipment which was no longer in service.

(d) Off-Balance Sheet Risk and Concentration of Credit Risk, dollar amounts in thousands

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, and trade accounts receivable. The Company places a majority of its cash and cash equivalents in one highly-rated financial institution and holds its marketable securities in a custodial account at another highly-rated financial institution. The Company evaluated its accounts receivable balance at March 31, 2011 and determined that its allowance for bad debts of $30 was adequate. Due to these factors, no additional credit risk beyond amounts provided for collection losses is believed by us to be inherent in our accounts receivable. At March 31, 2011, one customer accounted for 17% of our accounts receivable. At December 31, 2010, two customers accounted for 23% and 16% of our accounts receivable. We do not have any off-balance sheet risks as of March 31, 2011 or December 31, 2010. For the three months ended March 31, 2011 and 2010, no single customer accounted for 10% or more of our revenue.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(e) Comprehensive Loss, in thousands

Comprehensive loss consists of net loss and adjustments to stockholders’ equity for historical foreign currency translation adjustments and unrealized losses from investments in marketable securities classified as available-for-sale. For the purposes of comprehensive loss disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as it intends to permanently reinvest undistributed earnings in its foreign subsidiaries in accordance with the applicable accounting guidance. For purposes of comprehensive loss disclosures, the Company also does not record tax provisions or benefits for unrealized gains or losses on investments in marketable securities as it has recorded a full valuation allowance against its deferred tax asset and is not currently recording a tax liability.

The components of comprehensive loss are as follows:

	Three Months Ended March 31,
	2011	2010
Net loss	$(1,034)	$(398)
Unrealized loss on investments in marketable securities, net	(20)	(25)
Foreign currency adjustment, net of tax of $0	—	2

Total comprehensive loss	$(1,054)	$(421)

Accumulated other comprehensive income consisted of the following:

	March 31, 2011	December 31, 2010
Unrealized gain on investments in marketable securities, net	$174	$194

(f) Recently Issued Accounting Standards

The Company reviews and evaluates recent pronouncements that have had or may have a significant effect on its financial statements. The Company has not included a discussion of recent pronouncements below as none are anticipated to have an impact on or are unrelated to its financial condition, results of operations, or disclosures.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(g) Fair Value Hierarchy, in thousands

The accounting standards codification for fair value measurements specifies a hierarchy for disclosure of fair value measurement. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. The three levels are defined as follows:

Level 1	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities for the instrument or security to be valued.

Level 2	Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly through corroboration with observable market data for substantially the full term of the asset or liability.

Level 3	Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable and are significant to the fair value of the assets or liabilities.

This hierarchy requires the use of observable market data when available. We maintain policies and procedures to value instruments using the best and most relevant data available. Further, we used internal sources and considered external sources to assist us in valuing certain instruments.

Assets and liabilities of the Company measured at fair value on a recurring basis are summarized as follows as of March 31, 2011:

		Fair Value Measurements at Reporting Date Using
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets- March 31, 2011
Money market funds	$301	$301	$—	$—
Certificates of deposit	250	250	—	—
Government bonds	1,200	1,200	—	—
Corporate bonds	6,849	6,849	—	—

Total assets – March 31, 2011	$8,600	$8,600	$—	$—

Assets- December 31, 2010
Money market funds	$169	$169	$—	$—
Certificates of deposit	250	250	—	—
Government bonds	1,201	1,201	—	—
Corporate bonds	6,896	6,896	—	—

Total assets – December 31, 2010	$8,516	$8,516	$—	$—

See Note 2 for further disclosure regarding our cash, cash equivalents, and marketable securities.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(h) Foreign Currency Remeasurement and Transactions, in thousands

The functional currency for the Company’s foreign subsidiaries is the U.S. Dollar. For financial reporting purposes, assets and liabilities of subsidiaries outside the United States of America denominated in other currencies are remeasured into U.S. dollars using period-end and historical exchange rates. Revenue and expense accounts are remeasured at the monthly average rates in effect during the period. The effects of the remeasurement of the balances of our Israel and India subsidiaries are included as gains (losses) and reported as Interest and other income, net in the condensed and consolidated statements of operations.

Transaction gains (losses) for the three months ended March 31, 2011 and 2010 were $(36) and $2, respectively. Transaction gains (losses) were recorded as Interest and other income, net in the condensed consolidated statements of operations.

(2)	Cash, Cash Equivalents and Investments in Marketable Securities, in thousands

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

As of March 31, 2011, cash and cash equivalents included bank deposits and money market instruments. As of March 31, 2011 and December 31, 2010 cash equivalents were $301 and $169, respectively.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

As of March 31, 2011 and December 31, 2010, aggregate investments in marketable securities consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
March 31, 2011:
Government bonds	$1,175	$28	$(3)	$1,200
Corporate bonds	6,700	154	(5)	6,849

Total	$7,875	$182	$(8)	$8,049

December 31, 2010:
Government bonds	$1,177	$26	$(2)	$1,201
Corporate bonds	6,731	169	(4)	6,896

Total	$7,908	$195	$(6)	$8,097

(3)	Acquisition, dollar amounts in thousands

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

The following table presents the pro forma results of the historical condensed consolidated statements of operations of the Company and Press-Sense Ltd. for the three months ended March 31, 2011 and 2010, giving effect to the merger as if it occurred on January 1, 2010:

	Three Months Ended March 31,
	2011	2010

Pro forma revenue	$6,813	$7,334
Pro forma net loss	$(1,034)	$(1,830)

Pro forma loss per share:
Basic and Diluted	$(0.10)	$(0.18)
Pro forma shares outstanding:
Basic and Diluted	10,151	9,953

The pro forma net loss and loss per share for each period presented primarily includes adjustments for amortization of intangibles, depreciation, interest income, and income taxes. This pro forma information does not purport to indicate the results that would have actually been obtained had the acquisition been completed on the assumed date, or which may be realized in the future.

(4)	Goodwill & Other Intangible Assets, in thousands

Goodwill

Goodwill resulted from the acquisitions of Type Solutions, Inc. and Alaras Corporation, both acquired in 1998, as well as the purchase of certain assets from Press-Sense Ltd. on June 3, 2010. Goodwill was $3,526 at March 31, 2011 and December 31, 2010.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Other Intangible Assets

The carrying amounts of other intangible assets were $3,379 and $3,479 as of March 31, 2011 and December 31, 2010, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes other intangible assets over their estimated useful lives on a straight-line basis. Marketing-related intangibles have useful lives of four to eight years. Technology-based intangible assets have useful lives of five to twelve years. The weighted average useful life of other intangible assets is 9 years. The components of the Company’s amortized intangible assets are as follows:

	March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Marketing-related	$2,296	$(244)	$2,052
Technology-based	2,069	(742)	1,327

Total	$4,365	$(986)	$3,379

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Marketing-related	$2,292	$(195)	$2,097
Technology-based	2,069	(687)	1,382

Total	$4,361	$(882)	$3,479

Amortization expense for marketing-related intangible assets included in marketing and selling expense for the three months ended March 31, 2011 and 2010 was $48 and $0, respectively. Amortization expense for technology-related intangible assets included as cost of revenue for the three months ended March 31, 2011 and 2010 was $47 and $0, respectively. Amortization expense for intangible assets included as general and administrative expense for the three months ended March 31, 2011 and 2010 was $9 and $7, respectively. Estimated amortization for succeeding years is as follows:

Estimated Amortization Expense:

2011, remaining	$404
2012	405
2013	397
2014	392
2015	384
Thereafter	1,397

Total	$3,379

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5)	Income Per Share, in thousands

Basic earnings or loss per share is determined by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted shares of 204 and 145 for the three month periods ended March 31, 2011 and 2010. Diluted earnings per share reflect the effect of the conversion of potentially dilutive securities, such as stock options, warrants, and restricted shares, based on the treasury stock method. In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. As a result there is no difference between the Company’s basic and diluted loss per share for the three month periods ended March 31, 2011 or 2010. The Company’s basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended March 31,
	2011	2010
Basic and fully diluted weighted average shares outstanding	10,151	9,953

If the Company had reported a profit for the three month periods ended March 31, 2011 and 2010, the potential common shares would have increased the weighted average shares outstanding by 413 and 677, respectively. In addition, unvested restricted stock and options to purchase 523 and 389 shares of common stock for the three month periods ended March 31, 2011 and 2010, respectively, were not included in the calculation of diluted net income per share as their effect would be antidilutive.

(6)	Equity-Based Compensation Expense, in thousands

The Company accounts for stock-based compensation in accordance with authoritative guidance, under which stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period, net of estimated forfeitures.

The Company currently estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of its stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and its expected annual dividend yield. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and records stock-based compensation expense only for those awards that are expected to vest. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include but are not limited to, the issuance of new share-based awards.

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

No stock options were granted during the three months ended March 31, 2011 and 2010. We granted restricted stock awards of 10.5 and 25 during the three months ended March 31, 2011 and 2010, respectively, which were valued at the fair market value at the grant date.

All options granted have a contractual ten-year term. All options granted prior to January 1, 2006 vested in equal installments on the first, second, and third year anniversaries over a three year period of continuous employee service. All options granted subsequent to January 1, 2006 vest in equal installments on the first, second, third, and fourth year anniversaries over a four year period of continuous employee service. All restricted stock awards made prior to January 1, 2010 vest in equal installments on the first, second, third, fourth and fifth year anniversaries over a five year period of continuous employee service. All restricted stock awards made subsequent to January 1, 2010 vest in twenty equal installments on the quarterly anniversaries from the date of grant over a five-year period.

The Company’s results for the three months ended March 31, 2011 and 2010 include $221 and $227, respectively, of share-based compensation within the applicable expense classification where it reports the share-based award holders’ compensation expense. The following table presents share-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended March 31,
	2011	2010

Cost of revenue-software licenses	$—	$1
Cost of revenue-services	6	19
Marketing and selling	10	13
Research and development	81	92
General and administrative	124	102

	$221	$227

(7)	Commitments and Contingencies, dollar amounts in thousands

Lease commitments

The Company conducts its operations in leased facilities. In June 2009, the Company entered into a ten-year lease agreement for 27 thousand square feet of office space with the right of first refusal on an additional 4 thousand square feet in a building located in Marlborough, Massachusetts. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments began after three (3) free months of rent and increase by approximately 2% per annum. The remaining commitment under the lease at March 31, 2011 is approximately $4,728. The Company records rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. The Company’s current lease agreement also requires it to maintain a Letter of Credit in the amount of $136 through October 31, 2019, which the Company collateralized with a certificate of deposit classified as a long-term restricted asset on the condensed consolidated balance sheets.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a 33-month lease agreement in Nodia, India. This lease agreement commenced May 1, 2008 and obligates the Company to make monthly payments including service taxes. In January 2011, Bitstream India Pvt. Ltd., exercised the option to renew the lease agreement for an additional twenty-seven (27) months. The remaining commitment at March 31, 2011 is approximately $136 U.S. dollars.

In January 2011, Bitstream Israel Ltd., our wholly-owned subsidiary, entered into a thirty-six (36) month lease agreement in Caesarea, Israel. This lease agreement commences April 15, 2011 and obligates us to make semi-annual payments including service taxes. The remaining commitment at March 31, 2011 is approximately $320 U.S. dollars. This lease agreement also required us to obtain a bank guarantee in the amount of approximately $54 U.S. dollars to be in place through May 14, 2014. The bank guarantee is classified as restricted cash on our condensed consolidated balance sheets.

Royalties

The Company has certain royalty commitments associated with the shipment and licensing of products. Royalty expense is based on a dollar amount per unit shipped or a percentage of the underlying revenue. Royalty expense is recorded under our cost of software license revenue on the condensed consolidated statement of operations.

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

Legal Actions

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, and claims involving commercial, employment and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of March 31, 2011, there are no material pending legal proceedings to which we are a party, and no liability was recorded. Litigation is inherently unpredictable and it is possible that the Company’s financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(8)	Income Taxes, in thousands

The Company accounts for income taxes under the liability method in accordance with authoritative guidance, under which a deferred tax asset or liability is determined based on the difference between the financial statement and the tax basis of assets and liabilities, as measured by enacted tax rates in effect when these differences are expected to reverse.

The following is a summary of the components of the provision for income taxes:

	Three Months Ended March 31,
	2011	2010
Current:
Federal	$18	$—
State	—	—
Foreign	35	8

Total	$53	$8

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

At December 31, 2010, the Company had U.S. federal and state NOL carryforwards of $14,716 and $3,567, respectively, of which the benefit of approximately $9,030 and $973, respectively, when realized, will be recorded as a credit to additional paid-in capital. The Company’s NOL carryforwards begin to expire in 2020 for federal purposes and in 2011 for state purposes. The Company also had U.S. federal and state research and development credit (“R&D Credit”) carryforwards of $1,088 and $409, respectively. These R&D credit carryforwards begin to expire in 2011 for federal purposes and 2016 for state purposes. As of December 31, 2010, we have foreign tax credit carryforwards of $726. These foreign tax credit carryforwards begin to expire in 2012.

The Company continued to provide a full valuation allowance for its net deferred tax assets at March 31, 2011, as it believes it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. The Company continues to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in future periods, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the condensed consolidated statement of operations.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

In June 2006, the FASB issued authoritative guidance clarifying the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. The Company adopted this guidance on January 1, 2007, the implementation of which did not have a material impact on the Company’s consolidated financial statements, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 31, 2010 and March 31, 2011, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of March 31, 2011, the Company had no accrued interest or penalties related to uncertain tax positions. The Company’s 2006 through 2010 tax years remain open to examination by the material taxing jurisdictions to which it is subject. The Company has determined that it is more likely than not that the deferred tax assets will not be realized, therefore, a valuation allowance has reduced the deferred tax assets to zero.

(9)	Geographical Reporting, in thousands

The Company reports revenue and income under one reportable segment. Company management assesses operating results on an aggregate basis to make decisions about the allocation of resources. Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and long-lived assets by geographic area:

	Three Months Ended March 31,
	2011	2010
*Revenue:
United States	$6,003	$4,569
United Kingdom (UK)	223	235
Other (Countries less than 5% individually, by Region)
Europe, excluding UK	353	156
Asia	103	103
Other, including Canada	131	145

Total revenue	$6,813	$5,208

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. E-commerce credit card revenue is all included as attributable to the United States.

Long-lived tangible assets by geographic area are as follows:

	March 31, 2011	December 31, 2010
United States	$482	$524
India	55	39
Israel	77	43

Total	$614	$606

(10)	Subsequent Events

On May 1, 2011, Ms. Chagnon resigned as President, Chief Executive Officer and an employee of the Company and as a member of the Board of Directors. In connection with Ms. Chagnon’s resignation, the Board of Directors elected Amos Kaminski, the Chairman of the Board, as Chief Executive Officer of the Company on an interim basis at a salary of $1,500 per day.

In connection with Ms. Chagnon’s resignation, the Company entered into a Resignation Agreement with Ms. Chagnon which provides for the following payments and benefits:

•	A lump sum cash payment of $611,539 to be paid on or before May 9, 2011, consisting of two years of base salary equal to $600,000 and $11,539 for accrued but unused vacation time;

•

The vesting of 2,000 shares of restricted common stock scheduled to vest on May 20, 2011, 500 shares of restricted common stock scheduled to vest on May 12, 2011, and 2,000 shares of restricted common stock scheduled to vest on May 24, 2011 with an aggregate value of $27,918 based on a $6.204 closing price of the Company’s common stock as reported on the NASDAQ Capital Market on April 29, 2011;

•

The vesting of 5,000 common stock options with an exercise price of $8.12 per share scheduled to vest on May 24, 2011 and 12,500 common stock options with an exercise price of $6.15 per share scheduled to vest on May 20, 2011;

•

The suspension of future vesting and forfeiture as of November 1, 2011 of 22,500 unvested shares of restricted common stock and 60,000 common stock options, provided, however, that upon a Change in Control of the Company on or before November 1, 2011, all such unvested securities shall become fully vested as of the date of such Change in Control; and

•	Reimbursement of up to $15,000 in Ms. Chagnon’s reasonable attorney’s fees in connection with her resignation.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America consistently applied. The preparation of these consolidated financial statements requires us to make significant estimates and judgments that affect the amounts reported in our consolidated financial statements and the accompanying notes. These items are regularly monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates.

While all of our accounting policies impact the consolidated financial statements, certain policies are viewed to be critical. Critical accounting policies are those that are both most important to the portrayal of our financial condition and results of operations and that require management’s most subjective or complex judgments and estimates. We consider the following accounting policies to be critical in fully understanding and evaluating our financial results:

•	cash, cash equivalents and marketable securities;

•	accounts receivable;

•	revenue recognition;

•	impairment of goodwill and other long-lived assets;

•	stock-based compensation; and

•	income taxes.

Please refer to the critical accounting policies set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the Securities and Exchange Commission, or the SEC, on March 31, 2011, for a description of all critical accounting policies.

The critical accounting policies included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 have not materially changed.

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of our products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in our filings with the SEC, including those risks and uncertainties discussed under the sections entitled “Special Note about Forward-Looking Statements” and “Part I. Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 31, 2011, as supplemented in our Quarterly Reports on Form 10-Q. The forward-looking statements contained herein represent our judgment as of the date of this report, and we caution readers not to place undue reliance on such statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances after the date of this document.

RESULTS OF OPERATIONS

Revenue and Gross Profit:

	Three Months Ended March 31,
		% of		% of	Change
	2011	Revenue	2010	Revenue	Dollars	Percent
Revenue
Software licenses	$5,204	76.4%	$4,017	77.1%	$1,187	29.5%
Services	1,609	23.6	1,191	22.9	418	35.1%

Total revenue	6,813	100.0	5,208	100.0	1,605	30.8%

Cost of Revenue
Software licenses	2,756	53.0	2,211	55.0	545	24.6%
Services	566	35.2	462	38.8	104	22.5%

Total cost of revenue	3,322	48.8	2,673	51.3	649	24.3%

Gross Profit	$3,491	51.2%	$2,535	48.7%	$956	37.7%

License Revenue

Revenue from software licenses increased $1,187, or 29.5% for the three months ended March 31, 2011, as compared to $4,017 for the three months ended March 31, 2010. The direct sales channel accounted for the largest increase in software license revenue for the three months ended March 31, 2011 with an increase in of $819, or 25.3%, to $4,059, as compared to $3,240 for the three months ended March 31, 2010. This increase was primarily due to a significant increase in sales of fonts from our e-commerce site resulting from an increase in both volume and variety of fonts sold, as well as the release of Webfonts during the first quarter of 2011. Software license revenue from Original Equipment Manufacturers (“OEMs”) and Independent Software Vendors (“ISVs”) increased $249, or 36.7%, to $928 for the three months ended March 31, 2011, as compared to $679 for the three months ended March 31, 2010. This increase in OEM sales resulted from sales of the iWay product acquired from Press-Sense during June 2010. Software license revenue from resellers increased $119, or 121.4%, to $217 for the three months ended March 31, 2011, as compared to $98 for the three months ended March 31, 2010, primarily from increased sales to new publishing customers in 2011.

Service Revenue

Revenue from services increased $418, or 35.1%, to $1,609 for the three months ended March 31, 2011, as compared to $1,191 for the three months ended March 31, 2010. This increase is related to customer support contracts from the iWay product acquired in June 2010. Revenue from consulting, graphic design and training services vary with specific requirements of customers, and revenue remained consistent with the three months ended March 31, 2010.

We recognize license revenue from direct sales and licensing agreements of our products and products from third parties including e-commerce sales made via our websites, licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of mobile browsing products, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three months ended March 31, 2011 was $11. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

Cost of License Revenue

Cost of license revenue includes royalties and fees paid to third parties for the development of, or license of rights to, technology and/or unique typeface designs, and costs associated with the duplication, packaging and shipping of products. These costs include depreciation and amortization on acquired-technology from the acquisition of assets from Press-Sense Ltd.

The increase in cost of license revenue for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010 was primarily due to increased direct costs, including royalty and credit card processing expenses, of $545, or 24.6%, to $2,756 for the three months ended March 31, 2011, as compared to $2,211 for the three months ended March 31, 2010. This increase resulted from royalties related to increased sales of third party products including those conducted via e-commerce transactions, as well as increased credit card fees. In addition, cost of licenses increased $47 from the amortization of the iWay technology acquired in June 2010.

Cost of Service Revenue

Cost of service revenue includes costs incurred in the fulfillment of custom orders and costs incurred in providing customer support, maintenance, and training.

Cost of services revenue increased $104, or 22.5%, for the three month ended March 31, 2011, as compared to the three months ended March 31, 2010 primarily due to the addition of support and consulting services for the iWay product which was acquired as part of the acquisition of the Press-Sense Ltd. assets in June 2010 and the discontinuance of certain consulting resources who had been assigned to research and development projects which lowered costs of services during the three months ended March 31, 2010.

Operating Expenses:

	Three Months Ended March 31,
		% of		% of	Change
	2011	Revenue	2010	Revenue	Dollars	Percent

Marketing and selling	$1,055	15.5%	$803	15.4%	$252	31.4%
Research and development	2,198	32.3	1,392	26.7	806	57.9
General and administrative	1,243	18.2	743	14.3	500	67.3

Total operating expenses	$4,496	66.0%	$2,938	56.4%	$1,558	53.0%

Marketing and Selling (“M&S”) Expense

M&S expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. M&S expenses increased $252, or 31.4%, to $1,055 for the three months ended March 31, 2011 as compared to $803 for the three months ended March 31, 2010. This increase resulted primarily from the addition of personnel and travel costs for sales personnel associated with the iWay and BOLT products, as well as $48 amortization of intangible assets acquired from Press-Sense in June 2010. We expect M&S expense to continue to increase during the remainder of 2011 as we increase resources for our BOLT and iWay products.

Research and Development (“R&D”) Expense

R&D expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. The increase in R&D expense of $806, or 57.9%, to $2,198 for the three months ended March 31, 2011, as compared to $1,392 for the three months ended March 31, 2010, was primarily the result of an increase in personnel related costs of $102 including salaries, benefits and facility related costs due to increases in R&D personnel for the publishing and browsing product lines and $626 related to the addition of R&D personnel for the iWay product. The increase in R&D expense also included $66 related to hosting costs associated with the browsing product line. We expect our 2011 R&D expense to remain above the levels recorded for 2010 due to the iWay acquisition, and to approximate the level recorded in the first quarter of 2011.

General and Administrative (“G&A”) Expense

G&A expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. The increase in G&A expense for the three month period ended March 31, 2011 of $500, or 67.3%, to $1,243, as compared to $743 for the same period ended March 31, 2010, resulted from the addition of $228 in personnel costs in both Israel and the US, as well as operating costs of $34 related to the Israel office which was established upon the acquisition of assets of Press-Sense in June 2010. Professional fees also increased $144 for business advisory services during the three months ended March 31, 2011. Additional increases totaling approximately $70 include increases in directors’ fees, penalties, and the change in bad debt expense to $2 in the first quarter 2011 as compared to ($25) in the first quarter 2010. G&A expense for our second quarter will increase approximately $685 reflecting the resignation agreement with our former CEO, which includes salary, vacation pay, stock awards and attorney’s fees. We expect that G&A expenses, other than those associated with the resignation agreement, will remain at similar levels for the remainder of 2011.

Other Income, Net:

	Three Months Ended March 31,
		% of		% of	Change
	2011	Revenue	2010	Revenue	Dollars	Percent

Interest and other income, net	$24	0.4%	$13	0.2%	$11	84.6%

Other income is primarily interest income earned on cash, marketable securities, and money market instruments, interest expense primarily related to the amortization of bond premium, and foreign currency transaction gains and losses. Net interest income for the three months ended March 31, 2011 and 2010 was $59 and $12, respectively. Foreign currency transaction gains (losses) for the three months ended March 3, 2011 and 2010 were $(36) and $2, respectively. Net interest income has increased, as compared to the same periods in the prior year, as we have invested a portion of our cash in corporate bonds and government and agency bonds.

Provision for Income Taxes:

	Three Months Ended March 31,
		% of		% of	Change
	2011	Revenue	2010	Revenue	Dollars	Percent

Provision for income taxes	$53	0.8%	$8	0.2%	$45	562.5%

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

	Three Months Ended March 31,
	2011	2010
Current:
Federal	$18	$—
State	—	—
Foreign	35	8

Total	$53	$8

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of March 31, 2011, we had net working capital of $304 versus $939 at December 31, 2010, a decrease of $635 or 67%. Including long-term available-for-sale marketable securities, classified as long-term due to stated maturity dates that are longer than one year, we had adjusted net working capital of $8,353 at March 31, 2011 versus $9,036 at December 31, 2010.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $11,456 at March 31, 2011. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including government, government agency, and corporate bonds. Based on our current expectations, we anticipate that some portion of our existing cash, cash equivalents and investments may be consumed by operations.

Our operating activities generated cash during the three months ended March 31, 2011 and 2010 of $366 and $1,564, respectively. The major components of cash provided by operating activities for the three months ended March 31, 2011 was our loss of $1,034 less non cash expenditures of $417, a decrease in prepaid expenses of $54, and a decrease in other accrued expenses of $81, offset by cash generated by the collection of accounts receivable of $464, and an increase in accounts payable of $615. Cash from operating activities for the three months ended March 31, 2010 was generated primarily by our net loss of $398 less non cash expenditures of $307, a decrease in prepaid expenses of $180, and a decrease in accrued expenses of $184, offset by cash generated by the collection of accounts receivable of $990, an increase in accounts payable of $741, an increase in deferred revenue of $106 and an increase in accrued payroll and other compensation of $181 during the period.

Cash used in investing activities during the three months ended March 31, 2011 was $130 and consisted primarily of purchases of property and equipment of $72 and an increase in restricted cash of $54. Cash used in investing activities during the three months ended March 31, 2010 was $5,620 and consisted primarily of purchases of marketable securities of $5,585 and property and equipment of $28 during the period.

Our financing activities for the three months ended March 31, 2011 and 2010 provided cash of $0 and $95 (from the exercise of stock options), respectively.

As of March 31, 2011, we had no material commitments for capital expenditures.

On May 1, 2011, Ms. Chagnon resigned as President, Chief Executive Officer and an employee of the Company and as a member of the Board of Directors. In connection with Ms. Chagnon’s resignation, the Board of Directors elected Mr. Kaminski as Chief Executive Officer of the Company on an interim basis at a salary of $1,500 per day. Also in connection with Ms. Chagnon’s resignation, the Company entered into a Resignation Agreement with Ms. Chagnon which provides for the following payments and benefits: A lump sum cash payment of $611,539 to be paid on or before May 9, 2011, consisting of two years of base salary equal to $600,000 and $11,539 for accrued but unused vacation time; and the reimbursement of up to $15,000 in Ms. Chagnon’s reasonable attorney’s fees in connection with her resignation.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments

As of March 31, 2011, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required. Our investments include bank deposits, short-term money market accounts and investments in marketable securities including corporate bonds and government and government agency bonds that are carried on our books at fair value.

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. To meet these objectives, we invest funds not immediately required for operations only in high quality debt securities. We also limit the percentage of total investments that may be invested in any one issuer. Investments in corporate bonds as a group are also limited to a maximum percentage of our investment portfolio. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including money market funds, corporate bonds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at March 31, 2011, the fair value of the portfolio would decline by approximately $835. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, and claims involving commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of March 31, 2011, there are no material pending legal proceedings to which we are a party, and no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

ITEM 1A. RISK FACTORS

We incorporate herein by reference the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Risk Factors” contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and filed with the SEC on March 31, 2011. In connection with the resignation of Ms. Chagnon on May 1, 2011 and the appointment of Mr. Kaminski as chief executive officer on an interim basis, we hereby provide the following supplemental risk factor to those “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010:

Failure to attract and retain a new chief executive officer and other talented employees may have a material adverse effect on our operations and financial results. Our performance depends to a significant extent on the continued service of our senior management and key technical employees. Our future results will depend upon our ability to attract and retain a new chief executive officer to execute our business plan as well as other highly skilled technical, managerial, and marketing personnel. Competition for such personnel in the software industry is intense. We rely on competitive compensation packages to recruit and retain highly skilled employees in a competitive environment, but we do not enter into employment agreements with our personnel. There can be no assurance that we will be successful in attracting and retaining the personnel required to sustain our business. Failure to attract and retain such personnel could have a material adverse effect on our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

ITEM 6.	EXHIBITS

(a)	Exhibits

10.1	Resignation Agreement between Bitstream Inc. and Anna Chagnon dated May 1, 2011 (filed as Exhibit 10.1 to Bitstream Inc. Current Report on Form 8-K as filed with the SEC on May 3, 2011 and incorporated herein by reference).

*31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.

(Registrant)

SIGNATURE	TITLE	DATE

/s/ Amos Kaminski	Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 13, 2011
Amos Kaminski

/s/ James P. Dore	Vice President and Chief Financial Officer (Principal Financial Officer)	May 13, 2011
James P. Dore