Form 10-Q
period 2011-06-30
Bitstream Inc.
filed 2011-08-15
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

On August 10, 2011, there were 10,625,345 shares of Class A Common Stock, par value $0.01 per share issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,793	$3,057
Accounts receivable, net of allowance of $53 and $33 at June 30, 2011 and December 31, 2010, respectively	1,699	1,999
Prepaid expenses and other current assets	977	750
Investments	114	114

Total current assets	6,583	5,920

Property and equipment, net	675	606
Restricted cash	190	144
Other	147	43
Goodwill	3,526	3,526
Intangible assets, net	3,284	3,479
Long-term investments	6,495	8,097

Total assets	$20,900	$21,815

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,536	$1,155
Accrued payroll and other compensation	887	746
Other accrued expenses	727	667
Deferred revenue	2,559	2,413

Total current liabilities	5,709	4,981
Long-term deferred revenue	348	105

Long-term deferred rent	519	530

Total liabilities	6,576	5,616

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value: 6,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value: Class A: 30,000 shares authorized; 10,371 and 10,349 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	104	103
Class B: 500 shares authorized, no shares issued or outstanding	—	—
Additional paid-in capital	35,964	35,612
Accumulated deficit	(21,995)	(19,710)
Accumulated other comprehensive income	251	194

Total stockholders’ equity	14,324	16,199

Total liabilities and stockholders’ equity	$20,900	$21,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER-SHARE AMOUNTS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue:
Software licenses	$5,610	$4,319	$10,814	$8,336
Services	1,709	1,116	3,318	2,307

Total revenue	7,319	5,435	14,132	10,643

Cost of revenue:
Software licenses	2,906	2,087	5,662	4,298
Services	590	492	1,156	954

Total cost of revenue	3,496	2,579	6,818	5,252

Gross profit	3,823	2,856	7,314	5,391

Operating expenses:
Marketing and selling	1,031	899	2,086	1,702
Research and development	2,076	1,627	4,274	3,019
General and administrative	2,070	1,044	3,313	1,787

Total operating expenses	5,177	3,570	9,673	6,508

Operating loss	(1,354)	(714)	(2,359)	(1,117)

Interest and other income, net	181	51	205	64

Loss before provision for income taxes	(1,173)	(663)	(2,154)	(1,053)

Provision for income taxes	78	22	131	30

Net loss	$(1,251)	$(685)	$(2,285)	$(1,083)

Basic and diluted net loss per share	$(0.12)	$(0.07)	$(0.22)	$(0.11)

Basic and diluted weighted average shares outstanding	10,178	9,876	10,165	9,856

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(2,285)	$(1,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	353	485
Depreciation and amortization	136	132
Amortization of intangible assets	207	47
Amortization of purchased premiums on long-term investments in marketable securities	57	31
Realized gain on sale of marketable securities	(123)	—

Changes in operating assets and liabilities, net of the effects of the acquisition:
Accounts receivable	300	513
Prepaid expenses and other current assets	(323)	(508)
Accounts payable	381	(96)
Accrued payroll and other compensation	141	504
Other accrued expenses	60	(96)
Deferred revenue	389	(18)
Long-term deferred rent	(11)	—

Net cash used in operating activities	(718)	(89)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(204)	(77)
Additions to restricted cash	(55)	—
Acquisition of Press-sense Ltd.	—	(6,528)
Additions to intangible assets	(12)	(13)
Purchase of investments in marketable securities	—	(7,685)
Proceeds from sale of marketable securities	1,725	350

Net cash provided by (used in) investing activities	1,454	(13,953)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	—	103

Net cash provided by financing activities	—	103

Effect of foreign currency exchange rates on cash and cash equivalents	—	(11)

Net increase (decrease) in Cash and Cash Equivalents	736	(13,950)
Cash and Cash Equivalents, beginning of period	3,057	17,915

Cash and Cash Equivalents, end of period	$3,793	$3,965

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

All references to “Bitstream”, “we”, “us”, “our”, or “Company” refer to Bitstream Inc. and its subsidiaries. Except as otherwise noted, all reported dollar amounts are in thousands.

(1)	Operations and Significant Accounting Policies

The Company is a software development company focused on bringing innovative and proprietary software products to a wide variety of markets. Our core software products include award-winning fonts and font rendering technologies, mobile browsing and messaging technologies, variable data publishing and web-to-print technologies, and multi-channel communications technologies. The Company operates in one business segment and we conduct our operations through Bitstream Inc. and two foreign subsidiaries: Bitstream India Pvt. Ltd. and Bitstream Israel LTD.

The Company is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. The Company has also experienced net losses in the current year, as well as prior years, and as of June 30, 2011 has an accumulated deficit of approximately $22 million. For a complete discussion of our business risks, see the “Risk Factors” under Part I, Item 1A. beginning on page 18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

(a)	Use of Estimates

The accompanying condensed consolidated financial statements reflect the application of certain accounting policies as described in this note and elsewhere in the accompanying condensed consolidated financial statements and notes. The preparation of the accompanying condensed consolidated financial statements requires the use of certain estimates by us in determining our assets, liabilities, revenues and expenses. Significant estimates in these financial statements include revenue recognition, the valuation of acquired intangible assets and goodwill, share-based compensation, income taxes and the valuation of deferred tax assets, and the allowance for doubtful accounts receivable. Actual results may differ from these estimates.

(b)	Basis of Presentation

Our unaudited condensed consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles (“GAAP”). The balance sheet information as of December 31, 2010 has been derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K, which was filed with the SEC on March 31, 2011. The condensed consolidated balance sheet as of June 30, 2011, the condensed consolidated statements of operations for the three months and six months ended June 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the three and six months ended June 30, 2011 and 2010, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company for these interim periods. The results of operations for the six months ended June 30, 2011 may not necessarily be indicative of the results to be expected for the year ending December 31, 2011.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Certain prior year amounts have been reclassified to conform with the current year’s presentation. The Company evaluated subsequent events through August 15 to determine whether or not any such events required disclosure in this Form 10-Q, and determined that no such subsequent event has occurred.

(c)	Property and Equipment, in thousands

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following:

	June 30, 2011	December 31, 2010
Equipment and computer software	$2,131	$2,027
Purchased software	446	439
Furniture and fixtures	621	624
Leasehold improvements	166	100

	3,364	3,190

Less – Accumulated depreciation and amortization	2,689	2,584

Property and equipment, net	$675	$606

Depreciation expense for the three months ended June 30, 2011 and 2010 was $72 and $63, respectively. Depreciation expense for the six months ended June 30, 2011 and 2010 was $136 and $132, respectively.

During the three and six months ended June 30, 2011, we disposed of $12 and $33 of property and equipment with accumulated depreciation of $10 and $31, respectively, resulting in a loss on disposal of $2 for each period. The assets were no longer in service.

(d)	Off-Balance Sheet Risk and Concentration of Credit Risk, dollar amounts in thousands

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, and trade accounts receivable. The Company places a majority of its cash and cash equivalents in one highly-rated financial institution and holds its marketable securities in a custodial account at another highly-rated financial institution. The Company evaluated its accounts receivable balance at June 30, 2011 and determined that its allowance for bad debts of $53 was adequate. At June 30, 2011, two customers accounted for 15% and 12% of our accounts receivable. At December 31, 2010, two customers accounted for 23% and 16% of our accounts receivable. We do not have any off-balance sheet risks as of June 30, 2011 or December 31, 2010. For the three and six months ended June 30, 2011 and 2010, no single customer accounted for 10% or more of our revenue.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(e)	Comprehensive Loss, in thousands

Comprehensive loss consists of net loss and adjustments to stockholders’ equity for historical foreign currency translation adjustments and unrealized gains from investments in marketable securities classified as available-for-sale. For the purposes of comprehensive loss disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as it intends to permanently reinvest undistributed earnings in its foreign subsidiaries in accordance with the applicable accounting guidance. For purposes of comprehensive loss disclosures, the Company also does not record tax provisions or benefits for unrealized gains or losses on investments in marketable securities as it has recorded a full valuation allowance against its deferred tax assets and is not currently recording a tax liability.

The components of comprehensive loss are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net loss	$(1,251)	$(685)	$(2,285)	$(1,083)
Unrealized gain on investments in marketable securities, net	76	218	56	193
Foreign currency adjustment, net of tax of $0	—	(13)	—	(11)

Total comprehensive loss	$(1,175)	$(480)	$(2,229)	$(901)

Accumulated other comprehensive income consisted of the following:

	June 30, 2011	December 31, 2010

Unrealized gain on investments in marketable securities, net	$251	$194

(f)	Recently Issued Accounting Standards

Recent Accounting Pronouncements Not Yet Adopted

In June 2011, the Financial Accounting Standards Board issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company on January 1, 2012. Early adoption is permitted. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, adoption will not have an effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for the Company beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on the Company’s financial statements upon adoption.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(g)	Fair Value Hierarchy, in thousands

The accounting standards codification for fair value measurements specifies a hierarchy for disclosure of fair value measurements. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used for measurement are observable or unobservable. Observable inputs reflect market-derived or market-based information obtained from independent sources, while unobservable inputs reflect our estimates about market data. This hierarchy requires the use of observable market data when available. The three levels are defined as follows:

Level 1	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities for the instrument or security to be valued.

Level 2

Level 2 inputs are inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly, through corroboration with observable market data for substantially the full term of the asset or liability.

Level 3

Level 3 inputs are derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable and are significant to the fair value of the assets or liabilities.

Assets and liabilities of the Company measured at fair value on a recurring basis are summarized as follows as of June 30, 2011 and December 31, 2010:

		Fair Value Measurements at Reporting Date Using
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets – June 30, 2011
Money market funds	$63	$63	$—	$—
Certificates of deposit	250	250	—	—
Government bonds	862	862	—	—
Corporate bonds	5,573	5,573	—	—

Total assets – June 30, 2011	$6,748	$6,748	$—	$—

Assets – December 31, 2010
Money market funds	$169	$169	$—	$—
Certificates of deposit	250	250	—	—
Government bonds	1,201	1,201	—	—
Corporate bonds	6,896	6,896	—	—

Total assets – December 31, 2010	$8,516	$8,516	$—	$—

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

Transaction gains (losses) for the three months ended June 30, 2011 and 2010 were $15 and $(7), respectively, and for the six months ended June 30, 2011 and 2010 were $(21) and $(5), respectively.

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

As of June 30, 2011, cash and cash equivalents included bank deposits and money market instruments. As of June 30, 2011 and December 31, 2010 cash equivalents were $63 and $169, respectively.

As of June 30, 2011 and December 31, 2010, aggregate investments in marketable securities consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value
June 30, 2011:

Government bonds	$823	$39	$—	$862

Corporate bonds	5,361	212	—	5,573

Total	$6,184	$251	$—	$6,435

December 31, 2010:

Government bonds	$1,177	$26	$(2)	$1,201

Corporate bonds	6,731	169	(4)	6,896

Total	$7,908	$195	$(6)	$8,097

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(3)	Acquisition, dollar amounts in thousands

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

The following table presents the pro forma results of the historical condensed consolidated statements of operations of the Company and Press-Sense Ltd. for the three months ended June 30, 2011 and 2010, giving effect to the merger as if it occurred on April 1, 2010:

	Three Months Ended June 30,
	2011	2010

Pro forma revenue	$7,319	$6,154
Pro forma net loss	$(1,251)	$(964)

Pro forma loss per share:
Basic and Diluted	$(0.12)	$(0.10)
Pro forma shares outstanding:
Basic and Diluted	10,178	9,876

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

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents the pro forma results of the historical condensed consolidated statements of operations of the Company and Press-Sense Ltd. for the six month periods ended June 30, 2011 and June 30, 2010, giving effect to the merger as if it occurred on January 1, 2010:

	Six Months Ended June 30,
	2011	2010

Pro forma revenue	$14,132	$12,770
Pro forma net loss	$(2,285)	$(2,588)

Pro forma loss per share:
Basic and Diluted	$(0.22)	$(0.26)
Pro forma shares outstanding:
Basic and Diluted	10,165	9,856

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

(4)	Goodwill & Other Intangible Assets, in thousands

Goodwill

Goodwill resulted from the acquisitions of Type Solutions, Inc. and Alaras Corporation, both acquired in 1998, as well as the purchase of certain assets from Press-Sense Ltd. on June 3, 2010. Goodwill was $3,526 at June 30, 2011 and December 31, 2010.

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

Other Intangible Assets

The carrying amounts of other intangible assets were $3,284 and $3,479 as of June 30, 2011 and December 31, 2010, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes other intangible assets over their estimated useful lives on a straight-line basis. Marketing-related intangibles have useful lives of four to eight years. Technology-based intangible assets have useful lives of five to twelve years. The weighted average useful life of other intangible assets is 9 years.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The components of the Company’s amortized intangible assets are as follows:

	June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Marketing-related	$2,296	$(292)	$2,004
Technology-based	2,077	(797)	1,280

Total	$4,373	$(1,089)	$3,284

	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Marketing-related	$2,292	$(195)	$2,097
Technology-based	2,069	(687)	1,382

Total	$4,361	$(882)	$3,479

Amortization expense for marketing-related intangible assets included in marketing and selling expense for the three months ended June 30, 2011 and 2010 was $48 and $16, respectively. Amortization expense for technology-related intangible assets included as cost of revenue for the three months ended June 30, 2011 and 2010 was $ 47 and $16, respectively. Amortization expense for intangible assets included as general and administrative expense for the three months ended June 30, 2011 and 2010 was $9 and $8, respectively. Amortization expense for marketing-related intangible assets included in marketing and selling expense for the six months ended June 30, 2011 and 2010 was $95 and $16, respectively. Amortization expense for technology-related intangible assets included as cost of revenue for the six months ended June 30, 2011 and 2010 was $ 94 and $16, respectively. Amortization expense for intangible assets included in general and administrative expense for the six months ended June 30, 2011 and 2010 was $18 and $15, respectively. Estimated amortization for succeeding years is as follows:

Estimated Amortization Expense:

2011, remaining	$208
2012	407
2013	398
2014	393
2015	384
Thereafter	1,494

Total	$3,284

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

(5)	Income Per Share, in thousands

Basic earnings or loss per share is determined by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period, excluding unvested restricted shares of 182 and 155 for the three months periods ended June 30, 2011 and 2010, respectively, and 192 and 143 for the six months periods ended June 30, 2011 and 2010, respectively. Diluted earnings per share reflect the effect of the conversion of potentially dilutive securities, such as stock options, warrants, and restricted shares, based on the treasury stock method.

In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. As a result there is no difference between the Company’s basic and diluted loss per share for the three and six months periods ended June 30, 2011 and 2010. The Company’s basic and diluted weighted average shares outstanding are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Basic and fully diluted weighted average shares outstanding	10,178	9,876	10,165	9,856

If the Company had reported a profit for the three month periods ended June 30, 2011 and 2010, the potential common shares would have increased the weighted average shares outstanding by 329 and 627, respectively, and for the six months periods ended June 30, 2011 and 2010 by 377 and 659, respectively. In addition, there were unvested restricted stock and options to purchase 596 and 404 shares of common stock for the three month periods ended June 30, 2011 and 2010, respectively, and 499 and 387 for the six month periods ended June 30, 2011 and 2010, respectively, which were not included in the calculation of diluted net income per share as their effect would be antidilutive.

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

The Company currently estimates the fair value of stock options using the Black-Scholes valuation model. Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of its stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and its expected annual dividend yield. The Company does not anticipate paying any cash dividends in the foreseeable future and therefore uses an expected dividend yield of zero in the option valuation model. The Company estimates forfeitures at the time of grant and revises those estimates in subsequent periods if actual forfeitures differ from those estimates. The Company uses historical data to estimate pre-vesting option forfeitures and record stock-based compensation expense only for those awards that are expected to vest. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of our stock options. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards. These amounts, and the amounts applicable to future quarters, are also subject to future quarterly adjustments based upon a variety of factors, which include, but are not limited to, the issuance of new share-based awards.

The risk-free interest rate utilized is based upon published U.S. Treasury yield curves at the date of the grant for the expected option term. Expected stock price volatility is based upon the historical volatility of our common stock price over the expected term of the option. We use historical exercise, forfeiture, and cancellation information to determine expected term and forfeiture rates.

No stock options were granted during the six months ended June 30, 2011 and 2010. During the three and six month periods ended June 30, 2011 we granted restricted stock awards of 12 and 22 shares, respectively. During the three and six month periods ended June 30, 2010 we granted restricted stock awards of 50 and 75 shares, respectively. Restricted stock awards are valued at the fair market value at the grant date.

During the three and six month periods ended June 30, 2011 we modified existing restricted stock awards and options. On April 4, 2011, we accelerated the vesting of 14 shares of restricted stock awarded to a member of our Board of Directors who passed away during the year, resulting in a net expense of $75 during the periods. On April 4, 2011, we also increased the exercise period on 20 shares of his previously vested options from 90 days to one year after separation resulting in an additional $1 in compensation expense. On May 1, 2011, in connection with the resignation of our former CEO and Director, we accelerated the vesting of 5 shares of restricted stock awards resulting in a net expense decrease of $4 as we reversed compensation expense for shares that did not vest. On May 1, 2011 we also modified 23 unvested shares of restricted stock and unvested stock options to purchase 83 shares of our Class A Common Stock held by her as of her resignation date with the addition of a performance condition that would allow the restricted stock and options to vest if a “Change in Control”, as defined in the severance agreement between the Company and its former CEO dated April 15, 2010, is consummated on or before November 1, 2011. The compensation expense valued for this modification will be recognized at such time as the performance condition is deemed probable or at its occurrence. The grant date fair value of the modified restricted stock awards is $140 and the Black-Scholes fair value of the modified stock options is $28. The assumptions used for the Black-Scholes modification value of her stock options are as follows:

May 1, 2011
Risk-free interest rate	0.11%
Expected dividend yield	None
Expected term	6 Months
Expected volatility	15.38%

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

The Company’s results for the three months ended June 30, 2011 and 2010 include $132 and $258, respectively, and for the six months ended June 30, 2011 and 2010 include $353 and $485, respectively, of share-based compensation within the applicable expense classification where it reports the share-based award holders’ compensation expense.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table presents share-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Cost of revenue-software licenses	$—	$1	$—	$2
Cost of revenue-services	4	18	10	37
Marketing and selling	7	12	17	25
Research and development	83	98	164	190
General and administrative	38	129	162	231

	$132	$258	$353	$485

(7)	Commitments and Contingencies, dollar amounts in thousands

Lease commitments

The Company conducts its operations in leased facilities. In June 2009, the Company entered into a ten-year lease agreement for 27 thousand square feet of office space with the right of first refusal on an additional four thousand square feet in a building located in Marlborough, Massachusetts. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments began after three (3) free months of rent and increase by approximately 2% per annum. The remaining commitment under the lease at June 30, 2011 is approximately $4,602. The Company records rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. The Company’s current lease agreement also requires it to maintain a Letter of Credit in the amount of $136 through October 31, 2019, which the Company collateralized with a certificate of deposit classified as a long-term restricted asset on the condensed consolidated balance sheets.

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a 33-month lease agreement in Nodia, India. This lease agreement commenced May 1, 2008 and obligates the Company to make monthly payments including service taxes. In January 2011, Bitstream India Pvt. Ltd., exercised the option to renew the lease agreement for an additional twenty-seven (27) months. The remaining commitment at June 30, 2011 is approximately $121 U.S. dollars.

In January 2011, Bitstream Israel Ltd., our wholly-owned subsidiary, entered into a thirty-six (36) month lease agreement in Caesarea, Israel. This lease agreement commences April 15, 2011 and obligates us to make semi-annual payments including service taxes. The remaining commitment at June 30, 2011 is approximately $320 U.S. dollars. This lease agreement also required us to obtain a bank guarantee in the amount of approximately $54 U.S. dollars to be in place through May 14, 2014. The bank guarantee is classified as restricted cash on our condensed consolidated balance sheets.

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

Legal Actions

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, and claims involving commercial, employment and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of June 30, 2011, there are no material pending legal proceedings to which we are a party, and no liability was recorded. Litigation is inherently unpredictable and it is possible that the Company’s financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

(8)	Income Taxes, in thousands

The Company accounts for income taxes under the liability method in accordance with authoritative guidance, under which a deferred tax asset or liability is determined based on the difference between the financial statement and the tax basis of assets and liabilities, as measured by enacted tax rates in effect when these differences are expected to reverse.

The following is a summary of the components of the provision for income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Current:
Federal	$19	$6	$37	$6
Foreign	59	16	94	24

Total	$78	$22	$131	$30

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

The Company continued to provide a full valuation allowance for its net deferred tax assets at June 30, 2011, as it believes it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. The Company continues to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in future periods, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the condensed consolidated statement of operations.

In June 2006, the FASB issued authoritative guidance clarifying the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. The Company adopted this guidance on January 1, 2007, the implementation of which did not have a material impact on the Company’s consolidated balance sheets, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 31, 2010, and June 30, 2011, the Company had no unrecognized tax benefits.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of June 30, 2011, the Company had no accrued interest or penalties related to uncertain tax positions. The Company’s 2006 through 2010 tax years remain open to examination by the material taxing jurisdictions to which it is subject.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

9)	Geographical Reporting, in thousands

The Company reports revenue and income under one reportable segment. Company management assesses operating results on an aggregate basis to make decisions about the allocation of resources. Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and long-lived assets by geographic area:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
*Revenue:
United States	$6,083	$4,442	$12,086	$9,011
United Kingdom (UK)	601	601	824	836

Other (Countries less than 5% individually, by Region)
Europe, excluding UK	385	236	738	401
Asia	84	52	187	145
Other, including Canada	166	104	297	250

Total revenue	$7,319	$5,435	$14,132	$10,643

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. All e-commerce credit card revenue is included as attributable to the United States.

Long-lived tangible assets by geographic area are as follows:

	June 30, 2011	December 31, 2010
United States	$500	$524
India	61	39
Israel	114	43

Total	$675	$606

BITSTREAM INC. AND SUBSIDIARIES

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

Mobile Browsing Technologies. BOLT provides a consistent, full desktop-style browsing experience on almost any handset. Based upon the Company’s ThunderHawk technology, BOLT was released into private beta in January 2009, launched into public beta in February 2009, and launched out of beta in October 2009 with the release of BOLT 1.5. The BOLT mobile browser offers faithful rendering of Web pages and it is the only browser for mobile phones of all types to support streaming video from popular media sharing sites such as YouTube and MySpace. Compatible with most handsets that support the J2ME or BREW/BMP operating systems, BOLT’s advanced features include W3C based widget support, direct Twitter integration, six levels of magnification, international localization, copy/paste, FOTA updates, and additional usability features such as auto-complete url, save page, secure browsing, patented split-screen minimap, password manager, rss subscriptions, automatic socket support, history and keypad shortcuts. BOLT is a WebKit based cloud-computing mobile browser. This cloud-computing architecture is the key to BOLT’s capabilities. Web pages are first loaded by the BOLT servers, then transcoded and sent to the BOLT mobile browser client on handsets. This client/server approach maintains the integrity of Web page layouts, reduces packet consumption on data networks, dramatically improves page load speeds, and enables advanced features such as video streaming.

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

FORWARD-LOOKING STATEMENTS

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements generally are identified by the words “believes”, “project”, “expects”, “anticipates”, “estimates”, “intends”, “strategy”, “plan”, “may”, “will”, “would”, “will be”, “will continue”, “will likely result”, and similar expressions. Investors are cautioned that forward-looking statements are inherently uncertain. Actual performance and results of operations may differ materially from those projected or suggested in the forward-looking statements due to certain risks and uncertainties, including, without limitation, market acceptance of our products, competition and the timely introduction of new products. Additional information concerning certain risks and uncertainties that would cause actual results to differ materially from those projected or suggested in the forward-looking statements is contained in our filings with the SEC, including those risks and uncertainties discussed under the sections entitled “Special Note about Forward-Looking Statements” and “Part I. Item 1A. Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on March 31, 2011, as supplemented in our Quarterly Reports on Form 10-Q. The forward-looking statements contained herein represent our judgment as of the date of this report, and we caution readers not to place undue reliance on such statements. We undertake no obligation to update or supplement forward-looking statements that become untrue because of subsequent events, new information or otherwise after the date of this document.

RESULTS OF OPERATIONS (in thousands, except percentages and per share amounts)

Revenue and Gross Profit:

	Three Months Ended June 30,
		% of Revenue		% of Revenue	Change
	2011		2010		Dollars	Percent
Revenue
Software licenses	$5,610	76.7%	$4,319	79.5	$1,291	29.9%
Services	1,709	23.3	1,116	20.5	593	53.1%

Total revenue	7,319	100.0	5,435	100.0	1,884	34.7%

Cost of Revenue

Software licenses	2,906	51.8	2,087	48.3	819	39.2%
Services	590	34.5	492	44.1	98	19.9%

Total cost of revenue	3,496	47.8	2,579	47.5	917	35.6%

Gross Profit	$3,823	52.2%	$2,856	52.5%	$967	33.9%

Revenue and Gross Profit:

	Six Months Ended June 30,
		% of Revenue		% of Revenue	Change
	2011		2010		Dollars	Percent
Revenue
Software licenses	$10,814	76.5	$8,336	78.3	$2,478	29.7%
Services	3,318	23.5	2,307	21.7	1,011	43.8%

Total revenue	14,132	100.00	10,643	100.0	3,489	32.8%

Cost of Revenue

Software licenses	5,662	52.4	4,298	51.6	1,364	31.7%
Services	1,156	34.8	954	41.4	202	21.2%

Total cost of revenue	6,818	48.2	5,252	49.3	1,566	29.8%

Gross Profit	$7,314	51.8%	$5,391	50.7%	$1,923	35.7%

License Revenue

The increase in revenue from software licenses was attributable to an increase in direct sales of $1,016, or 34.7%, to $3,941 for the three months ended June 30, 2011, as compared to $2,925 for the three months ended June 30, 2010. This increase was primarily due to an increase in sales of fonts from our e-commerce site resulting from an increase in both volume and variety of fonts sold, as well as the release of Webfonts during the first quarter of 2011. Software license revenue from Original Equipment Manufacturers (“OEMs”) and Independent Software Vendors (“ISVs”) increased $241, or 18.8%, to $1,523 for the three months ended June 30, 2011, as compared to $1,282 for the three months ended June 30, 2010. This increase in OEM sales resulted primarily from sales of the iWay product acquired from Press-Sense in June 2010. Software license revenue from resellers increased $34, or 30.4%, to $146 for the three months ended June 30, 2011, as compared to $112 for the three months ended June 30, 2010. The increase in reseller revenue and direct sales, excluding e-commerce sales, primarily resulted from sales of the iWay product acquired from Press-Sense in June 2010.

The increase in revenue from software licenses for the six months ended June 30, 2011 was attributable to an increase in direct sales of $1,835, or 29.8%, to $8,000 as compared to $6,165 for the six months ended June 30, 2010. This increase was due to an increase in both the volume and variety of fonts sold, as well as the release of Webfonts during the first quarter of 2011. Software license revenue from resellers for the six months ended June 30, 2011 increased $154, or 73.3%, to $364, as compared to $210 for the six months ended June 30, 2010. The increase in reseller revenue and direct sales, excluding e-commerce sales, was due to sales of the iWay product acquired from Press-Sense in June 2010 as well as increases in the volume and variety of fonts and publishing products licensed during the six months ended June 30, 2011. Software license revenue from Original Equipment Manufacturers (“OEMs”) and Independent Software Vendors (“ISVs”) increased $489, or 24.9%, to $2,450 for the six months ended June 30, 2011, as compared to $1,961 for the six months ended June 30, 2010. The increase in OEM and ISV revenue for the six month periods was primarily due to sales of the iWay product acquired in June 2010. We were affected by the global economic downturn, as were our customers, including various OEMs and ISVs who report product royalties on shipments of their products. We are not able to determine at this time how these economic conditions will impact our license revenue during the remainder of 2011.

Service Revenue

Revenue from services increased 53.1% and 43.8%, respectively, for the three and six month periods ended June 30, 2011, as compared to the same periods ended June 30, 2010 due to increases across all of our product lines. The largest increases during the three and six month periods ended June 30, 2011 were $278 and $666, respectively, from customer support contracts related to the iWay product acquired in June 2010, as well as increases of $140 and $170, respectively, in custom design consulting in font and font technology. Service revenue from direct sales for the three months ended June 30, 2011 increased $109, or 12.6%, to $974 as compared to $865 for the three months ended June 30, 2010. Service revenue from resellers for the three months ended June 30, 2011 increased $243, or 150.9%, to $404, as compared to $161 for the three months ended June 30, 2010. This increase results primarily from the addition of support contracts through reseller distributors for the iWay product acquired in June 2010 of $205. Service revenue from OEMs and ISVs increased $242, or 268.9%, to $332 as compared to $90 for the three months ended June 30, 2011 and 2010. This increase is primarily related to an increase in custom consulting services for font and font technology of $139, as well as iWay support contracts of $71.

Service revenue from direct sales for the six months ended June 30, 2011 increased $122, or 6.9%, to $1,902, as compared to $1,780 for the six months ended June 30, 2010. Service revenue from resellers increased $508, or 138.8%, to $874 for the six months ended June 30, 2011, as compared to $366 for the six months ended June 30, 2010. This increase is related primarily to support contracts for the iWay product of $514. Service revenue from OEMs and ISVs increased $381, or 236.6%, to $542 for the six months ended June 30, 2011, as compared to $161 for the six months ended June 30, 2010. This increase includes iWay support contracts of $142 and custom consulting services for font and font technology of $177. We anticipate that consulting, graphic design and training services vary with specific requirements of customers and may be affected more by economic concerns as customers may delay design changes, custom development and training. However, we are not able to determine at this time how these economic concerns will impact our service revenue during the remainder of 2011.

We recognize license revenue from direct sales and licensing agreements of our products and products from third parties, including e-commerce sales made via our websites, licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of mobile browsing products, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three and six months ended June 30, 2011 was $12 and $23, respectively. Referral income for the three and six months ended June 30, 2010 was $13 and $23, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

Cost of License Revenue

The increase in cost of license revenue for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010 was primarily due to increased direct costs, including royalty and credit card processing expenses of $774, or 39.8%, to $2,719 for the three months ended June 30, 2011, as compared to $1,945 for the three months ended June 30, 2010. This increase resulted from increased sales of third party products including e-commerce sales. The increase in cost of license revenue for the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 was primarily due to increased direct costs, including royalty and credit card processing expenses of $1,247, or 31.0%, to $5,270 for the six months ended June 30, 2011 as compared to $4,023 for the six months ended June 30, 2010. This increase resulted from increased sales of third party products including e-commerce sales. Cost of license revenue for the three and six months ended June 30, 2011 includes $244 of hosting fees for the browsing product line as well. We also incurred increased support infrastructure costs for our e-commerce and browsing product lines during the three and six month periods ended June 30, 2011. Due to anticipated e-commerce revenue growth, we expect that cost of licenses as a percentage of sales for 2011 will continue at a level above that reflected in our 2010 financial statements, until such time as revenue from sales of our type, publishing and browsing technologies begins to increase relative to the increase in e-commerce revenue. Quarterly results may vary based upon the mix of products sold during any particular quarter.

Cost of Service Revenue

The increase in cost of services revenue for the three and six month periods ended June 30, 2011, as compared to the same periods ended June 30, 2010, was primarily due to costs of $112 and $192, respectively. These increases were associated with the Israel office established in June 2010 with the acquisition of assets of Press-Sense, the resulting amortization of iWay acquired technology of $31 and $78, respectively, and increases related to a reduction in the internal allocation of resources charged to research and development projects, resulting in higher cost of services expense of $15 and $93 for the three and six month periods ended June 30, 2011, respectively, as compared to the same periods ended June 30, 2010. Our cost of services infrastructure has remained relatively constant during 2011 and we expect our variable costs to increase as the demand for these services increases and also with the addition of support and consulting services for the iWay product which was acquired as part of the acquisition of the Press-Sense Ltd. assets. We expect our cost of services revenue as a percentage of revenue to increase to approximate the level attained during 2010.

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

Operating Expenses:

	Three Months Ended June 30,
		% of Revenue		% of Revenue	Change
	2011		2010		Dollars	Percent

Marketing and selling	$1,031	14.1%	$899	16.5%	$132	14.7%
Research and development	2,076	28.4	1,627	29.9	449	27.6
General and administrative	2,070	28.3	1,044	19.2	1,026	98.3

Total operating expenses	$5,177	70.7%	$3,570	65.7%	$1,607	45.0%

	Six Months Ended June 30,
		% of Revenue		% of Revenue	Change
	2011		2010		Dollars	Percent

Marketing and selling	$2,086	14.8%	$1,702	16.0%	$384	22.6%
Research and development	4,274	30.2	3,019	28.4	1,255	41.2
General and administrative	3,313	23.4	1,787	16.8	1,526	85.4

Total operating expenses	$9,673	68.4%	$6,508	61.2%	$3,165	48.6%

Marketing and Selling (“M&S”) Expense

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. M&S expense increased $132, or 14.7%, to $1,031 for the three months ended June 30, 2011 as compared to $899 for the three months ended June 30, 2010. This increase is related primarily to the addition of sales and marketing personnel associated with the iWay product acquired in June 2010 of $164, amortization of iWay acquired customer lists of $32, an increase in salaries and travel expenses related to the browser product of $84, partially offset by a decrease of $146 in tradeshow expenses in 2011. The decrease in trade show costs versus the prior year was due to attendance at the large IPEX publishing tradeshow held in the UK during August 2010, which will next be held in 2014.

M&S expense increased $384, or 22.6%, to $2,086 for the six months ended June 30, 2011, as compared to $1,702 for the six months ended June 30, 2010. This increase in M&S expense related primarily to the addition of sales and marketing personnel associated with the iWay product of $278, amortization of iWay customer lists of $80, an increase in sales personnel and related travel expenses for the browser product of $140, partially offset by a decrease of $105 in tradeshow expenses in 2011. We expect that our M&S expense will increase in both absolute dollars and as a percentage of revenue during the remainder of 2011, as commissionable sales increase and as we invest in new sales and marketing resources.

Research and Development (“R&D”) Expense

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. R&D expense increased $449, or 27.6%, to $2,076 for the three months ended June 30, 2011, as compared to $1,627 for the three months ended June 30, 2010. This increase in R&D expense was primarily the result of an increase in salaries and benefits of $85 due to increases in R&D personnel in the US, $482 related to the addition of R&D personnel for the iWay product, and $80 for additional headcount added in India during 2010. These increases are partially offset by the inclusion of $244 of browser hosting costs in cost of revenue for the three months ended June 30, 2011. These costs were included as R&D expense for the three months ended June 30, 2010, as the Company had yet to monetize its free user base and provide hosting services to carrier and device manufacturers.

R&D expense increased $1,255, or 41.6%, to $4,274 for the six months ended June 30, 2011, as compared to $3,019 for the six months ended June 30, 2010. This increase in R&D expense was primarily the result of an increase in salaries, benefits and travel of $155 due to increases in R&D personnel in the US, and $1,088 related to the addition of R&D personnel for the iWay product, and $179 for additional headcount added in India during 2010. These increases are partially offset by the inclusion of browser hosting costs in cost of revenue. These costs were included as R&D expense in 2010, as the Company had yet to monetize its free user base and provide hosting services to carrier and device manufacturers. We expect our development efforts and R&D expense to increase as compared to 2010 both in absolute dollars and as a percentage of sales during 2011.

General and Administrative (“G&A”) Expense

G&A expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. G&A expense increased $1,026, or 98.3%, to $2,070 for the three months ended June 30, 2011 as compared to $1,044 for the three months ended June 30, 2010. A significant contributor to this increase is the $695 expense related to the May 2011 resignation agreement with the Company’s former CEO, which includes salary, stock awards and attorney’s fees. Other increases include $150 business advisory services; $278 related to the Israel office established in June 2010, of which $155 is related to salaries and benefits; $90 in Directors’ fees; $44 increased bad debt expense from an increase in reserves; and US salaries and benefits which increased $20 while temporary help costs decreased $40. These increases were partially offset by a reduction in travel of $80, primarily due to travel in 2010 related to the iWay acquisition, as well as a decrease in other compensation expense of $152 related to the forfeiture and modification of stock options and unvested restricted stock held by the former CEO.

G&A expense increased $1,526, or 85.4%, to $3,313 for the six months ended June 30, 2011 as compared to $1,787 for the six months ended June 30, 2010. A significant contributor to this increase is expense of $695 related to the May 2011 resignation agreement with the Company’s former CEO, which includes salary, stock awards and attorney’s fees. Other increases include $480 related to the Israel office established in June 2010, of which $323 is related to salaries and benefits; $277 business advisory services; $112 in Directors’ fees; and a change in bad debt expense to $38 as compared with ($28) in the 2011. These increases were partially offset by decreases in US salaries and benefits of $26 and temporary help of $80, a net reduction in travel of $70, primarily due to travel in 2010 related to the iWay acquisition, as well as a decrease in other compensation expense of $152 related to the forfeiture and modification of stock options and unvested restricted stock held by the former CEO. We expect that G&A expenses, other than those associated with the resignation agreement and forfeiture of unvested restricted stock awards and stock options, will remain at similar levels for the remainder of 2011.

Other Income, Net:

	Three Months Ended June 30,
		% of Revenue		% of Revenue	Change
	2011		2010		Dollars	Percent

Interest and other income, net	$181	2.5%	$51	0.9%	$130	254.9%

	Six Months Ended June 30,
		% of Revenue		% of Revenue	Change
	2011		2010		Dollars	Percent

Interest and other income, net	$205	1.4%	$64	0.6%	$141	220.3%

Other income is primarily gain on sale of investments in marketable securities, foreign currency transactions gains or losses, and interest income earned on cash, marketable securities, and money market instruments. Gain on sale of investments in marketable securities for the three and six months ended June 30, 2011 was $123. There was no gain on sale of investments in marketable securities for the three and six months ended June 30, 2010. Foreign currency transaction gains (losses) for the three months ended June 30, 2011 and 2010 were $(15) and $(7), respectively. Transaction (losses) for the six months ended June 30, 2011 and 2010 were $(21) and $(5), respectively. Net interest income for the three months ended June 30, 2011 and 2010 was $45 and $56, respectively. Net interest income for the six months ended June 30, 2011 and 2010 was $104 and $70, respectively. Net interest income increased for the six months ended June 30, 2011 as compared to the same period in the prior year as we have invested a portion of our cash in marketable securities including corporate bonds and government and agency bonds.

Provision for Income Taxes:

	Three Months Ended June 30,
		% of Revenue		% of Revenue	Change
	2011		2010		Dollars	Percent

Provision for income taxes	$78	1.1%	$22	0.4%	$56	254.5%

	Six Months Ended June 30,
		% of Revenue		% of Revenue	Change
	2011		2010		Dollars	Percent

Provision for income taxes	$131	0.9%	$30	0.3%	$101	336.7%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Current:
Federal	$19	$6	$37	$6
Foreign	59	16	94	24

Total	$78	$22	$131	$30

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of June 30, 2011, we had net working capital of $874 versus $939 at December 31, 2010, a decrease of $65 or 6.9%. Including long-term available-for-sale marketable securities, classified as long-term due to stated maturity dates that are longer than one year, we had adjusted net working capital of $7,369 at June 30, 2011 versus $9,036 at December 31, 2010.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $10,402 at June 30, 2011. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including government, government agency, and corporate bonds. Based on our current expectations, we anticipate that some portion of our existing cash, cash equivalents and investments may be consumed by operations.

Our operating activities used cash during the six months ended June 30, 2011 and 2010 of $718 and $89, respectively. The major components of cash used in operating activities for the six months ended June 30, 2011 was our loss of $2,285 less non cash expenditures of $630, as well as an increase of $323 in prepaid and other assets. These uses of cash were partially offset by increases in deferred revenue $389, accounts payable $381, accrued payroll $141, and cash generated by the collection of accounts receivable of $300. Cash used in operating activities for the six months ended June 30, 2010 consisted primarily of our loss of $1,083 plus non cash expenditures of $695 during the period.

Cash provided by investing activities during the six months ended June 30, 2011 was $1,454 and consisted primarily of proceeds from the sale of investments in marketable securities of $1,725, partially offset by purchases of property and equipment and intangible assets of $204 and $12, respectively, and an increase in restricted cash of $55 for the new Israel office rent deposit. Cash used in investing activities during the six months ended June 30, 2010 was $13,953 and consisted primarily of investments in marketable securities of $7,685, acquisition of Press-Sense Ltd. of $6,528, and purchases of non-Press-Sense related property and equipment and intangible assets of $77 and $13, respectively. The Press-sense assets included $80 in property and equipment, $3,610 in intangible assets, and $2,810 in goodwill. These uses of cash were partially offset by proceeds from the sale of marketable securities of $350.

Our financing activities for the six months ended June 30, 2011 and 2010 provided cash of $0 and $103, respectively, from the exercise of stock options.

As of June 30, 2011, we had no material commitments for capital expenditures.

On May 1, 2011, Ms. Chagnon resigned as President, Chief Executive Officer and an employee of the Company and as a member of the Board of Directors. In connection with Ms. Chagnon’s resignation, the Board of Directors elected Mr. Kaminski as Chief Executive Officer of the Company on an interim basis at a salary of $2 per day. Also in connection with Ms. Chagnon’s resignation, the Company entered into a Resignation Agreement with Ms. Chagnon which provided for the following payments and benefits: A lump sum cash payment of $612 which was paid on May 6, 2011, consisting of two years of base salary equal to $600 and $12 for accrued but unused vacation time; and the reimbursement of up to $15 in Ms. Chagnon’s reasonable attorney’s fees in connection with her resignation.

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

From time to time, we evaluate potential acquisitions of products, businesses and technologies that may complement or expand our business. If we were to pursue any such transaction, we may use a portion of our working capital, the proceeds of marketable securities, or raise funding for such activities through the issuance of equity or debt securities. As a result of its ongoing exploration of strategic alternatives, the Company continues to actively pursue a sale of the business, in whole or in part. No definitive agreements or understandings have been reached and there can be no assurance that any such transaction will be consummated.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recent Accounting Pronouncements Not Yet Adopted

In June 2011, the Financial Accounting Standards Board issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. This guidance is effective for the Company on January 1, 2012. Early adoption is permitted. As the new guidance relates only to how comprehensive income is disclosed and does not change the items that must be reported as comprehensive income, adoption will not have an effect on the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for the Company beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on the Company’s financial statements upon adoption.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments

As of June 30, 2011, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required. Our investments include bank deposits, short-term money market accounts and investments in marketable securities including corporate bonds and government and government agency bonds that are carried on our books at fair value.

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. To meet these objectives, we invest funds not immediately required for operations only in high quality debt securities. We also limit the percentage of total investments that may be invested in any one issuer. Investments in corporate bonds as a group are also limited to a maximum percentage of our investment portfolio. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including money market funds, corporate bonds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at June 30, 2011, the fair value of the portfolio would decline by approximately $644. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, and claims involving commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of June 30, 2011, there are no material pending legal proceedings to which we are a party, and no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

ITEM 1A. RISK FACTORS

We incorporate herein by reference the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended and supplemented by the risk factors contained in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended and supplemented by our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

ITEM 6. EXHIBITS

(a)	Exhibits

10.1	Resignation Agreement between Bitstream Inc. and Anna Chagnon dated May 1, 2011 (filed as Exhibit 10.1 to Bitstream Inc. Current Report on Form 8-K as filed with the SEC on May 3, 2011 and incorporated herein by reference).

*31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.1	The following financial statements from the Quarterly Report on Form 10-Q of Bitstream Inc. for the quarter ended June 30, 2011 formatted in XBRL: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC.
(Registrant)

SIGNATURE	TITLE	DATE

/s/ Amos Kaminski	Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 15, 2011
Amos Kaminski

/s/ James P. Dore	Vice President and Chief Financial Officer (Principal Financial Officer)	August 15, 2011
James P. Dore