Form 10-Q
period 2011-09-30
Bitstream Inc.
filed 2011-11-14
CIK 818813

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

On November 10, 2011, there were 10,675,345 shares of Class A Common Stock, par value $0.01 per share issued and outstanding, and no shares of Class B Common Stock, par value $0.01 per share, issued or outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$3,913	$3,057
Accounts receivable, net of allowance of $39 and $33 at September 30, 2011 and December 31, 2010, respectively	1,259	1,999
Prepaid expenses and other current assets	696	750
Investments	114	114

Total current assets	5,982	5,920

Property and equipment, net	665	606
Capitalized software development costs	554	—
Goodwill	3,526	3,526
Intangible assets, net	3,182	3,479
Long-term investments	6,478	8,097
Restricted cash	191	144
Other	51	43

Total assets	$20,629	$21,815

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,903	$1,155
Accrued payroll and other compensation	1,061	746
Other accrued expenses	744	667
Deferred revenue	2,533	2,413

Total current liabilities	6,241	4,981

Long-term deferred revenue	442	105

Long-term deferred rent	513	530

Total liabilities	7,196	5,616

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value:
6,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.01 par value:
Class A: 30,000 shares authorized; 10,655 and 10,349 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	107	103
Class B: 500 shares authorized; no shares issued or outstanding	—	—
Additional paid-in capital	36,957	35,612
Accumulated deficit	(23,945)	(19,710)
Accumulated other comprehensive income	314	194

Total stockholders’ equity	13,433	16,199

Total liabilities and stockholders’ equity	$20,629	$21,815

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue:
Software licenses	$5,207	$4,739	$16,021	$13,075
Services	1,601	1,243	4,919	3,550

Total revenue	6,808	5,982	20,940	16,625

Cost of revenue:
Software licenses	2,936	2,346	8,598	6,644
Services	666	518	1,822	1,472

Total cost of revenue	3,602	2,864	10,420	8,116

Gross profit	3,206	3,118	10,520	8,509

Operating expenses:
Marketing and selling	1,129	945	3,215	2,647
Research and development	2,128	2,057	6,402	5,076
General and administrative	1,760	1,207	5,073	2,994

Total operating expenses	5,017	4,209	14,690	10,717

Operating loss	(1,811)	(1,091)	(4,170)	(2,208)

Interest and other income (expense), net	(62)	45	143	109

Loss before provision for income taxes	(1,873)	(1,046)	(4,027)	(2,099)

Provision for income taxes	77	128	208	158

Net loss	$(1,950)	$(1,174)	$(4,235)	$(2,257)

Basic and diluted net loss per share	$(0.19)	$(0.12)	$(0.41)	$(0.23)

Basic and diluted weighted average shares outstanding	10,394	9,921	10,242	9,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BITSTREAM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(IN THOUSANDS)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(4,235)	$(2,257)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Stock-based compensation	488	778
Depreciation and amortization	207	213
Amortization of intangible assets	312	149
Amortization of purchased premiums on long-term investments in marketable securities	77	59
Unrealized foreign currency loss	—	30
Realized gain on sale of marketable securities	(123)	(8)

Changes in operating assets and liabilities, net of the effects of the acquisition:
Accounts receivable	808	501
Prepaid expenses and other current assets	(14)	245
Accounts payable	748	23
Accrued payroll and other compensation	315	693
Other accrued expenses	77	36
Deferred revenue	457	169
Long-term deferred rent	(17)	(3)

Net cash provided by (used in) operating activities	(900)	628

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(266)	(112)
Additions to capitalized software development costs	(554)	—
Additions to restricted cash	(55)	—
Acquisition of Press-sense Ltd	—	(6,528)
Additions to intangible assets	(15)	(22)
Purchase of investments in marketable securities	—	(8,990)
Proceeds from sale of marketable securities	1,785	1,450

Net cash provided by (used in) investing activities	895	(14,202)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from exercise of stock options	861	336

Net cash provided by financing activities	861	336

Net increase (decrease) in Cash and Cash Equivalents	856	(13,238)
Cash and Cash Equivalents, beginning of period	3,057	17,915

Cash and Cash Equivalents, end of period	$3,913	$4,677

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

(1)	Operations and Significant Accounting Policies

The Company is a software development company focused on bringing innovative and proprietary software products to a wide variety of markets. Our core software products include award-winning fonts and font rendering technologies, mobile browsing and messaging technologies, variable data publishing and web-to-print technologies, and multi-channel communications technologies. The Company operates in one business segment and we conduct our operations through Bitstream Inc. and two foreign subsidiaries: Bitstream India Pvt. Ltd. and Bitstream Israel LTD. On July 18, 2011, in connection with the Separation, Distribution and planned Merger of Bitstream with Monotype Imaging Holdings, Inc. (see note 10), the Company incorporated Marlborough Software Development Holdings (“MSDH”), a wholly-owned subsidiary of Bitstream. As of and through September 30, 2011, there was no activity in MSDH.

The Company is subject to risks common to technology-based companies, including dependence on key personnel, rapid technological change, competition from alternative product offerings and larger companies, and challenges to the development and marketing of commercial products and services. The Company has also experienced net losses in the current year, as well as prior years, and as of September 30, 2011 has an accumulated deficit of approximately $24 million. For a complete discussion of our business risks, see the “Risk Factors” under Part I, Item 1A. beginning on page 18 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Our unaudited condensed consolidated financial statements presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (the “SEC”) for quarterly reports on Form 10-Q and do not include all of the information and footnote disclosures required by generally accepted accounting principles (“GAAP”). The balance sheet information as of December 31, 2010 has been derived from our audited consolidated financial statements but does not include all disclosures required by GAAP. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010 included in our Annual Report on Form 10-K, which was filed with the SEC on March 31, 2011. The condensed consolidated balance sheet as of September 30, 2011, the condensed consolidated statements of operations for the three months and nine months ended September 30, 2011 and 2010, and the condensed consolidated statements of cash flows for the three and nine months ended September 30, 2011 and 2010, and the notes to each are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows of the Company for these interim periods. The results of operations for the nine months ended September 30, 2011 may not necessarily be indicative of the results to be expected for the year ending December 31, 2011.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Certain prior year amounts have been reclassified to conform with the current year’s presentation. The Company evaluated subsequent events through November 14, 2011 to determine whether or not any such events required disclosure in this Form 10-Q, and determined that the subsequent event disclosed in Footnote 10 to these unaudited condensed consolidated financial statements is the only such event.

(c)	Property and Equipment, in thousands

Property and equipment are stated at cost, less accumulated depreciation and amortization. Property and equipment consists of the following:

	September 30, 2011	December 31, 2010
Equipment and computer software	$2,189	$2,027
Purchased software	449	439
Furniture and fixtures	621	624
Leasehold improvements	166	100

	3,425	3,190

Less – Accumulated depreciation and amortization	2,760	2,584

Property and equipment, net	$665	$606

Depreciation expense for the three months ended September 30, 2011 and 2010 was $71 and $80, respectively. Depreciation expense for the nine months ended September 30, 2011 and 2010 was $207 and $213, respectively.

(d)	Off-Balance Sheet Risk and Concentration of Credit Risk, dollar amounts in thousands

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents, investments in marketable securities, and trade accounts receivable. The Company places a majority of its cash and cash equivalents in one highly-rated financial institution and holds its marketable securities in a custodial account at another highly-rated financial institution. The Company evaluated its accounts receivable balance at September 30, 2011 and determined that its allowance for bad debts of $39 was adequate. At September 30, 2011, three customers accounted for 20%, 13% and 10% of our accounts receivable. At December 31, 2010, two customers accounted for 23% and 16% of our accounts receivable. We do not have any off-balance sheet risks as of September 30, 2011 or December 31, 2010. For the three and nine months ended September 30, 2011 and for the nine months ended September 30, 2010, no single customer accounted for 10% or more of our revenue. One customer accounted for 10% of our revenue for the three month period ended September 30, 2010.

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

The components of comprehensive loss are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss	$(1,950)	$(1,174)	$(4,235)	$(2,257)
Unrealized gain on investments in marketable securities, net	64	192	120	385

Total comprehensive loss	$(1,886)	$(982)	$(4,115)	$(1,872)

Accumulated other comprehensive income consisted of the following:

	September 30, 2011	December 31, 2010

Unrealized gain on investments in marketable securities, net	$314	$194

(f)	Recently Issued Accounting Standards

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

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for the Company beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on the Company’s consolidated financial statements upon adoption.

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

Assets and liabilities of the Company measured at fair value on a recurring basis are summarized as follows as of September 30, 2011 and December 31, 2010:

	Fair Value Measurements at Reporting Date Using
Description	Balance	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets – September 30, 2011
Money market funds	$178	$178	$—	$—
Certificates of deposit	250	250	—	—
Government bonds	875	875	—	—
Corporate bonds	5,603	5,603	—	—

Total assets – September 30, 2011	$6,906	$6,906	$—	$—

Assets – December 31, 2010
Money market funds	$169	$169	$—	$—
Certificates of deposit	250	250	—	—
Government bonds	1,201	1,201	—	—
Corporate bonds	6,896	6,896	—	—

Total assets – December 31, 2010	$8,516	$8,516	$—	$—

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

Transaction losses for the three months ended September 30, 2011 and 2010 were $53 and $25, respectively, and for the nine months ended September 30, 2011 and 2010 were $74 and $29, respectively.

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

As of September 30, 2011, cash and cash equivalents included bank deposits and money market instruments. As of September 30, 2011 and December 31, 2010 cash equivalents were $178 and $169, respectively.

As of September 30, 2011 and December 31, 2010, aggregate investments in marketable securities consisted of:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Market Value

September 30, 2011:

Government bonds	$822	$53	$—	$875

Corporate bonds	5,342	273	(12)	5,603

Total	$6,164	$326	$(12)	$6,478

December 31, 2010:

Government bonds	$1,177	$26	$(2)	$1,201

Corporate bonds	6,731	169	(4)	6,896

Total	$7,908	$195	$(6)	$8,097

During the three months ended September 30, 2011, the Company recorded interest and other income (loss), net of $(62). Of this amount, $(60) related to the reversal of transaction gains from the sale of investments that were incorrectly recorded during the three months ended June 30, 2011. Because the amount involved was not material to the Company’s financial statements in the prior or current quarterly period, the Company recorded the adjustment to correct the error during the three months ended September 30, 2011.

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

The following table reflects the fair value of the acquired identifiable intangible assets and related estimates of useful lives:

	Fair Value	Weighted Average Useful life (Years)

Developed product technology	$1,410	7.5
Customer relationships	2,200	11.5

Total	$3,610

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the pro forma results of the historical condensed consolidated statements of operations of the Company and Press-Sense Ltd. for the nine month periods ended September 30, 2011 and 2010, giving effect to the merger as if it occurred on January 1, 2010:

	Nine Months Ended September 30,
	2011	2010

Pro forma revenue	$20,940	$18,752
Pro forma net loss	$(4,235)	$(3,770)

Pro forma loss per share:
Basic and Diluted	$(0.41)	$(0.38)
Pro forma shares outstanding:
Basic and Diluted	10,242	9,878

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

(4)	Goodwill & Other Intangible Assets, in thousands

Goodwill

Goodwill resulted from the acquisitions of Type Solutions, Inc. and Alaras Corporation, both acquired in 1998, as well as the purchase of certain assets from Press-Sense Ltd. on June 3, 2010. Goodwill was $3,526 at September 30, 2011 and December 31, 2010.

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

Capitalized Software Development Costs

The Company is capitalizing certain costs associated with the translation of its Pageflex Storefront product into ten additional languages. This development is expected to be complete during its second quarter 2012 and to be amortized over a seven year useful life.

Other Intangible Assets

The carrying amounts of other intangible assets were $3,182 and $3,479 as of September 30, 2011 and December 31, 2010, respectively. Intangible assets acquired in a business combination are recorded under the purchase method of accounting at their estimated fair values at the date of acquisition. The Company amortizes other intangible assets over their estimated useful lives on a straight-line basis, which approximates the estimated realization of cash flow from these assets. Marketing-related intangibles have useful lives of four to eight years. Technology-based intangible assets have useful lives of five to twelve years. The weighted average useful life of other intangible assets is 9 years.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The components of the Company’s amortized intangible assets are as follows:

	0000000000	0000000000	0000000000
	September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Marketing-related	$2,296	$(341)	$1,955
Technology-based	2,080	(853)	1,227

Total	$4,376	$(1,194)	$3,182

	0000000000	0000000000	0000000000
	December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Marketing-related	$2,292	$(195)	$2,097
Technology-based	2,069	(687)	1,382

Total	$4,361	$(882)	$3,479

Amortization expense for marketing-related intangible assets included in marketing and selling expense for the three months ended September 30, 2011 and 2010 was $48 for both periods. Amortization expense for technology-related intangible assets included as cost of revenue for the three months ended September 30, 2011 and 2010 was $47 for both periods. Amortization expense for intangible assets included as general and administrative expense for the three months ended September 30, 2011 and 2010 was $9 and $7, respectively. Amortization expense for marketing-related intangible assets included in marketing and selling expense for the nine months ended September 30, 2011 and 2010 was $144 and $64, respectively. Amortization expense for technology-related intangible assets included as cost of revenue for the nine months ended September 30, 2011 and 2010 was $141 and $63, respectively. Amortization expense for intangible assets included in general and administrative expense for the nine months ended September 30, 2011 and 2010 was $27 and $22, respectively. Estimated amortization for succeeding years is as follows:

Estimated Amortization Expense:
2011, remaining	$103
2012	408
2013	400
2014	395
2015	384
Thereafter	1,492

Total	$3,182

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

(5)	Loss Per Share, in thousands

Basic earnings or loss per share is determined by dividing net income or loss by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the effect of the conversion of potentially dilutive securities, such as stock options, warrants, and restricted shares, based on the treasury stock method if the effect is not anti-dilutive.

In computing diluted earnings per share, common stock equivalents are not considered in periods in which a net loss is reported, as the inclusion of the common stock equivalents would be antidilutive. As a result there is no difference between the Company’s basic and diluted loss per share for the three and nine months periods ended September 30, 2011 and 2010.

If the Company had reported a profit for the three months periods ended September 30, 2011 and 2010, the potential common shares would have increased the weighted average shares outstanding by 203 and 549, respectively, and for the nine months periods ended September 30, 2011 and 2010 by 323 and 631, respectively. In addition, there were unvested restricted stock and options to purchase 574 and 636 shares of common stock for the three month periods ended September 30, 2011 and 2010, respectively, and 490 for the nine month periods ended September 30, 2011 and 2010, which were not included in the calculation of diluted net income per share as their effect would be antidilutive.

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

The following table summarizes the weighted average assumptions we utilized for grants of share-based awards during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011(1)	2010	2011(1)	2010
Risk-free interest rates	—	1.0% – 2.0%	—	1.0% – 2.0%
Expected dividend yield	—	None	—	None
Expected term	—	6.2 Years	—	6.2 Years
Expected volatility	—	65.9%	—	65.9%

(1)	No stock options were granted during the nine months ended September 30, 2011.

During the three and nine months periods ended September 30, 2011, we granted restricted stock awards of 14 and 36 shares, respectively. During the three and nine month periods ended September 30, 2010 we granted restricted stock awards of 45 and 120 shares, respectively. Restricted stock awards are valued at the fair market value at the grant date.

During the nine month period ended September 30, 2011, we modified existing restricted stock awards and options. On April 4, 2011, we accelerated the vesting of 14 shares of restricted stock awarded to a member of our Board of Directors who passed away during the year, resulting in a net expense of $75 during the periods. On April 4, 2011, we also increased the exercise period on 20 shares of his previously vested options from 90 days to one year after separation resulting in an additional $1 in compensation expense. On May 1, 2011, in connection with the resignation of our former CEO and Director, we accelerated the vesting of 5 shares of restricted stock awards resulting in a net expense decrease of $4 as we reversed compensation expense for shares that did not vest. On May 1, 2011, we also modified 23 unvested shares of restricted stock and unvested stock options to purchase 83 shares of our Class A Common Stock held by her as of her resignation date with the addition of a performance condition that would allow the restricted stock and options to vest if a “Change in Control”, as defined in the severance agreement between the Company and its former CEO dated April 15, 2010, is consummated on or before November 1, 2011. The compensation expense valued for this modification will be recognized at such time as the performance condition is deemed probable or at its occurrence. The performance period has been completed and the condition has not been satisfied, therefore, no incremental expense was recorded.

All options granted have a contractual ten-year term. All options granted subsequent to January 1, 2006 vest in equal installments on the first, second, third, and fourth year anniversaries over a four year period of continuous employee service. All restricted stock awards made prior to January 1, 2010 vest in equal installments on the first, second, third, fourth and fifth year anniversaries over a five year period of continuous employee service. All restricted stock awards made subsequent to January 1, 2010 vest in twenty equal installments on the quarterly anniversaries from the date of grant over a five-year period.

BITSTREAM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s results for the three months ended September 30, 2011 and 2010 include $135 and $293, respectively, and for the nine months ended September 30, 2011 and 2010 include $488 and $778, respectively, of share-based compensation within the applicable expense classification where it reports the share-based award holders’ compensation expense.

The following table presents share-based compensation expense included in the Company’s condensed consolidated statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Cost of revenue-software licenses	$—	$1	$—	$3
Cost of revenue-services	1	10	11	47
Marketing and selling	6	5	23	30
Research and development	55	91	219	281
General and administrative	73	186	235	417

	$135	$293	$488	$778

(7)	Commitments and Contingencies, dollar amounts in thousands

Lease commitments

The Company conducts its operations in leased facilities. In June 2009, the Company entered into a ten-year lease agreement for 27 thousand square feet of office space with the right of first refusal on an additional four thousand square feet in a building located in Marlborough, Massachusetts. This lease agreement commenced September 1, 2009 and obligates us to make minimum lease payments plus our pro-rata share of future real estate tax increases and certain operating expense increases above the base year. The lease payments began after three (3) free months of rent and increase by approximately 2% per annum. The remaining commitment under the lease at September 30, 2011 is approximately $4,475. The Company records rent expense on a straight-line basis, taking into consideration the free rent period, the tenant allowance received at the outset of the lease, and annual incremental increases to the lease payments. The Company’s current lease agreement also requires it to maintain a Letter of Credit in the amount of $136 through October 31, 2019, which the Company collateralized with a certificate of deposit classified as a long-term restricted asset on the condensed consolidated balance sheets.

In July 2008, Bitstream India Pvt. Ltd., our wholly-owned subsidiary, entered into a 33-month lease agreement in Nodia, India. This lease agreement commenced May 1, 2008 and obligates the Company to make monthly payments including service taxes. In January 2011, Bitstream India Pvt. Ltd., exercised the option to renew the lease agreement for an additional twenty-seven (27) months. The remaining commitment at September 30, 2011 is approximately $106 U.S. dollars.

In January 2011, Bitstream Israel Ltd., our wholly-owned subsidiary, entered into a thirty-six (36) month lease agreement in Caesarea, Israel. This lease agreement commenced April 15, 2011 and obligates us to make semi-annual payments including service taxes. The remaining commitment at September 30, 2011 is approximately $320 U.S. dollars. This lease agreement also required us to obtain a bank guarantee in the amount of approximately $54 U.S. dollars to be in place through May 14, 2014. The bank guarantee is classified as restricted cash on our condensed consolidated balance sheets.

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

Legal Actions

From time to time, the Company is subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, and claims involving commercial, employment and other matters. In accordance with generally accepted accounting principles, the Company makes a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of September 30, 2011, there are no material pending legal proceedings to which we are a party, and no liability was recorded. Litigation is inherently unpredictable and it is possible that the Company’s financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Current:
Federal	$19	$19	$56	$25
State	—	(24)	—	(24)
Foreign	58	133	152	157

Total	$77	$128	$208	$158

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

The Company continued to provide a full valuation allowance for its net deferred tax assets at September 30, 2011, as it believes it is more likely than not that the future tax benefits from accumulated net operating losses and deferred taxes will not be realized. The Company continues to assess the need for the valuation allowance at each balance sheet date based on all available evidence. However, it is possible that the “more likely than not” criterion could be met in future periods, which could result in the reversal of a significant portion or all of the valuation allowance, which, at that time, would be recorded as a tax benefit in the condensed consolidated statement of operations.

In June 2006, the FASB issued authoritative guidance clarifying the criteria that an individual tax position must satisfy for some or all of the benefits of that position to be recognized in a company’s financial statements. The Company adopted this guidance on January 1, 2007, the implementation of which did not have a material impact on the Company’s consolidated balance sheets, results of operations or cash flows. At the adoption date of January 1, 2007, and also at December 31, 2010, and September 30, 2011, the Company had no uncertain tax positions.

The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. As of September 30, 2011, the Company had no accrued interest or penalties related to uncertain tax positions. The Company’s 2006 through 2010 tax years remain open to examination by the material taxing jurisdictions to which it is subject.

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

The Company reports revenue and income under one reportable segment. Company management assesses operating results on an aggregate basis to make decisions about the allocation of resources. Revenue by geography is based on the billing address of the customer. The following tables set forth revenue and long-lived assets by geographic area:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
*Revenue:
United States	$5,929	$4,616	$18,015	$13,628
United Kingdom (UK)	161	416	986	1,251
Korea	57	625	110	688

Other (Countries less than 5% individually, by Region)
Europe, excluding UK	386	131	1,124	532
Asia, excluding Korea	20	9	154	92
Other, including Canada	255	185	551	434

Total revenue	$6,808	$5,982	$20,940	$16,625

*	If revenue attributable to a specific country is greater than 5% in any period, revenue attributable to that country is disclosed for all periods. All e-commerce credit card revenue is included as attributable to the United States.

Long-lived tangible assets by geographic area are as follows:

	September 30, 2011	December 31, 2010
United States	$492	$524
India	57	39
Israel	116	43

Total	$665	$606

(10)	Subsequent Events

On November 10, 2011, the Board of Directors of Bitstream authorized the contribution of the Pageflex and Bolt Products from Bitstream to Bitstream’s wholly-owned subsidiary, Marlborough Software Development Holdings, Inc. (“MSDH”), (the “Separation”), and the distribution of shares of MSDH stock to holders of Bitstream stock on a one for one basis, (the “Distribution”), MSDH was formed in conjunction with Bitstream’s planned merger (the “Bitstream Merger”) with and acquisition by a newly-formed subsidiary (“Merger Sub”) of Monotype Imaging Holdings Inc., a Delaware corporation (“Monotype”). The completion of the Separation and Distribution are conditions precedent to the Bitstream Merger. Management and the Board of Directors of Bitstream believe that it is in the best interest of shareholders to separate and allow for the merger of Bitstream’s business relating to its OEM and retail font and font technology products with Monotype’s Merger Sub.

Also, on November 10, 2011, Bitstream and Monotype signed the Merger Agreement contemplated by the above actions, and Monotype entered into voting agreements with each of the directors and executive officers of Bitstream and certain stockholders of Bitstream that beneficially own in the aggregate approximately 44% of Bitstream’s common stock, pursuant to which they have agreed to vote their shares of Bitstream common stock in favor of the Merger Agreement and the transactions contemplated thereby, including the Merger. On November 10, 2011, MSDH filed a Registration Statement on Form S-1 with the SEC to register the shares of MSDH common stock that will be distributed to holders of Bitstream common stock pursuant to the Distribution.

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

RESULTS OF OPERATIONS (in thousands, except percentages and per share amounts)

Revenue and Gross Profit:

	Three Months Ended September 30,
		% of		% of	Change
	2011	Revenue	2010	Revenue	Dollars	Percent
Revenue
Software licenses	$5,207	76.5%	$4,739	79.2%	$468	9.9%
Services	1,601	23.5	1,243	20.8	358	28.8%

Total revenue	6,808	100.0	5,982	100.0	826	13.8%

Cost of Revenue

Software licenses	2,936	56.4	2,346	49.5	590	25.1%
Services	666	41.6	518	41.7	148	28.6%

Total cost of revenue	3,602	52.9	2,864	47.9	738	25.8%

Gross Profit	$3,206	47.1%	$3,118	52.1%	$88	2.8%

Revenue and Gross Profit:

	Nine Months Ended September 30,
		% of		% of	Change
	2011	Revenue	2010	Revenue	Dollars	Percent

Revenue
Software licenses	$16,021	76.5%	$13,075	78.6%	$2,946	22.5%
Services	4,919	23.5	3,550	21.4	1,369	38.6%

Total revenue	20,940	100.00	16,625	100.0	4,315	26.0%

Cost of Revenue

Software licenses	8,598	53.7	6,644	50.8	1,954	29.4%
Services	1,822	37.0	1,472	41.5	350	23.8%

Total cost of revenue	10,420	49.8	8,116	48.8	2,304	28.4%

Gross Profit	$10,520	50.2%	$8,509	51.2%	$2,011	23.6%

License Revenue

The increase in revenue from software licenses was attributable to an increase in direct sales of $647, or 19.6%, to $3,950 for the three months ended September 30, 2011, as compared to $3,303 for the three months ended September 30, 2010. This increase was primarily due to an increase in sales of fonts from our e-commerce site resulting from an increase in both volume and variety of fonts sold, as well as the release of Webfonts during the first quarter of 2011. Software license revenue from Original Equipment Manufacturers (“OEMs”) and Independent Software Vendors (“ISVs”) decreased $364, or 27.2%, to $976 for the three months ended September 30, 2011, as compared to $1,340 for the three months ended September 30, 2010. This decrease in OEM sales resulted primarily from a decrease related to timing of renewals of existing multi-year license contracts, partially offset by an increase resulting from sales of the iWay product acquired from Press-Sense in June 2010. Software license revenue from resellers increased $185, or 192.7%, to $281 for the three months ended September 30, 2011, as compared to $96 for the three months ended September 30, 2010. The increase in reseller revenue and direct sales, excluding e-commerce sales, primarily resulted from sales of the iWay product acquired from Press-Sense in June 2010.

The increase in revenue from software licenses for the nine months ended September 30, 2011 was attributable to an increase in direct sales of $2,482, or 26.2%, to $11,950, as compared to $9,468 for the nine months ended September 30, 2010, due to an increase in sales of fonts from our e-commerce site. This increase was due to an increase in both the volume and variety of fonts sold, as well as the release of Webfonts during the first quarter of 2011. Software license revenue from resellers for the nine months ended September 30, 2011 increased $338, or 110.5%, to $644, as compared to $306 for the nine months ended September 30, 2010. The increase in reseller revenue and direct sales, excluding e-commerce sales, was due to sales of the iWay product acquired from Press-Sense in June 2010 as well as increases in the volume and variety of fonts and publishing products licensed during the nine months ended September 30, 2011. Software license revenue from Original Equipment Manufacturers (“OEMs”) and Independent Software Vendors (“ISVs”) increased $126, or 3.8%, to $3,427 for the nine months ended September 30, 2011, as compared to $3,301 for the nine months ended September 30, 2010. The increase in OEM and ISV revenue for the nine month periods was primarily due to sales of the iWay product acquired in June 2010, partially offset by a decrease related to timing of renewals of existing multi-year license contracts. We were affected by the global economic downturn, as were our customers, including various OEMs and ISVs who report product royalties on shipments of their products. We are not able to determine at this time how these economic conditions will impact our license revenue during the remainder of 2011.

Service Revenue

Revenue from services increased 28.8% and 38.6%, respectively, for the three and nine month periods ended September 30, 2011, as compared to the same periods ended September 30, 2010 due to increases across all of our product lines. The largest increases during the three and nine month periods ended September 30, 2011 were $216 and $883, respectively, from customer support contracts related to the iWay product acquired in June 2010, as well as increases of $74 and $245, respectively, in custom design consulting in font and font technology. Service revenue from direct sales for the three months ended September 30, 2011 increased $11, or 1.1%, to $985, as compared to $974 for the three months ended September 30, 2010. Service revenue from resellers for the three months ended September 30, 2011 increased $122, or 69.3%, to $298, as compared to $176 for the three months ended September 30, 2010. This increase results primarily from the addition of support contracts through reseller distributors for the iWay product acquired in June 2010 of $127. Service revenue from OEMs and ISVs increased $225, or 241.9%, to $318, as compared to $93 for the three months ended September 30, 2011 and 2010. This increase is related primarily to increases in custom consulting services for font and font technology of $109, as well as iWay support contracts of $83.

Service revenue from direct sales for the nine months ended September 30, 2011 increased $133, or 4.8%, to $2,887, as compared to $2,754 for the nine months ended September 30, 2010. Service revenue from resellers increased $630, or 116.2%, to $1,172 for the nine months ended September 30, 2011, as compared to $542 for the nine months ended September 30, 2010. This increase is related primarily to support contracts for the iWay product of $641. Service revenue from OEMs and ISVs increased $606, or 238.6%, to $860 for the nine months ended September 30, 2011, as compared to $254 for the nine months ended September 30, 2010. This increase includes iWay support contracts of $226 and custom consulting services for font and font technology of $270, as well as browsing support and services of $93. We anticipate that consulting, graphic design and training services vary with specific requirements of customers and may be affected more by economic concerns as customers may delay design changes, custom development and training. However, we are not able to determine at this time how these economic concerns will impact our service revenue during the remainder of 2011.

We recognize license revenue from direct sales and licensing agreements of our products and products from third parties, including e-commerce sales made via our websites, licensing agreements with OEMs and ISVs, and from the resale of our products through various resellers. We recognize reseller revenue if collection is probable, upon notification from the reseller that it has sold the product or, if for a physical product, upon delivery of the software. E-commerce sales include revenue from the licensing of Bitstream fonts and font technology, licensing of mobile browsing products, licensing of fonts and font technology developed by third parties and from fees received from referring customers to other sites for which we have referral agreements. Referral income for the three and nine months ended September 30, 2011 was $11 and $33, respectively. Referral income for the three and nine months ended September 30, 2010 was $11 and $34, respectively. There are minimal costs associated with referral revenue, and such costs primarily represent the time to load copies of the fonts provided by each participating foundry to the MyFonts.com database. We expense those costs as incurred.

Cost of License Revenue

The increase in cost of license revenue for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010 was primarily due to increased direct costs, including royalty and credit card processing expenses of $620, or 28.9%, to $2,765 for the three months ended September 30, 2011, as compared to $2,145 for the three months ended September 30, 2010. This increase resulted from increased sales of third party products including e-commerce sales. The increase in cost of license revenue for the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 was primarily due to increased direct costs, including royalty and credit card processing expenses of $1,851, or 30.0%, to $8,019 for the nine months ended September 30, 2011 as compared to $6,168 for the nine months ended September 30, 2010. This increase resulted from increased sales of third party products including e-commerce sales. Cost of license revenue for the three and nine months ended September 30, 2011 includes $121 and $366, respectively, of hosting fees for the browsing product line, as well. We also incurred increased support infrastructure costs for our e-commerce and browsing product lines during the three and nine month periods ended September 30, 2011. Due to anticipated e-commerce revenue growth, we expect that cost of licenses as a percentage of sales for 2011 will continue at a level above that reflected in our 2010 financial statements, until such time as revenue from sales of our type, publishing and browsing technologies begins to increase relative to the increase in e-commerce revenue. Quarterly results may vary based upon the mix of products sold during any particular quarter.

Cost of Service Revenue

The increase in cost of services revenue for the three and nine month periods ended September 30, 2011, as compared to the same periods ended September 30, 2010, was $148 and $350, respectively. These increases were associated with the Israel office established in June 2010 with the acquisition of assets of Press-Sense, and increases related to a reduction in the internal allocation of resources charged to research and development projects resulting in higher cost of services expense of $23 and $116 for the three and nine month periods ended September 30, 2011, respectively, as compared to the same periods ended September 30, 2010. Our cost of services infrastructure has remained relatively constant during 2011 and we expect our variable costs to increase as the demand for these services increases and also with the addition of support and consulting services for the iWay product which was acquired as part of the acquisition of the Press-Sense Ltd. assets. We expect our cost of services revenue as a percentage of revenue to increase to approximate the level attained during 2010.

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

Operating Expenses:

	$14,690	$14,690	$14,690	$14,690	$14,690	$14,690
	Three Months Ended September 30,
		% of		% of	Change
	2011	Revenue	2010	Revenue	Dollars	Percent
Marketing and selling	$1,129	16.6%	$945	15.8%	$184	19.5%
Research and development	2,128	31.3	2,057	34.4	71	3.5
General and administrative	1,760	25.9	1,207	20.2	553	45.8

Total operating expenses	$5,017	73.7%	$4,209	70.4%	$808	19.2%

	$14,690	$14,690	$14,690	$14,690	$14,690	$14,690
	Nine Months Ended September 30,
		% of		% of	Change
	2011	Revenue	2010	Revenue	Dollars	Percent
Marketing and selling	$3,215	15.4%	$2,647	15.9%	$568	21.5%
Research and development	6,402	30.6	5,076	30.5	1,326	26.1
General and administrative	5,073	24.2	2,994	18.0	2,079	69.4

Total operating expenses	$14,690	70.2%	$10,717	64.5%	$3,973	37.1%

Marketing and Selling (“M&S”) Expense

Marketing and selling (“M&S”) expense consists primarily of salaries and benefits, commissions, travel expense and facilities costs related to sales and marketing personnel, as well as marketing program-related costs including trade shows and advertising. M&S expense increased $184, or 19.5%, to $1,129 for the three months ended September 30, 2011 as compared to $945 for the three months ended September 30, 2010. This increase is related primarily to the addition of sales and marketing personnel associated with the iWay product acquired in June 2010 of $123, an increase in salaries and travel expenses related to the browser product of $91, partially offset by a decrease of $31 in recruiting fees for browser personnel.

M&S expense increased $568, or 21.5%, to $3,215 for the nine months ended September 30, 2011, as compared to $2,647 for the nine months ended September 30, 2010. This increase in M&S expense related primarily to the addition of sales and marketing personnel associated with the iWay product of $434, amortization of iWay customer lists of $80, an increase in sales personnel and related travel expenses for the browser product of $197, partially offset by a decrease of $111 in tradeshow expenses in 2011, and a decrease of $31 in recruiting fees for browser personnel. We expect that our M&S expense will increase in both absolute dollars and as a percentage of revenue during the remainder of 2011, as commissionable sales increase and as we invest in new sales and marketing resources.

Research and Development (“R&D”) Expense

Research and development (“R&D”) expense consists primarily of salary and benefit costs, contracted third-party development costs, and facility costs related to software developers and management. R&D expense increased $71, or 3.5%, to $2,128 for the three months ended September 30, 2011, as compared to $2,057 for the three months ended September 30, 2010. This increase in R&D expense was primarily the result of increases in salaries and benefits of $61 worldwide, $51 recruiting fees, $41 facilities allocation and $25 equipment and depreciation. These increases are partially offset by the inclusion of $120 of browser hosting costs in cost of revenue for the three months ended September 30, 2011. These costs were included as R&D expense for the three months ended September 30, 2010, as the Company had yet to recognize any revenue from its free user base and provide hosting services to carrier and device manufacturers.

R&D expense increased $1,326, or 26.1%, to $6,402 for the nine months ended September 30, 2011, as compared to $5,076 for the nine months ended September 30, 2010. This increase in R&D expense was primarily the result of an increase in salaries and benefits of $95 due to increases in R&D personnel in the US, and $929 related to the addition of R&D personnel for the iWay product plus recruiting fees of $71, and $212 for additional headcount added in India during 2010. Increases also included an increase in facilities and overhead allocation to R&D worldwide of $166, and an increase in equipment and depreciation expenses of $77. These increases are partially offset by a decrease of $116 in personnel costs allocated from support services to R&D, and by the inclusion of $268 of browser hosting costs in cost of revenue. These costs were included as R&D expense in 2010, as the Company had yet to recognize any revenue from its free user base and provide hosting services to carrier and device manufacturers. We expect our development efforts and R&D expense to increase as compared to 2010 both in absolute dollars and as a percentage of sales during the remainder of 2011.

General and Administrative (“G&A”) Expense

G&A expense consists primarily of salaries, benefits, and other related costs including travel and facility expenses for finance, human resource, legal and executive personnel, legal and accounting professional services, provision for bad debts and director and officer insurance. G&A expense increased $553, or 45.8%, to $1,760 for the three months ended September 30, 2011 as compared to $1,207 for the three months ended September 30, 2010. A significant contributor to this increase is related to business advisory and other related legal and accounting services including costs associated with the merger and separation as disclosed under Liquidity and Capital Resources of $801. This increase was partially offset by the non-recurrence of Press-Sense acquisition costs in 2010 of $109 as well as a decrease in compensation expense of $132 related to the salaries, benefits and other compensation of the former CEO.

G&A expense increased $2,079, or 69.4%, to $5,073 for the nine months ended September 30, 2011 as compared to $2,994 for the nine months ended September 30, 2010. Significant contributors to this increase are the expense of $695 related to the May 2011 resignation agreement with the Company’s former CEO, which includes salary, stock awards and attorney’s fees, as well as $1,092 in business advisory and other related legal and accounting services including costs associated with the merger and separation as disclosed under Liquidity and Capital Resources. Other increases include $608 related to the Israel office established in June 2010, which includes the hiring of a general manager of Publishing, as well as a net increase of $136 for additional G&A resources in the US. These increases were partially offset by a decrease in compensation expenses of $363 related to the former CEO, and by a decrease in accounting and tax services of $431 in 2010 related to the acquisition of Press-Sense. We expect that G&A expenses will increase both in absolute dollars and as a percentage of revenue for our fourth quarter due to transaction fees associated with the Separation and the Distribution of shares of MSDH stock in conjunction with Bitstream’s planned merger with and acquisition by Monotype’s Merger Sub.

Other Income, Net:

	000000000	000000000	000000000	000000000	000000000	000000000
	Three Months Ended September 30,
		% of		% of	Change
	2011	Revenue	2010	Revenue	Dollars	Percent

Interest and other income expense, net	$(62)	(0.9)%	$45	0.8%	$(107)	(237.8)%

	000000000	000000000	000000000	000000000	000000000	000000000
	Nine Months Ended September 30,
		% of		% of	Change
	2011	Revenue	2010	Revenue	Dollars	Percent

Interest and other income, net	$143	0.7%	$109	0.7%	$34	31.2%

Other income is primarily gain on sale of investments in marketable securities, foreign currency transactions gains or losses, and interest income earned on cash, marketable securities, and money market instruments. Gain (loss) on sale of investments in marketable securities for the three and nine months ended September 30, 2011 was $(60) and $63, respectively. There was no gain on sale of investments in marketable securities for the three and nine months ended September 30, 2010. Foreign currency transaction losses for the three months ended September 30, 2011 and 2010 were $53 and $25, respectively. Transaction losses for the nine months ended September 30, 2011 and 2010 were $74 and $29, respectively. Net interest income for the three months ended September 30, 2011 and 2010 was $52 and $61, respectively. Net interest income for the nine months ended September 30, 2011 and 2010 was $154 and $131, respectively.

Provision for Income Taxes:

	000000000	000000000	000000000	000000000	000000000	000000000
	Three Months Ended September 30,
		% of		% of	Change
	2011	Revenue	2010	Revenue	Dollars	Percent

Provision for income taxes	$77	1.1%	$128	2.1%	$(51)	(39.8)%

	000000000	000000000	000000000	000000000	000000000	000000000
	Nine Months Ended September 30,
		% of		% of	Change
	2011	Revenue	2010	Revenue	Dollars	Percent

Provision for income taxes	$208	1.0%	$158	1.0%	$50	31.6%

Foreign taxes include foreign withholding taxes which vary with OEM license royalties from customers in countries who are a party to tax conventions with the United States including Korea, Israel and Poland, as well as foreign taxes paid by Bitstream India Pvt. Ltd., our subsidiary in India and by Bitstream Israel Ltd., our subsidiary in Israel. Federal income tax is related to the deferred tax liability from the amortization of Goodwill for tax purposes. The following is a summary of the components of the provision for income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Current:
Federal	$19	$19	$56	$25
State	—	(24)	—	(24)
Foreign	58	133	152	157

Total	$77	$128	$208	$158

LIQUIDITY AND CAPITAL RESOURCES

The Company has funded its operations primarily through the public sale of equity securities, cash flows from operations, cash received from the sale of our MediaBank and InterSep OPI product lines to Inso Providence Corporation in August of 1998, and cash received from the sale of our investment in DiamondSoft to Extensis in July of 2003. As of September 30, 2011, we had net working capital of $(259) versus $939 at December 31, 2010, a decrease of $1,198, or 127.6%. Including long-term available-for-sale marketable securities, classified as long-term due to stated maturity dates that are longer than one year, we had adjusted net working capital of $6,219 at September 30, 2011 versus $9,036 at December 31, 2010.

Our primary source of liquidity comes from our cash, cash equivalents and investments, which totaled $10,505 at September 30, 2011. Our investments are classified as available-for-sale and consist of securities that are readily convertible to cash, including government, government agency, and corporate bonds. Based on our current expectations, we anticipate that some portion of our existing cash, cash equivalents and investments may be consumed by operations.

Our operating activities provided (used) cash during the nine months ended September 30, 2011 and 2010 of $(900) and $628, respectively. The major components of cash used in operating activities for the nine months ended September 30, 2011 was our loss of $4,235 less non cash expenditures of $961, as well as an increase of $808 in accounts receivable. These uses of cash were partially offset by increases in deferred revenue of $457, accounts payable $748, accrued payroll $314, and accrued expenses $77. Cash used in operating activities for the nine months ended September 30, 2010 consisted primarily of our net loss of $2,257 plus non cash expenditures of $1,221 during the period.

Cash provided by investing activities during the nine months ended September 30, 2011 was $895 and consisted primarily of proceeds from the sale of investments in marketable securities of $1,785, partially offset by additions to capitalized software development costs of $554, purchases of property and equipment and intangible assets of $266 and $15, respectively, and an increase in restricted cash of $55 for the new Israel office rent deposit. Cash used in investing activities during the nine months ended September 30, 2010 was $14,202 and consisted primarily of investments in marketable securities of $8,990, acquisition of Press-Sense Ltd. of $6,528, and purchases of non-Press-Sense related property and equipment and intangible assets of $112 and $22, respectively. The Press-sense assets included $80 in property and equipment, $3,610 in intangible assets, and $2,810 in goodwill. These uses of cash were partially offset by proceeds from the sale of marketable securities of $1,450.

Our financing activities for the nine months ended September 30, 2011 and 2010 provided cash of $861 and $336, respectively, from the exercise of stock options.

In June 2011, the Company entered into an agreement with Net-Translators LLC with an estimated fee structure of $835, payable in installments upon completion of milestones specified in the agreement. Net-Translators will provide software development services related to the localization of our Storefront product into ten languages. As of September 30, 2011, the Company paid $488 with an estimated $347 remaining commitment which is expected to be paid during the next six months. These fees are recorded as capitalized software development costs which are expected to be amortized over a seven year period.

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

Subsequent Events

On November 10, 2011, the Board of Directors of Bitstream authorized the contribution of the Pageflex and Bolt Products from Bitstream to Bitstream’s wholly owned subsidiary, Marlborough Software Development Holdings, Inc. (“MSDH”) , (the “Separation”) and the distribution of shares of MSDH stock to holders of Bitstream stock on a one for one basis, (the “Distribution”), MSDH was formed in conjunction with Bitstream’s planned merger (the “Bitstream Merger”) with and acquisition by a newly-formed subsidiary (“Merger Sub”) of Monotype Imaging Holdings Inc., a Delaware corporation (“Monotype”). MSDH consists of the Pageflex and Bolt product lines that were contributed to it by Bitstream. The completion of the Separation and Distribution are conditions precedent to the Bitstream Merger and the Distribution must be completed at least three business days prior to the completion of the Bitstream Merger. The Separation, Distribution and Bitstream Merger will be consummated because management and the Board of Directors of Bitstream believe that it is in the best interest of shareholders to separate and allow for the merger of Bitstream’s business relating to its OEM and retail font and font technology products with Monotype’s Merger Sub.

Also, on November 10, 2011, Bitstream and Monotype signed the Merger Agreement contemplated by the above actions, and Monotype entered into voting agreements with each of the directors and executive officers of Bitstream and certain stockholders of Bitstream that beneficially own in the aggregate approximately 44% of Bitstream’s common stock, pursuant to which they have agreed to vote their shares of Bitstream common stock in favor of the Merger Agreement and the transactions contemplated thereby, including the Merger. On November 10, 2011, MSDH filed a Registration Statement on Form S-1 with the SEC to register the shares of MSDH common stock that will be distributed to holders of Bitstream common stock pursuant to the Distribution.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments

As of September 30, 2011, we did not participate in any derivative financial instruments or other financial and commodity instruments for which fair value disclosure would be required. Our investments include bank deposits, short-term money market accounts and investments in marketable securities including corporate bonds and government and government agency bonds that are carried on our books at fair value.

Interest Rate Sensitivity

The primary objective of our current investment activities is to preserve investment principal while maximizing income without significantly increasing risk. To meet these objectives, we invest funds not immediately required for operations only in high quality debt securities. We also limit the percentage of total investments that may be invested in any one issuer. Investments in corporate bonds as a group are also limited to a maximum percentage of our investment portfolio. We maintain a portfolio of cash equivalents and short-term and long-term investments in a variety of securities including money market funds, corporate bonds and government debt securities. These available-for-sale investments are subject to interest rate risk and may decline in value if market interest rates increase. If market interest rates increased immediately and uniformly by 10 percent from levels at September 30, 2011, the fair value of the portfolio would decline by approximately $645. We have the ability to hold our fixed income investments until maturity, and therefore do not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our investment portfolio.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are subject to legal proceedings and claims in the ordinary course of business, including claims of infringement of third-party patents and other intellectual property rights, and claims involving commercial, employment and other matters. In accordance with generally accepted accounting principles, we make a provision for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. This provision is reviewed at least quarterly. As of September 30, 2011, there are no material pending legal proceedings to which we are a party, and no liability was recorded. Litigation is inherently unpredictable and it is possible that our financial position, cash flows, or results of operations could be materially affected in any particular period by the resolution of any such contingencies or the costs involved in seeking the resolution of any such contingencies.

ITEM 1A. RISK FACTORS

We incorporate herein by reference the risk factors contained in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended and supplemented by the risk factors contained in Part II, Item 1A of our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011. There have been no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended and supplemented by our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2011, except for the addition of the following risk factor:

Our pending merger with a subsidiary of Monotype Imaging Holdings Inc. and the planned, related spin-off of our Pageflex and Bolt product lines may cause disruption in our business and, if the pending merger and spin-off do not occur, we will have incurred significant expenses and our stock price may decline.

The announcement of our pending merger with a subsidiary of Monotype Imaging Holdings Inc. (“Monotype Imaging”) and the related pending distribution to our existing stockholders (the “Spin-Off”) of all of the shares of common stock of Marlborough Software Development Holdings Inc., a Delaware corporation and our wholly-owned subsidiary (“MSDH”), which owns and controls all of our assets, liabilities and operations relating to our Pageflex and Bolt products, whether or not consummated, may result in a loss of key personnel and may disrupt our sales and operations, which may have an impact on our financial performance. The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the merger, but includes certain contractual restrictions on the conduct of our business that may affect our ability to execute on our business strategies and attain our financial goals. Additionally, the announcement of the pending merger and Spin-Off, whether or not consummated, may impact our relationships with third parties.

The completion of the pending merger is subject to certain conditions, including, among others (i) adoption of the merger agreement by our shareholders, (ii) the consummation of the Spin-Off prior to the effective time of the merger; (iii) subject to certain materiality exceptions, the accuracy of the representations and warranties made in the merger agreement by us and by Monotype Imaging and its subsidiary, respectively, and compliance by us and by Monotype Imaging and its subsidiary with our and their respective obligations under the merger agreement and (v) the non-occurrence of an event having a “Company Material Adverse Effect” (as defined in the merger agreement) on us. The completion of the Spin-Off is subject to the declaration of the effectiveness by the SEC of the registration statement on Form S-1 filed by MSDH with the SEC with respect to the Spin-Off .

If the merger agreement is terminated under certain circumstances, then we would be required to pay Monotype Imaging a termination fee of $2,000,000. In addition, if the merger agreement is terminated because our stockholders fail to approve the merger, then, in addition to such termination fee we will be obligated to pay Monotype Imaging’s reasonable expenses incurred in connection with the proposed merger. In the event we fail to complete the Spin-Off by the time required in the merger agreement, Monotype Imaging may elect to terminate the merger agreement, and upon such termination we will be obligated to pay Monotype Imaging $1,000,000.

We cannot predict whether all of the closing conditions for the pending merger set forth in the merger agreement will be satisfied. As a result, we cannot assure you that the pending merger will be completed. If the closing conditions for the pending merger set forth in the merger agreement are not satisfied or waived pursuant to the merger agreement, or if the transaction is not completed for any other reason, the market price of our common stock may decline. In addition, if the pending merger and Spin-Off do not occur, we will nonetheless remain liable for significant expenses that we have incurred related to the transactions, as well as potentially being liable for a termination fee and/or Monotype Imaging’s expenses incurred in connection with the merger, as described above.

These matters, alone or in combination, could have a material adverse effect on our business and financial results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	None.

(b)	Not applicable.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. (Removed and Reserved)

ITEM 5. OTHER INFORMATION

(a)	None.

(b)	None.

ITEM 6. EXHIBITS

(a)	Exhibits

2.1

Agreement and Plan of Merger, dated as of November 10, 2011, among Bitstream Inc., Monotype Imaging Holdings Inc. and Birch Acquisition Corporation (filed as Exhibit 2.1 to the Current Report on Form 8-K of Bitstream Inc. as filed with the SEC on November 10, 2011 and incorporated herein by reference).

10.1	Form of Voting Agreement and a schedule of signatories thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K of Bitstream Inc. as filed with the SEC on November 10, 2011 and incorporated herein by reference).

*31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release, dated November 10, 2011, of Bitstream Inc. (filed as Exhibit 99.1 to the Current Report on Form 8-K of Bitstream Inc. as filed with the SEC on November 10, 2011 and incorporated herein by reference).

*101.1	The following financial statements from the Quarterly Report on Form 10-Q of Bitstream Inc. for the quarter ended September 30, 2011 formatted in XBRL: (i) Condensed Consolidated Balance Sheets (unaudited), (ii) Condensed Consolidated Statements of Operations (unaudited), (iii) Condensed Consolidated Statements of Cash Flows (unaudited), and (iv) Notes to Condensed Consolidated Financial Statements (unaudited), tagged as blocks of text.

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BITSTREAM INC. (Registrant)

SIGNATURE	TITLE	DATE

/s/ Amos Kaminski	Executive Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	November 14, 2011
Amos Kaminski

/s/ James P. Dore	Vice President and Chief Financial Officer (Principal Financial Officer)	November 14, 2011
James P. Dore